Form 10-K
period 2016-09-30
VALVOLINE INC
filed 2016-12-19
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
3499 Blazer Parkway
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐     No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes  ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes ☑     No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                                     Yes ☐     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes  ☐    No  ☑
The Registrant completed the initial public offering of its common stock on September 28, 2016. Accordingly, there was no public market for the Registrant’s common stock as of March 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
At November 30, 2016, there were 204,529,622 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement (“Proxy Statement”) for its January 24, 2017 Annual Meeting of Shareholders, which will be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Valvoline may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (“SEC”), news releases and other written and oral communications.

These forward-looking statements are based on Valvoline’s current expectations and assumptions regarding, as of the date such statements are made, Valvoline’s future operating performance and financial condition, including Valvoline’s separation from Ashland (the “Separation”), the expected timetable for Ashland’s potential distribution of its remaining Valvoline common stock to Ashland shareholders (the “Stock Distribution”) and Valvoline’s future financial and operating performance, strategic and competitive advantages, leadership and future opportunities, as well as the economy and other future events or circumstances. Valvoline’s expectations and assumptions include, without limitation, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: demand for Valvoline’s products and services; sales growth in emerging markets; the prices and margins of Valvoline’s products and services; the strength of Valvoline’s reputation and brand; Valvoline’s ability to develop and successfully market new products and implement its digital platforms; Valvoline’s ability to retain its largest customers; potential product liability claims; achievement of the expected benefits of the Separation; Valvoline’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Valvoline’s future cash flows, results of operations, financial condition and Valvoline’s ability to repay debt) and other liabilities; operating as a stand-alone public company; Valvoline’s ongoing relationship with Ashland; failure, caused by Valvoline, of Ashland’s Stock Distribution of Valvoline common stock to Ashland shareholders to qualify for tax-free treatment, which may result in significant tax liabilities to Ashland for which Valvoline may be required to indemnify Ashland; and the impact of acquisitions and/or divestitures Valvoline has made or may make (including the possibility that Valvoline may not realize the anticipated benefits from such transactions). These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although Valvoline believes that the expectations reflected in these forward-looking statements are reasonable, Valvoline cannot guarantee future results, level of activity, performance or achievements. In addition, neither Valvoline nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Valvoline or any other person that Valvoline will achieve its objectives and plans in any specified time frame, or at all. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Other important factors that could cause actual results to differ materially from those contained in these forward-looking statements are discussed under “Use of estimates, risks and uncertainties” in Note 2 of Notes to Consolidated Financial Statements in this annual report on Form 10-K.  For a discussion of other factors and risks that could affect Valvoline’s expectations and operations, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

All forward-looking statements attributable to Valvoline are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report on Form 10-K, and hereafter in Valvoline’s other SEC filings and public communications. You should evaluate all forward-looking statements made by Valvoline in the context of these risks and uncertainties.

A PART I

ITEM 1.  BUSINESS

General

Valvoline Inc. is a Kentucky corporation, with its principal executive offices located at 3499 Blazer Parkway, Lexington, Kentucky 40509 (Telephone: (859) 357-7777).   The terms “Valvoline,” the “Company,” “we,” “us,” and “our” as used herein include Valvoline Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise. Valvoline is a controlled subsidiary of Ashland Global Holdings Inc. The term “Ashland” or "Parent" refers to Ashland Global Holdings Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise.

Valvoline is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. Valvoline is one of the most recognized and respected premium consumer brands in the global automotive lubricant industry, known for its high quality products and superior levels of service. Established in 1866, Valvoline’s heritage spans 150 years, during which it has developed powerful name recognition across multiple product and service channels. With approximately 5,150 employees worldwide, Valvoline services the United States in all of the key lubricant sales channels, and has a strong international presence with products sold in approximately 140 countries.

Valvoline has a history of leading innovation with revolutionary products such as All Climate™, DuraBlend™, and MaxLife™. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Premium branded product offerings enhance Valvoline’s high quality reputation and provide customers with solutions that address a wide variety of needs.

Reportable Segments

Valvoline’s reporting structure is principally composed of three reportable segments: Core North America, Quick Lubes and International. Additionally, certain corporate and other costs are included in an Unallocated and other segment.

Core North America - The Core North America segment sells Valvoline™ and other branded and private label products in the United States and Canada to both consumers who perform their own automotive maintenance, referred to as “Do-It-Yourself” or “DIY” consumers, as well as to installer customers who use Valvoline products to service vehicles owned by “Do-It-For-Me” or “DIFM” consumers. Valvoline sells to its DIY consumers through retail auto parts stores, such as AutoZone, O’Reilly Auto Parts and Advance Auto Parts, as well as leading mass merchandisers and independent auto part stores. Valvoline also sells branded products and services to installer customers such as car dealers, general repair shops and third-party quick lube locations, including Goodyear, Monro, Express Oil Change, TBC Retail Group and Sears, directly through distributors. The Valvoline team also sells branded products and solutions to heavy duty customers, such as on-highway fleets and construction companies, and has a strategic relationship with Cummins Inc. (“Cummins”), a leading heavy duty engine manufacturer, for co-branding products in the heavy duty business.

Quick Lubes - The Quick Lubes segment services the passenger car and light truck quick lube market through two platforms: Valvoline’s company-owned and franchised Valvoline Instant Oil ChangeSM (“VIOC”) stores, the second largest U.S. retail quick lube service chain by number of stores; and Express Care™, a quick lube customer platform developed for independent operators who purchase Valvoline motor oil and other products pursuant to contracts while displaying Valvoline branded signage. VIOC centers offer customers a quick, easy, and trusted way to maintain their vehicles, utilizing well-trained technicians who have access to a proprietary service process that sets forth rigorous protocols for both the steps that must be followed in the service of vehicles and for interactions with customers. As of September 30, 2016, the VIOC network consisted of 342 company-owned and 726 franchised centers and operated in 44 states. The Express Care™ platform supports smaller (typically single store) operators that do not fit Valvoline’s franchised model and typically offer other non-quick lube services such as auto repairs and car washes. As of September 30, 2016, there were 347 Express Care™ locations.

International - Valvoline’s International segment sells Valvoline™ and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in approximately 140 countries outside of the United States and Canada.  Key international markets include China; India; Europe, Middle East, and Africa (“EMEA”); Latin America; and Australia Pacific. International sales include both passenger car products and heavy duty products used in a wide variety of heavy duty equipment. Passenger car, motorcycle and light duty truck products are sold internationally mostly through distributors in DIFM sales channels to installer customers. Heavy duty products are sold either directly to key customers, or through distributors. Valvoline goes to market in its International business segment in three ways: (1) through its own local sales, marketing, and back office support teams; (2) through joint ventures; and (3) through independent distributors.  Valvoline has 50/50 joint ventures with Cummins in India and China and smaller joint ventures in select countries in Latin America and Asia.

Unallocated and other - Valvoline’s Unallocated and other segment generally includes items such as components of pension and other postretirement benefit plans and certain significant restructuring activities that are not directly attributable to any of the other segments described above, including costs related to the Separation of Valvoline from Ashland and legacy costs.
The majority of the Company’s sales comes from the sale of lubricant products which were approximately 89% of Valvoline’s total consolidated sales for fiscal 2016. For 2016 sales and other information by reportable segment and by geography, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Business Overview-Business Results.”

Available Information

More information about Valvoline is available at Valvoline’s internet address, http://www.valvoline.com. On this website, Valvoline makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the Securities and Exchange Commission (“SEC”). Valvoline also makes available, free of charge on its website, its Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and the code of business conduct that applies to Valvoline’s directors, officers and employees. These documents are also available in print to any shareholder who requests them. Information contained on Valvoline’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials Valvoline files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Corporate Developments

On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses. To facilitate the Separation, Valvoline Inc. was incorporated in May 2016 as a subsidiary of Ashland. Following a series of restructuring steps prior to the initial public offering (“IPO”) of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline Inc.

On September 22, 2016, Ashland and Valvoline announced the pricing of the IPO of 30 million shares of Valvoline’s common stock at a price to the public of $22.00 per share and closed the IPO on September 28, 2016. The underwriters exercised an option to purchase an additional 4.5 million shares of Valvoline’s common stock to cover over allotments. The total net proceeds, after underwriter’s discount and other offering expenses, received from the IPO were $712 million. Valvoline’s common stock is listed on the New York Stock Exchange under the symbol “VVV.” After completing the IPO, Ashland owns 170 million shares of Valvoline’s common stock, representing approximately 83% of the total outstanding shares of Valvoline’s common stock. Ashland presently intends to distribute the remaining shares of Valvoline common stock to Ashland’s stockholders following the release of second fiscal quarter of 2017 financial results by both Ashland and Valvoline subject to final Ashland board approval as well as the satisfaction or waiver by Ashland of a number of conditions. Ashland may determine not to complete the separation if, at any time, the Board of Directors of Ashland determines, in its sole and absolute discretion, that the distribution is not in the best interest of Ashland or its stockholders or is otherwise not advisable.

As of September 30, 2016, Valvoline includes substantially all of the historical Valvoline business reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline by Ashland. The largest transferred liabilities are the net pension and other postretirement plan liabilities. Other transferred assets and liabilities primarily consist of deferred compensation, certain Ashland legacy business insurance reserves, tax attributes, and certain trade payables. Additionally, any deferred tax assets and liabilities that relate specifically to these assets and liabilities have been transferred to Valvoline, as well as certain other tax liabilities and indemnities as a result of the Tax Matters Agreement entered into between Ashland and Valvoline.

Industry Overview

Valvoline participates primarily in the global finished lubricants market. The global finished lubricants market is an approximately $60 billion market with demand for over 11 billion gallons of lubricants. Demand for passenger car motor oil and motorcycle oil accounted for approximately 24% of global lubricant demand, while the remaining 76% of demand was for commercial and industrial products. The United States has historically accounted for the largest amount of lubricant demand, followed by China and India. The lubricants market is impacted by the following key drivers and trends:

•
Global lubricants market demand is shifting towards higher performance finished lubricants, largely driven by advancements in vehicle/equipment design and original equipment manufacturer (“OEM”) requirements for improved efficiency, reduced carbon footprints and optimized fuel consumption.

•
There has been increasingly stringent regulation, particularly in North America and Europe aimed at reducing toxic emissions, which has led to a continuous drive for innovation given changing specifications for lubricants.

•
Between 2007 and 2012, the North American transport lubes market experienced average annual volume declines of 2.7% per annum, due in part to an increase in oil change intervals, which have resulted from changing OEM recommendations and advancements in engine technology. However, this trend has reversed over the past two years as an increase in the number of cars on the road and miles driven has led to stable market volumes.

•	A surge in the number of cars on the road has led to rapid expansion of passenger vehicle lubricant sales in developing regions.

Business and Growth Strategies

The strength of Valvoline’s business model is the ability to generate profitable sales across multiple channels to market, leveraging the Valvoline brand through effective marketing, innovative product technology and the capabilities of the Valvoline team. Valvoline has delivered strong profits and return on capital, with balanced results. Today, Valvoline is a high margin, high free cash flow generating business, with significant growth opportunities. Valvoline’s key business and growth strategies include:

•
growing and strengthening Valvoline’s quick lube network through organic store expansion, opportunistic, high-quality acquisitions in both core and new markets within the VIOC system and strong sales efforts to partner with new Express Care operators, in addition to continued same-store sales growth and profitability within Valvoline’s existing VIOC system stores as a result of attracting new customers and increasing customer satisfaction, customer loyalty and average ticket size;

•
accelerating international growth across key markets where demand for premium lubricants is growing, such as China, India and select countries in Latin America, by building strong distribution channels in under-served geographies, replacing less successful distributors and improving brand awareness among installer customers in those regions; and

•	leveraging innovation, both in terms of product development, packaging, marketing and the implementation of Valvoline’s new digital infrastructure, to strengthen market share and profitability.

Valvoline’s Products

Valvoline offers a wide variety of branded, co-branded, and private label products to meet the needs of light-duty and heavy duty engine and automotive maintenance customers in approximately 140 countries around the world. Valvoline’s portfolio is designed to deliver quality product solutions to meet the needs of its wide variety of customers with varying needs.

Product Line		% of 2016 Sales	Description
Lubricants	Passenger Car / Light Duty	89%	Comprehensive assortment meeting the needs of passenger car, motorcycle and other light duty engines, including motor oil, transmission fluid, greases and gear oil
	Heavy Duty		Lubricating solutions for a wide range of heavy duty applications ranging from on-road (Class 4 – Class 8 vehicles) to off-road construction, mining and power generation equipment
Antifreeze	Antifreeze / Coolants	4%
Antifreeze/coolants for OEMs; full assortment of additive technologies and chemistries to meet virtually all light-duty and heavy duty engine applications and heat transfer requirements of batteries and fuel cells used to power today’s electric vehicles

Chemicals	Maintenance Chemicals	4%
Functional and maintenance chemicals ranging from brake fluids and power steering fluids to chemicals specifically designed to clean and maintain optimal performance of fuel, cooling and drive train systems

	Coatings		Specialty coatings designed to target rust prevention, sound absorption and release agents for automotive and industrial applications
Filters	Filters	2%	Oil and air filters meeting the needs of light-duty vehicles

Other	Other Complementary Products	1%	Windshield wiper blades, light bulbs, serpentine belts and drain plugs

In addition to Valvoline’s branded offerings, Valvoline sells private-label products to OEMs, lubricant marketers and aftermarket retailers. Valvoline’s private label products include lubricants, coolants and chemicals bearing the brand names of some of the world’s most recognized marketers.
Competition

The industry is highly competitive and Valvoline faces competition in all product categories and subcategories. In the United States and Canada, Valvoline’s principal competitors for retail customers are global integrated oil brands, such as Shell, which produces Pennzoil and Quaker State, BP, which produces Castrol, and Exxon Mobil, which produces Mobil1, mid-tier brands, and private label producers. With respect to installer customers in the United States and Canada, Valvoline competes with these major integrated oil brands and regional private label companies.

The Quick Lubes segment competes with other major franchised brands that offer a turn-key operations management system, such as Jiffy Lube (owned by Shell), Grease Monkey and Express Oil Change, as well as national branded companies that offer a professional signage program with limited business model support, similar to Valvoline’s Express Care network, and regional players such as Super-Lube and American Lube Fast that are not directly affiliated with a major brand. Valvoline also competes to some degree with automotive dealerships and service stations, which provide quick lube and other preventative maintenance services. Valvoline believes there are over 9,000 existing quick lube stores currently operating in the U.S. market. Jiffy Lube is currently the largest player, with just over 1,900 stores, all of which are owned and operated by franchisees.

Major competitors of Valvoline’s International business vary by region. Valvoline generally faces strong competition from global integrated oil brands, as these companies have a particularly strong presence in Europe and Asia. In certain markets Valvoline also competes with regional brands, including brands produced by national oil companies, such as Sinopec in China and Indian Oil in India.

Competitive factors in all of these markets include price, product or service technology, brand awareness and loyalty, customer service, and sales and marketing. Valvoline’s Core North America and International businesses also compete on the basis of shelf space and product packaging.

Marketing and Advertising

Valvoline places a high priority on sales and marketing and focuses marketing efforts on areas expected to yield the highest rate of return. Valvoline has dedicated marketing resources in each business segment, which are well qualified to reach target customers. The majority of Valvoline’s large customers are supported by direct sales representatives with a number of key customers having dedicated Valvoline teams. Consistent with Valvoline’s belief and value that it “all starts with our people,” Valvoline also has a keen focus on sales force effectiveness, with a cross functional team regularly evaluating the recruiting, compensation, performance management and employee development of sales teams.

Valvoline uses a variety of marketing techniques to build awareness of, and create demand for, Valvoline products and services. Valvoline advertises through social and digital media, as well as traditional media outlets such as television, print and radio. In addition, Valvoline selectively sponsors teams in high performance racing series, including a current sponsorship of Hendrick Motorsports, featuring drivers Dale Earnhardt Jr., Chase Elliott, Jimmie Johnson and Kasey Kahne.

Valvoline has also embarked on a digital infrastructure initiative that will enable the use of technology across the entire enterprise. Valvoline believes its digital marketing infrastructure will drive more effective engagement to deliver growth, customer retention and acquisition as a strategic business partner.

Research and Development

Valvoline’s innovation is central to the successful performance of its business. Valvoline research and development is focused on developing new and innovative products to meet the current and future needs of its customers. These products are developed through Valvoline’s “Hands on Expertise” innovation approach, which begins with the mathematical modeling of critical product design elements and extends through field testing. In addition, Valvoline technology centers, located in the Americas, Europe and Asia Pacific regions, develop solutions for existing and emerging on and off-road equipment. Valvoline’s research and development team also leverages its strong relationships with customers and suppliers to incorporate their feedback into the research and development process. In addition to its own research and development initiatives, Valvoline also conducts limited testing for other entities, which builds its expertise and partially offsets its research and development costs.

Intellectual Property

Valvoline is continually seeking to develop new technology and enhance its existing technology. Valvoline has been issued 33 U.S. and 59 international patents, and has 13 U.S. and 42 international patent applications pending or published. Valvoline also holds approximately 2,450 trademarks in various countries around the world, which Valvoline believes are some of its most valuable assets, and Valvoline dedicates significant resources to protecting them. These trademarks include the Valvoline trademark and the famous “V” brand logo trademark, which are registered in over 150 countries. Valvoline owns over 700 domain names that are used to promote Valvoline products and services and provide information about the Company.

Raw Material Supply and Prices

The key raw materials used in Valvoline’s business are base oils, additives, packaging materials (high density polyethylene bottles and steel drums) and ethylene glycol. Valvoline continuously monitors global supply and cost trends of these key raw materials and obtains these raw materials from a diversified network of large global suppliers and regional providers. Valvoline’s sourcing strategy is to ensure supply through contracting a diversified supply base while leveraging market conditions to take advantage of spot opportunities whenever such conditions are available. Valvoline leverages worldwide spend to obtain favorable contract terms from the global suppliers and use the regional providers to ensure market competitiveness and reliability in its supply chain.  For materials that must be customized, Valvoline works with market leaders with global footprints and well developed business continuity plans. Valvoline also utilizes the Company’s research and development resources to develop alternative product formulations, which provide flexibility in the event of supply interruptions. Valvoline closely monitors the Company’s supply chain and conducts annual supply risk assessments of its critical suppliers to reduce risk.

Valvoline seeks to actively manage fluctuations in supply costs, product selling prices and the timing thereof to preserve unit margins. The prices of many of Valvoline’s products fluctuate based on the price of base oil, which is a large percentage of Valvoline’s cost of sales. Historically, base oil prices have been volatile, which sometimes causes sharp cost increases during periods of short supply, which was the case in 2011. Since that time, base oil supply has increased dramatically while global demand has generally grown at a steady and moderate rate. Although base oil, a derivative of crude, is highly correlated to the global oil market, excess supply of base oil in recent years has contributed to reduced volatility in the base oil market. Base oil prices generally follow crude prices, but the lag period between changes in the price of crude oil and changes in the price of base oil is influenced by whether there is an excess of or shortness in the supply of base oil.

Valvoline has generally been successful in adjusting product selling prices to account for changes in base oil costs in order to preserve unit margins. As part of the strategy to mitigate the impact of base oil volatility, Valvoline has negotiated base oil supply contracts with terms that have reduced the impact of changes in the base oil market on Valvoline’s financial results. Valvoline has revised contracts in several of the Company’s sales channels to accelerate the timing of adjustments to selling prices in response to changes in raw material prices. Pricing adjustments to product sold to Valvoline’s larger national or regional accounts in its installer channel tend to be made pursuant to contract and are often based on movements in published base oil indices. Pricing for product sold to Valvoline’s franchisees is adjusted on a periodic basis pursuant to an agreed upon index (weighted combination of published base oil indices), the composition and weighting of which may be updated from time to time by Valvoline and representatives of Valvoline’s franchisees. Pricing adjustments for product sold in Valvoline’s DIY channel, private label products in the United States and product sold to smaller accounts in its installer channel are generally market driven, based on negotiations in light of base oil costs and the pricing strategies of Valvoline’s competitors.

Seasonality

Overall, there is little seasonality in Valvoline’s business. Valvoline Quick Lubes business and, to a lesser extent, its Core North America business tend to experience slightly higher sales volume in the summer months due to summer vacations and increased driving, as well as during the periods of time leading into holidays. Both businesses also tend to slow a little from October to February due to inclement weather in parts of the United States and Canada. Valvoline’s International business experiences almost no seasonality due to its geographic diversity and the high percentage of its business in the commercial and industrial lubricants market, which is less influenced by weather.

Environmental Health and Safety

Valvoline is subject to numerous foreign, federal, state and local Environmental Health and Safety (“EHS”) laws and regulations. These laws and regulations govern matters such as safe working conditions; product stewardship; air emissions; discharges to the land and surface waters; generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials; and the registration and evaluation of chemicals. Valvoline maintains policies and procedures to control EHS risks and monitor compliance with applicable EHS laws and regulations. These laws and regulations also require Valvoline to obtain, and comply with, permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke the Company's permits, registrations or other authorizations and can enforce compliance through fines and injunctions.

Valvoline expects to incur ongoing costs to comply with existing and future EHS requirements, including the cost of a dedicated EHS group that will be responsible for ensuring its business maintains compliance with applicable laws and regulations. This responsibility will be carried out through training; widespread communication of EHS policies; formulation of policies, procedures and work practices; design and implementation of EHS management systems; internal auditing by a separate auditing group; monitoring legislative and regulatory developments that may affect Valvoline's operations; and incident response planning.

Government Regulation

Valvoline is subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which Valvoline’s products are manufactured and sold. Such regulations principally relate to the ingredients, labeling, packaging, advertising and marketing of Valvoline’s products. In addition, as a result of Valvoline’s commercial operations overseas, the Company is subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption and anti-bribery regimes, such as the U.K. Bribery Act.

Employees

As of September 30, 2016, Valvoline and its consolidated subsidiaries had approximately 5,150 employees (excluding contract employees).

ITEM 1A.  RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect Valvoline’s business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes included in this annual report on Form 10-K. The following discussion of risks is designed to highlight what Valvoline believes are important factors to consider when evaluating its expectations. These factors could cause future results to differ from those in forward-looking statements and from historical trends.

Risks Related to Valvoline’s Business
Damage to Valvoline’s brand and reputation could have an adverse effect on its business.
Maintaining Valvoline’s strong reputation with both consumers and customers is a key component of its business. Product or service complaints or recalls, its inability to ship, sell or transport affected products and governmental investigations may harm its reputation with consumers and customers, which may materially and adversely affect its business operations, decrease sales and increase costs.
Valvoline manufactures and markets a variety of products, such as automotive and industrial lubricants and antifreeze, and provide automotive maintenance services. If allegations are made that some of Valvoline’s products have failed to perform up to consumers’ or customers’ expectations or have caused damage or injury to individuals or property, or that Valvoline’s services were not provided in a manner consistent with its vision and values, the public may develop a negative perception of its brands. In addition, if Valvoline’s franchisees or Express Care operators do not successfully operate their quick lube service centers in a manner consistent with Valvoline’s standards, its brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results. A negative public perception of Valvoline’s brands, whether justified or not, could impair its reputation, involve it in litigation, damage its brand equity and have a material adverse effect on its business. In addition, damage to the reputation of Valvoline’s competitors or others in its industry could negatively impact Valvoline’s reputation and business.
Valvoline has set aggressive growth goals for its business, including increasing sales, cash flow, market share and margins, in order to achieve its long-term strategic objectives. Execution of Valvoline’s growth strategies and business plans to facilitate that growth involves a number of risks.
Valvoline has set aggressive growth goals for its business in order to meet its long-term strategic objectives and improve shareholder value. Valvoline’s failure to meet one or more of these goals or objectives would negatively impact its business and is one of the most important risks that Valvoline faces. Aspects of that risk include, among others, changes to the economic environment, changes to the competitive landscape, including those related to automotive maintenance recommendations and consumer preferences, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory schemes, failure to maintain a competitive cost structure and other risks outlined in greater detail in this “Risk Factors” section.
Demand for Valvoline’s products and services could be adversely affected by consumer spending trends, declining economic conditions, trends in Valvoline’s industry and a number of other factors, all of which are beyond its control.
Demand for Valvoline’s products and services may be affected by a number of factors it cannot control, including the number and age of vehicles in current service, regulation and legislation, technological advances in the automotive industry and changes in engine technology, including the adoption rate of electric or other alternative engine technologies. In addition, during periods of declining economic conditions, consumers may defer vehicle maintenance. Similarly, increases in energy prices may cause miles driven to decline, resulting in less wear and tear and lower demand for maintenance, which may lead to consumers deferring purchases of Valvoline’s products and services. All of these factors, which impact metrics such as drain intervals and oil changes per day, could result in a decline in the demand for Valvoline’s products and services and adversely affect its sales, cash flows and overall financial condition. Between 2007 and 2012, U.S. passenger car motor oil volumes declined. This decline in demand is a result of, among other factors, changing automotive OEM specifications and longer recommended intervals between oil changes. Over the past two years, however, market volume has increased, largely due to the increase in the number of cars on the road and miles driven.
The success of Valvoline’s growth initiatives depends on its ability to successfully develop and implement one or more integrated digital platforms that will help it better understand consumers and more effectively engage them.
Valvoline is in the process of designing and implementing a number of digital platforms that will integrate its operations with customer and consumer data. The successful development and implementation of these digital platforms will depend on Valvoline’s ability to identify an appropriate strategy, dedicate adequate resources and select technologies that will provide it with adequate flexibility to adapt to future developments in the marketplace and changes in consumer and customer behavior. Valvoline has incurred and expect to incur significant upfront investments to develop these digital platforms. There is a risk that once implemented, these digital platforms will not deliver all or part of the expected benefits, including additional sales. As Valvoline develops and implements its digital platforms, it may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs.
Valvoline’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.
Valvoline’s success depends on its ability to attract and retain key personnel, and it relies heavily on its senior management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Valvoline’s operations. This risk of unwanted employee turnover is substantial in positions that require certain technical expertise. This risk is also substantial in developing international markets Valvoline has targeted for growth and in North America, where attracting marketing and technical expertise to geographies necessary to support its management is important to its success. This risk is further enhanced by the

Separation from Ashland. In addition, because of Valvoline’s reliance on its senior management team, its future success depends, in part, on its ability to identify and develop or recruit talent to succeed its senior management and other key positions throughout the organization. If Valvoline fails to identify and develop or recruit successors, it is at risk of being harmed by the departures of these key employees.
Valvoline faces significant competition from other companies, which places downward pressure on prices and margins and may adversely affect Valvoline’s business and results of operations.
Valvoline operates in highly competitive markets, competing against a number of domestic and foreign companies. Competition is based on several key criteria, including brand recognition, product performance and quality, product price, product availability and security of supply, ability to develop products in cooperation with customers and customer service, as well as the ability to bring innovative products or services to the marketplace. Certain key competitors, including Shell/Pennzoil and Jiffy Lube, BP/Castrol and Exxon/Mobil, are significantly larger than Valvoline and have greater financial resources and more diverse portfolios of products and services, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand adverse changes in conditions within the relevant industry, the prices of raw materials and energy or general economic conditions. In addition, competitors’ pricing decisions could compel Valvoline to decrease its prices, which could negatively affect Valvoline’s margins and profitability. Additional competition in markets served by Valvoline could adversely affect margins and profitability and could lead to a reduction in market share. Also, Valvoline competes in certain markets that are declining, such as the U.S. passenger car motor oil market. If Valvoline’s strategies for dealing with declining markets and leveraging market opportunities are not successful, its results of operations could be negatively affected.
Because of the concentration of Valvoline’s sales to a small number of retailers, the loss of one or more of, or a significant reduction in orders from, its top retail customers could adversely affect its financial results, as could the loss of one of its distributor relationships.
Valvoline’s Core North America segment’s sales represented approximately 51% of Valvoline’s total sales in fiscal 2016. NAPA Auto Parts, AutoZone, Advance Auto Parts, O’Reilly Auto Parts and another large national retailer together accounted for 47% of Core North America’s fiscal 2016 sales and 47% of Core North America’s outstanding trade accounts receivable as of September 30, 2016. NAPA Auto Parts accounted for greater than 10% of Core North America’s fiscal 2016 sales. Valvoline’s volume of sales to these customers fluctuates and can be influenced by many factors, including product pricing, purchasing patterns and promotional activities. The loss of, or significant reduction in orders from, one of Valvoline’s top five retail customers or any other significant customer could have a material adverse effect on its business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Valvoline’s inability to collect accounts receivable from one of its major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on Valvoline’s financial condition, results of operations or cash flows. Valvoline also relies on independent distributors to sell and deliver its products. Disagreements or the loss of Valvoline’s relationship with a distributor could also have a material adverse effect on its financial condition, results of operations or cash flows.
Valvoline’s marketing activities may not be successful.
Valvoline invests substantial resources in advertising, consumer promotions and other marketing activities in order to maintain and strengthen its brand image and product awareness. The Valvoline name and brand image are integral to the growth of its business and its expansion into new markets. Failure to adequately market and differentiate its products and services from competitive products and services could adversely affect Valvoline’s business. There can be no assurances that Valvoline’s marketing strategies will be effective or that its investments in advertising activities will result in a corresponding increase in sales of its products. If Valvoline’s marketing initiatives are not successful, it will have incurred significant expenses without the benefit of higher sales of its products. In addition, if any party with whom Valvoline has a sponsorship relationship were to generate adverse publicity, Valvoline’s brand image could be harmed.
Valvoline business exposes it to potential product liability claims and recalls, which could adversely affect its financial condition and performance.
The development, manufacture and sale of automotive, commercial and industrial lubricants, automotive chemicals and the provision of automotive maintenance services involve an inherent risk of exposure to product liability claims, false advertising claims, product recalls, workplace exposure, product seizures and related adverse publicity. A product liability claim, false advertising claim or related judgment against the Company could also result in substantial and unexpected expenditures, affect consumer or customer confidence in Valvoline’s products, and divert management’s time and attention from other responsibilities. Although Valvoline maintains product liability insurance, there can be no assurance that the type or level of coverage it has is adequate or that it will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured product liability judgment against Valvoline could have a material adverse effect on its reputation, results of operations and financial condition.

Failure to develop and market new products and production technologies could impact Valvoline’s competitive position and have an adverse effect on its business and results of operations.
The lubricants industry is subject to periodic technological change and ongoing product improvements. In order to maintain margins and remain competitive, Valvoline must successfully develop and introduce new products or improvements that appeal to its customers and ultimately to global consumers. Changes in additive technologies, base oil production techniques and sources, and the demand for improved performance by OEMs and consumers place particular pressure on Valvoline to continue to improve its product offerings. Valvoline’s efforts to respond to changes in consumer demand in a timely and cost-efficient manner to drive growth could be adversely affected by difficulties or delays in product development and service innovation, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products or service techniques. Due to the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products Valvoline is currently developing, or could develop in the future, will achieve substantial commercial success. The time and expense invested in product development may not result in commercial products or provide revenues. Valvoline could be required to write-off its investment in a new product that does not reach commercial viability. Moreover, Valvoline may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.
The impact of changing laws or regulations or the manner of interpretation or enforcement of existing laws or regulations could adversely impact Valvoline’s financial performance and restrict its ability to operate its business or execute its strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Valvoline’s cost of doing business and restrict its ability to operate its business or execute its strategies. This risk includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income Valvoline reports in other jurisdictions, regulations related to the protection of private information of its employees and customers, regulations issued by the U.S. Federal Trade Commission (and analogous non-U.S. agencies) affecting Valvoline and its customers, compliance with the REACH regulation (and analogous non-EU initiatives). In addition, compliance with laws and regulations is complicated by Valvoline substantial and growing global footprint, which will require significant and additional resources to ensure compliance with applicable laws and regulations in the approximately 140 countries where Valvoline conducts business.
Valvoline’s global operations exposes it to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the “FCPA”) and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing Valvoline’s operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject Valvoline to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact Valvoline’s business, results of operations and financial condition.
Although Valvoline has implemented policies and procedures in these areas, it cannot assure you that its policies and procedures are sufficient or that directors, officers, employees, representatives, distributors, consultants and agents have not engaged and will not engage in conduct for which Valvoline may be held responsible, nor can Valvoline assure you that its business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to Valvoline or even result in its being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and Valvoline may be subject to other liabilities, which could have a material adverse effect on its business, financial condition, cash flows and results of operations.
Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect Valvoline’s business, financial condition, reputation or results of operations.

Valvoline’s products are made, manufactured, distributed or sold in approximately 140 countries and territories. As such, Valvoline is subject to a myriad of tax laws and regulations applicable in those countries and territories, as well as those of the United States and its various state and local governments. Economic and political pressure to increase tax revenues in jurisdictions where Valvoline operates or does business, or the adoption of new or reformed tax regulations, may make resolving tax disputes more difficult, and the final resolution of tax audits and any related litigation may differ from historical provisions and accruals resulting in an adverse impact on Valvoline’s business, financial condition, reputation or results of operations. In addition to tax reform strategies being considered in the United States, many other countries are actively considering changes to existing tax laws. Changes in how United States multinational corporations are taxed on earnings, including changes to currently enacted tax rates, could adversely affect Valvoline’s business, financial condition or results of operations.

Valvoline’s substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.
Sales from Valvoline’s International business segment accounted for 26% of its sales for fiscal 2016. Valvoline expects sales from international markets to continue to represent an even larger portion of its sales in the future. Also, a significant portion of Valvoline’s manufacturing capacity is located outside of the United States. Accordingly, its business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.
The global nature of Valvoline’s business presents difficulties in hiring and maintaining a workforce in certain countries. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, foreign countries may impose additional withholding taxes or otherwise tax Valvoline’s foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. The imposition of tariffs is also a risk that could impair Valvoline’s financial performance. In addition, joint ventures, particularly Valvoline’s existing joint ventures with Cummins in India and China, are an important part of its growth strategy internationally. If Valvoline’s relationship with one of its joint venture partners were to deteriorate, it could negatively impact its ability to achieve its growth goals internationally.
Certain legal and political risks are also inherent in the operation of a company with Valvoline’s global scope. For example, it may be more difficult for Valvoline to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Valvoline operates. In certain countries or regions, terrorist activities and the response to such activities may threaten Valvoline’s operations more than in the United States. Social and cultural norms in certain countries may not support compliance with Valvoline’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Valvoline operates, particularly in Europe, the Middle East and emerging markets, are a risk to Valvoline’s financial performance and future growth. For example, Valvoline exited its Venezuelan joint venture in 2015 due in part to the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar and other Venezuelan regulations. In addition, in executing its global growth strategies, Valvoline has entered into several important strategic relationships with joint venture partners, such as Cummins, unaffiliated distributors, toll manufacturers and others. The need to identify financially and commercially strong partners to fill these roles who will comply with the high manufacturing and legal compliance standards Valvoline requires is a risk to Valvoline’s financial performance.
As Valvoline continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to Valvoline’s multinational operations will not have an adverse effect on its business, financial condition or results of operations.
The competitive nature of Valvoline’s markets may delay or prevent it from passing increases in raw material costs on to its customers. In addition, certain of Valvoline’s suppliers may be unable to deliver products or raw materials or may withdraw from contractual arrangements. The occurrence of either event could adversely affect Valvoline’s results of operations.
Rising and volatile raw material prices, especially for base oil and lubricant additives, may negatively impact Valvoline’s costs, results of operations and the valuation of its inventory. Valvoline is not always able to raise prices in response to increased costs of raw materials, and its ability to pass on the costs of such price increases is dependent upon market conditions. Likewise, reductions in the valuation of Valvoline’s inventory due to market volatility may not be recovered and could result in losses.
Valvoline purchases certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to meet Valvoline’s orders in a timely manner or choose to terminate or otherwise avoid contractual arrangements, Valvoline may not be able to make alternative supply arrangements. For base oils, Valvoline’s suppliers are primarily large oil producers, many of whom operate oil lubricant production and sales businesses as part of their enterprise. There are risks inherent in obtaining important raw materials from actual or potential competitors, including the risk that applicable antitrust laws may be inadequate to mitigate Valvoline’s exposure to these risks. Valvoline purchases substantially all of its lubricant additives from the following four suppliers: Afton Chemical Corporation, Chevron Oronite Company LLC, the Infineum group of companies and Lubrizol Corporation. Because the industry is characterized by a limited number of lubricant additives suppliers, there are a limited number of alternative suppliers with whom Valvoline could transact in the event of a disruption to its existing supply relationships. The inability of Valvoline’s suppliers to meet its supply demands could also have a material adverse effect on its business.
Also, domestic and global government regulations related to the manufacture or transport of certain raw materials may impede Valvoline’s ability to obtain those raw materials on commercially reasonable terms. If Valvoline is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner or grow its business successfully could be adversely affected.
Acquisitions, strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact Valvoline’s business and results of operations.
Acquisitions, particularly for Valvoline’s VIOC business, and building strategic alliances for distribution and manufacturing, particularly in international markets, including through joint venture partnerships, product distribution and toll manufacturing arrangements, are important elements of its overall growth strategy. Valvoline expects to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions and agreements could be material to Valvoline’s financial condition and results of operations. In addition, the process of integrating an acquired company, business, or product may create unforeseen operating difficulties or expenditures. The areas where Valvoline faces risks include:

•	diversion of management’s time and attention from operating Valvoline’s business to acquisition integration challenges;

•	failure to successfully grow the acquired business or product lines;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;

•	transition of operations, users and customers onto Valvoline’s existing platforms;

•	reliance on the expertise of Valvoline’s strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;

•
failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval under competition and antitrust laws which could, among other things, delay or prevent Valvoline from completing a transaction, or otherwise restrict its ability to realize the expected financial or strategic goals of an acquisition;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	cultural challenges associated with integrating employees from the acquired company into Valvoline’s organization, and retention of employees from the companies that Valvoline acquires;

•
liability for, or reputational harm from, activities of the acquired company before the acquisition or from Valvoline’s strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former securityholders or other third parties.
Valvoline’s failure to address these risks or other problems encountered in connection with its past or future acquisitions, investments or strategic alliances could cause Valvoline to fail to realize the anticipated benefits of such acquisitions, investments or strategic alliances, incur unanticipated liabilities and harm Valvoline’s business generally.
Valvoline’s acquisitions, investments and strategic alliances could also result in dilutive issuances of its equity securities, the incurrence of debt, contingent liabilities or amortization expenses, impairment of goodwill or purchased long-lived assets and restructuring charges, any of which could harm its financial condition, results of operations and cash flows. Also, the anticipated benefits of Valvoline’s acquisitions may not be realized. Valvoline’s balance sheet includes goodwill primarily related to acquisitions and future acquisitions may result in Valvoline’s recognition of additional goodwill. The impairment of a significant portion of this goodwill would negatively affect its financial results.
The business model for Valvoline’s VIOC business, including its dependence on franchised oil change centers, presents a number of risks.
VIOC is made up of a nation-wide network of both company-owned and franchised stores. Valvoline’s success relies in part on the financial success and cooperation of its franchisees. However, Valvoline has limited influence over their operations. Valvoline’s franchisees manage their businesses independently and are responsible for the day to day operations of approximately 68% of VIOC stores as of September 30, 2016. Valvoline’s revenue and income growth from franchised stores are largely dependent on the ability of its franchisees to grow their sales. Valvoline’s franchisees may have limited or no sales growth, and Valvoline’s revenues and margins could be negatively affected as a result. In addition, if sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, VIOC store closures, delayed or reduced payments to Valvoline and reduced growth in the number of VIOC stores.

Valvoline’s success also depends on the willingness and ability of its independent franchisees to implement major initiatives, which may require additional investment by them, and remain aligned with Valvoline on operating, promotional and capital intensive reinvestment plans. The ability of Valvoline’s franchisees to contribute to the achievement of Valvoline’s overall plans is dependent in large part on the availability of funding to its franchisees at reasonable interest rates and may be negatively impacted by the financial markets in general or the creditworthiness of individual franchisees.
Valvoline’s operating performance and reputation could also be negatively impacted if its independent franchisees experience service failures or otherwise operate in a manner that projects a brand image inconsistent with Valvoline’s values, particularly if Valvoline’s contractual and other rights and remedies are limited, costly to exercise or subject to litigation. If Valvoline’s franchisees do not successfully operate VIOC stores in a manner consistent with Valvoline’s standards, Valvoline’s brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results.
The ownership mix of company-owned and franchised VIOC stores also affects Valvoline’s results and financial condition. The decision to own stores or to operate under franchise or license agreements is driven by a large number of factors with a complex and changing interrelationship. The size of Valvoline’s largest franchisees creates additional risk due to Valvoline’s dependence on their particular growth, financial and operating performance and cooperation and alignment with Valvoline’s initiatives.
Valvoline is the primary supplier of products to all VIOC stores. The growth and performance of Valvoline’s lubricants and other product lines depends in large part on the performance of its VIOC business, potentially amplifying the negative affect of the other risks related to the VIOC business model. Poor performance by VIOC stores would negatively impact revenues and income for other Valvoline reporting segments.
Adverse developments in the global economy or in regional economies and potential disruptions of financial markets could negatively impact Valvoline’s customers and suppliers, and therefore have a negative impact on its results of operations.
A global or regional economic downturn may reduce customer demand or inhibit Valvoline’s ability to produce and sell products. Valvoline’s business and operating results are sensitive to global and regional economic downturns, credit market tightness, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, changes in interest rates, sovereign debt defaults and other challenges, including those related to international sanctions and acts of aggression or threatened aggression that can affect the global economy. With 74% of Valvoline’s sales coming from North America in fiscal 2016, Valvoline is particularly sensitive to the risk of an economic slowdown or downturn in that region. In the event of adverse developments or stagnation in the economy or financial markets, Valvoline’s customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase products and may not be able to fulfill their obligations to Valvoline in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to Valvoline. A weakening or reversal of the global economy or a substantial part of it could negatively impact Valvoline’s business, results of operations, financial condition and ability to grow.
Valvoline uses information technology systems to conduct business, and these systems are at risk from cyber security threats.
The nature of Valvoline’s business, the markets it serves and the geographic profile of its operations make it a target of cyber security threats. Despite steps Valvoline takes to mitigate or eliminate them, cyber security threats to its systems are increasing and becoming more advanced and could occur as a result of the activity of hackers, employee error or employee misconduct. A breach of Valvoline’s information technology systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data and employee personal information, and could disrupt business operations which could adversely affect Valvoline’s relationships with business partners and harm its brands, reputation and financial results. Valvoline’s customer data may include names, addresses, phone numbers, email addresses and payment account information, among other information. Depending on the nature of the customer data that is compromised, Valvoline may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds for the individuals affected by the incident.
Valvoline may fail to adequately protect its intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
Valvoline relies heavily upon its trademarks, domain names and logos to market its brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. Valvoline also relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect its various intellectual property rights. For example, Valvoline has generally registered and continue to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as appropriate. Effective trademark protection may not be available or may not be sought in every country in which Valvoline’s products are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.
Valvoline generally seeks to apply for patents or for other similar statutory protections as and if it deems appropriate, based on then-current facts and circumstances, and will continue to do so in the future. No assurances can be given that any patent application Valvoline has filed or will file will result in a patent being issued, or that any existing or future patents will afford adequate or meaningful protection against competitors or against similar technologies. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents Valvoline owns.
Despite these measures, Valvoline’s intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use Valvoline’s intellectual property without authorization. The occurrence of any of these events could result in the erosion of Valvoline’s brands and limit its ability to market its brands using its various trademarks, as well as impede its ability to effectively compete against competitors with similar products and services, any of which could adversely affect its business, financial condition and results of operations.
From time to time, Valvoline has been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In the future, third parties may sue Valvoline for alleged infringement of their proprietary or intellectual property rights. Valvoline may not be aware of whether its products do or will infringe existing or future patents or the intellectual property rights of others. In addition, litigation may be necessary to enforce Valvoline’s intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect Valvoline’s business, financial condition and results of operations.
Valvoline’s pension and other postretirement benefit plan obligations are currently underfunded, and Valvoline may have to make significant cash payments to some or all of these plans, which would reduce the cash available for its businesses.
In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical other postretirement benefit plans and qualified and non-qualified pension liabilities. The funded status of Valvoline’s pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Valvoline’s businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually through mark to market accounting could result in volatility in Valvoline’s results of operations, which could be material. In addition, Valvoline’s pension and other postretirement benefit plan obligations are currently underfunded, and Valvoline may have to make significant cash payments to some or all of these plans, which would reduce the cash available for its businesses.
Under the Employee Retirement Income Security Act of 1974, as amended, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event Valvoline’s tax-qualified pension plans are terminated by the PBGC, Valvoline could be liable to the PBGC for some portion of the underfunded amount.
Business disruptions from natural, operational and other catastrophic risks could seriously harm Valvoline’s operations and financial performance. In addition, a catastrophic event at one of Valvoline’s facilities or involving its products or employees could lead to liabilities that could further impair its operations and financial performance.
Business disruptions, including those related to operating hazards inherent with the production of lubricants, natural disasters, severe weather conditions, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breaches, terrorist attacks, armed conflicts, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Valvoline’s operations, as well as the operations of Valvoline’s customers and suppliers, and may adversely impact Valvoline’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Valvoline’s products, make it difficult or impossible for Valvoline to manufacture its products or deliver products and services to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Valvoline’s businesses, a catastrophic event at one of Valvoline’s facilities or involving its products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.
While Valvoline maintains business continuity plans that are intended to allow it to continue operations or mitigate the effects of events that could disrupt its business, Valvoline cannot provide assurances that its plans would fully protect it from all such events. In addition, insurance maintained by Valvoline to protect against property damage, loss of business and other related consequences resulting from catastrophic events is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Valvoline’s damages or damages to others in the event of a catastrophe. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.
Valvoline has incurred, and will continue to incur, costs as a result of environmental, health and safety (“EHS”), and hazardous substances liabilities and related compliance requirements. These costs could adversely impact Valvoline’s cash flow, and, to the extent they exceed its established reserves for these liabilities, its results of operations or financial condition.
Valvoline is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, as well as the generation, storage, handling, treatment, disposal and remediation of hazardous substances and waste materials. Valvoline has incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations.
EHS regulations change frequently, and such regulations and their enforcement have tended to become more stringent over time. Accordingly, changes in EHS laws and regulations and the enforcement of such laws and regulations could interrupt Valvoline’s operations, require modifications to its facilities or cause it to incur significant liabilities, costs or losses that could adversely affect its profitability. Actual or alleged violations of EHS laws and regulations could result in restrictions or prohibitions on plant operations as well as substantial damages, penalties, fines, civil or criminal sanctions and remediation costs.
Valvoline’s business involves the production, storage and transportation of hazardous substances. Under some environmental laws, Valvoline may be strictly liable and/or jointly and severally liable for environmental damages caused by releases of hazardous substances and waste materials into the environment. For instance, under relevant laws and regulations Valvoline may be deemed liable for soil and/or groundwater contamination at sites it currently owns and/or operates even though the contamination was caused by a third party such as a former owner or operator, and at sites it formerly owned and operated if the release of hazardous substances or waste materials was caused by it or by a third party during the period it owned and/or operated the site. Valvoline also may be deemed liable for soil and/or groundwater contamination at sites to which it sent hazardous wastes for treatment or disposal, notwithstanding that the original treatment or disposal activity accorded with all applicable regulatory requirements.
Valvoline is responsible for, and has financial exposure to, liabilities from pending and threatened claims which could adversely impact its results of operations and cash flow.
There are various claims, lawsuits and administrative proceedings pending or threatened against Valvoline. Such actions are with respect to commercial matters, false advertising, product liability, toxic tort liability and other matters that seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable. Valvoline’s results could be adversely affected by financial exposure to these liabilities. Further, as a potential successor to Ashland, Valvoline may be subject to a consent order dated January 5, 1998 with the U.S. Federal Trade Commission arising out of charges that ads for Valvoline’s TM8 Engine Treatment product contained claims that were unsubstantiated. Under the consent order, which expires January 5, 2018, Valvoline may not make unsubstantiated claims about the performance or attributes of any engine treatment in the future or misrepresent results of tests or studies used to support Valvoline’s claims. Valvoline has agreed to indemnify Ashland for any liability arising out of the consent order. Valvoline could also be subject to additional legal proceedings in the future that may adversely affect its business, including administrative proceedings, class actions, employment and personal injury claims, disputes with current or former suppliers, claims by current or former franchisees and intellectual property claims.
Insurance maintained by Valvoline to protect against claims for damages alleged by third parties is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Valvoline’s liabilities to others. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.
Valvoline’s substantial indebtedness may adversely affect its business, results of operations and financial condition.
As a result of indebtedness Valvoline incurred in connection with the IPO, Valvoline has substantial indebtedness and financial obligations. As of November 30, 2016, Valvoline had outstanding indebtedness with a principal amount of approximately $677 million. Valvoline’s substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

•
requiring Valvoline to dedicate a substantial portion of its cash flow from operations to pay principal and interest on its debt, which would reduce the availability of its cash flow to fund working capital, capital expenditures, acquisitions, execution of its growth strategy and other general corporate purposes;

•	limiting Valvoline’s ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of its growth strategy and other purposes;

•
making Valvoline more vulnerable to adverse changes in general economic, industry and regulatory conditions and in its business by limiting its flexibility in planning for, and making it more difficult for it to react quickly to, changing conditions;

•	placing Valvoline at a competitive disadvantage compared with its competitors that have less debt and lower debt service requirements;

•	making Valvoline more vulnerable to increases in interest rates since some of its indebtedness is subject to variable rates of interest; and

•	making it more difficult for Valvoline to satisfy its financial obligations.
In addition, Valvoline may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs. If Valvoline is not able to pay its debts as they become due, it could be in default under the terms of its indebtedness. Valvoline might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities. Valvoline may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if it must sell its assets, it may negatively affect its ability to generate revenues.
If Valvoline is unable to access the capital markets or obtain bank credit, its financial position, growth plans, liquidity and results of operations could be negatively impacted.
Valvoline is dependent on a stable, liquid, and well-functioning financial system to fund its operations and capital investments. In particular, Valvoline may rely on the public or private debt markets to fund portions of its capital investments and the commercial paper market and bank credit facilities to fund seasonal needs for working capital. Valvoline’s access to these markets depends on multiple factors including the condition of debt capital markets, its operating performance and credit ratings. If rating agencies lower Valvoline’s credit ratings, it could adversely impact its ability to access the debt markets, its cost of funds and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee Valvoline’s current credit rating will remain the same.
Valvoline is subject to payment-related risks for owned VIOC stores.
At company-owned VIOC stores, Valvoline accepts a variety of payment methods, including credit cards and debit cards. Accordingly, Valvoline is, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs, reduce the ease of use of certain payment methods and expand liability for Valvoline. For certain payment methods, including credit and debit cards, Valvoline pays interchange and other fees, which may increase over time. Valvoline relies on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to Valvoline, or if the cost of using these providers increases, Valvoline’s business could be harmed. Valvoline is also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Valvoline to comply. If Valvoline fails to comply with these rules or requirements, or if its data security systems are breached or compromised, Valvoline may be liable for losses incurred by card issuing banks or consumers, subject to fines and higher transaction fees, lose its ability to accept credit and debit card payments from its customers or process electronic fund transfers or facilitate other types of payments and its brand, business and results of operations could be significantly harmed.
Risks Related to Valvoline’s Separation from Ashland
The Stock Distribution may not occur and the Separation may not be successful.
Although it became a stand-alone public company upon completion of the IPO on September 28, 2016, Valvoline continues to be controlled by Ashland. Ashland has announced its intention to distribute the remaining shares of Valvoline common stock in 2017 following the release of the second fiscal quarter end financial results by both Ashland and Valvoline. Ashland is subject to a lockup agreement which prohibits Ashland from selling or distributing its ownership in Valvoline until after a period of 180 days from the date of IPO. However, Ashland may abandon or change the structure of the Stock Distribution if it determines, in its sole discretion, that the Stock Distribution is not in the best interest of Ashland or its shareholders. Such determination may take into account, without limitation, the potential impact on the Stock Distribution of a change in control of Ashland.
In addition, the process of operating as a stand-alone public company may distract Valvoline’s management from focusing on its business and strategic priorities. Further, although Valvoline expects to maintain direct access to the debt and equity capital markets, Valvoline may not be able to issue debt or equity on terms acceptable to it or at all. Moreover, even with equity compensation tied to Valvoline’s business, Valvoline may not be able to attract and retain employees as desired. Valvoline also may not fully realize the anticipated benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. If Valvoline does not realize these anticipated benefits for any reason, its business may be negatively affected. In addition, the Separation could adversely affect Valvoline’s operating results and financial condition.
As long as Ashland controls Valvoline, other shareholders’ ability to influence matters requiring shareholder approval will be limited.
Ashland owns approximately 83% of the total outstanding shares of Valvoline common stock, and three members of Valvoline’s board of directors, William A. Wulfsohn, Stephen F. Kirk and Vada O. Manager, are also members of the Ashland board of directors. For so long as Ashland beneficially owns shares of Valvoline common stock representing at least a majority of the votes entitled to be cast by the holders of Valvoline’s outstanding common stock, other shareholders will not be able to affect the outcome of any shareholder vote and Ashland will be able to control, directly or indirectly, significant matters affecting Valvoline, including the election and removal of Valvoline’s directors, amendments to Valvoline’s articles of incorporation, determinations with respect to mergers, business combinations, dispositions of assets or other extraordinary corporate transactions and agreements that may adversely affect Valvoline. In addition, if Ashland does not provide any requisite affirmative vote on matters requiring shareholder approval, Valvoline will not be able to take these corporate actions and, as a result, its business and results of operations may be adversely affected. Ashland’s interest may conflict with the interests of Valvoline’s other shareholders.
The Stock Distribution could result in significant tax liability to Ashland, and in certain circumstances, Valvoline could be required to indemnify Ashland for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
Ashland expects to obtain a written opinion of counsel to the effect that the Stock Distribution should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). The opinion of counsel would not address any U.S. state or local or foreign tax consequences of the Stock Distribution. The opinion will assume that the Stock Distribution will be completed according to the terms of the Separation Agreement entered into between Ashland and Valvoline (“Separation Agreement”) and will rely on the facts as described in the Separation Agreement, the Tax Matters Agreement, other ancillary agreements, the information statement to be distributed to Ashland’s shareholders in connection with the Stock Distribution and a number of other documents. In addition, the opinion will be based on certain representations as to factual matters from, and certain covenants by, Ashland and Valvoline. The opinion cannot be relied on if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect.
The opinion of counsel will not be binding on the Internal Revenue Service (the “IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Ashland has not requested, and does not intend to request, a ruling from the IRS regarding the U.S. federal income tax consequences of the Stock Distribution.
If the Stock Distribution were determined not to qualify for non-recognition of gain and loss, then Ashland would recognize a gain as if it had sold its Valvoline common stock in a taxable transaction in an amount up to the fair market value of the common stock it distributed in the Stock Distribution. In addition, certain reorganization transactions undertaken in connection with the Separation and the Stock Distribution could be determined to be taxable, which could result in additional taxable gain. Under certain circumstances, Valvoline could have an indemnification obligation to Ashland with respect to tax on some or all of such gain.
Valvoline could have an indemnification obligation to Ashland if events or actions subsequent to the Stock Distribution cause the Stock Distribution to be taxable.
If, due to breaches of covenants that Valvoline has agreed to in connection with the Separation or will agree to in connection with the Stock Distribution, it were determined that the Stock Distribution did not qualify for non-recognition of gain and loss, Valvoline could be required to indemnify Ashland for the resulting taxes (and reasonable expenses). In addition, Section 355(e) of the Code generally creates a presumption that the Stock Distribution would be taxable to Ashland, but not to its shareholders, if Valvoline or its shareholders were to engage in transactions that result in a 50% or greater change (by vote or value) in the ownership of Valvoline’s stock during the four-year period beginning on the date that begins two years before the date of the Stock Distribution, unless it were established that such transactions and the Stock Distribution were not part of a plan or series of related transactions. If the Stock Distribution were taxable for U.S. federal income tax purposes to Ashland due to a breach of Valvoline’s covenants or a 50% or greater change in the ownership of Valvoline’s stock, Ashland would recognize gain as if it had sold Valvoline common stock in a taxable transaction in an amount up to the fair market value of the stock held by it immediately before the Stock Distribution, and Valvoline generally would be required to indemnify Ashland for the tax on such gain and related expenses, as well as any additional gain in connection with certain reorganization transactions undertaken to effect the Separation and the Stock Distribution. Any such obligation could have a material impact on Valvoline’s operations.

Valvoline has agreed to numerous restrictions to preserve the tax-free nature of the Stock Distribution, which may reduce its strategic and operating flexibility.
Valvoline has agreed in the Tax Matters Agreement to covenants and indemnification obligations designed to preserve the tax-free nature of the Stock Distribution. These covenants and indemnification obligations may limit Valvoline’s ability to pursue strategic transactions or engage in new businesses or other transactions that might be beneficial and could discourage or delay a strategic transaction that its shareholders may consider favorable.
Although Valvoline entered into a Tax Matters Agreement under which the amount of its tax sharing payments to Ashland after the IPO will generally be determined as if Valvoline filed its own consolidated, combined or separate tax returns, Valvoline nevertheless will have joint and several liability with Ashland for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group. In addition, Valvoline has agreed to indemnify Ashland for certain pre-IPO U.S. taxes that arise on audit and are directly attributable to neither the Valvoline business nor Ashland’s specialty ingredients and performance materials businesses (collectively, the “Chemicals business”).
Valvoline will be included in the U.S. federal consolidated group tax return, and possibly certain combined or similar group tax returns, with Ashland (“Ashland Group Returns”) for the period starting approximately on the date of the closing of the IPO and through the date of the Stock Distribution (the “Interim Period”). Under the Tax Matters Agreement, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland Group Returns, and Valvoline will make tax sharing payments to Ashland. The amount of Valvoline’s tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed its own consolidated, combined or separate tax returns for the Interim Period that include only Valvoline and/or its relevant subsidiaries, as the case may be.
For taxable periods that begin on or after the day after the date of the Stock Distribution, Valvoline will no longer be included in any Ashland Group Returns and will file tax returns that include only Valvoline and/or its subsidiaries, as appropriate. Valvoline will not be required to make tax sharing payments to Ashland for those taxable periods. Nevertheless, Valvoline has (and will continue to have following the Stock Distribution) joint and several liability with Ashland to the IRS for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group.
Pursuant to the terms of the Tax Matters Agreement, Valvoline will indemnify Ashland for certain U.S. federal, state or local taxes for any tax period (prior to the closing of the IPO) of Ashland and/or its subsidiaries for that period that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Chemicals business. Any payment obligations that may arise as a result of Valvoline assuming liability for such taxes could negatively affect its financial position and cash flows.
Valvoline has only been a stand-alone public company since September 2016, and its historical financial information is not necessarily representative of the results it would have achieved as a stand-alone public company prior to September 2016 and may not be a reliable indicator of its future results.
The historical financial information Valvoline has included in this annual report on Form 10-K does not reflect what its financial position, results of operations or cash flows would have been had it been a stand-alone entity during the historical periods presented, or what its financial position, results of operations or cash flows will be in the future.
If Ashland experiences a change in control, Valvoline’s current plans and strategies could be subject to change.
As long as Ashland controls Valvoline, it will have significant influence over Valvoline’s plans and strategies, including strategies relating to marketing and growth. In the event Ashland experiences a change in control, a new Ashland owner may attempt to cause Valvoline to revise or change its plans and strategies, as well as the agreements between Ashland and Valvoline, referenced in this annual report on Form 10-K. A new owner may also have different plans with respect to the contemplated Stock Distribution of Valvoline common stock to Ashland shareholders, including not affecting such a Stock Distribution.
Valvoline’s ability to operate its business effectively may suffer if it is unable to cost-effectively establish its own administrative and other support functions in order to operate as a stand-alone company after the expiration of its shared services and other intercompany agreements with Ashland.
As a business segment of Ashland, Valvoline relied on administrative and other resources of Ashland, including information technology, accounting, finance, human resources and legal, to operate Valvoline’s business. In connection with the IPO, Valvoline entered into various service agreements to retain the ability for specified periods to use these Ashland resources. These services may not be provided at the same level as when Valvoline was a business segment within Ashland, and Valvoline may not be able to obtain the same benefits that it received prior to the IPO. These services may not be sufficient to meet Valvoline’s needs, and after Valvoline’s agreements with Ashland expire (which will generally occur within 24 months following the closing of the IPO), Valvoline may not be able to replace these services at all or obtain these services at prices and on terms as favorable as it currently has with Ashland.

Valvoline will need to create its own administrative and other support systems or contract with third parties to replace Ashland’s systems. In addition, Valvoline has received informal support from Ashland which may not be addressed in the agreements it has entered into with Ashland, and the level of this informal support may diminish as Valvoline becomes a more independent company. Any failure or significant downtime in Valvoline’s administrative systems or in Ashland’s administrative systems during the transitional period could result in unexpected costs, impact Valvoline’s results and/or prevent Valvoline from paying its suppliers or employees and performing other administrative services on a timely basis.
After the IPO, Valvoline is a smaller company relative to Ashland, which could result in increased costs because of a decrease in Valvoline’s purchasing power.
Prior to the IPO, Valvoline was able to take advantage of Ashland’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. Valvoline is a smaller company than Ashland, and Valvoline cannot assure you that it will have access to financial and other resources comparable to those available to it prior to the IPO. As a stand-alone company, Valvoline may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to it prior to the IPO, which could increase its costs and reduce its profitability.
In order to preserve the ability for Ashland to distribute its shares of Valvoline common stock on a tax-free basis, Valvoline may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to its employees, which could hurt its ability to grow.
Beneficial ownership by Ashland of at least 80% of the total voting power of Valvoline’s classes of voting stock and 80% of each class of its non-voting stock is required in order for Ashland to effect the Stock Distribution of Valvoline or certain other tax-free transactions. Valvoline has agreed that, so long as the Stock Distribution could, in the reasonable discretion of Ashland, be effectuated, Valvoline will not knowingly take or fail to take, or permit any of its affiliates to knowingly take or fail to take, any action that could reasonably be expected to preclude Ashland’s ability to effectuate the Stock Distribution. As a result, Valvoline may be precluded from pursuing certain growth initiatives, including the creation of a class of non-voting stock.
Ashland has agreed to indemnify Valvoline for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Valvoline against the full amount of such liabilities, or that Ashland’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation Agreement and certain other agreements with Ashland, Ashland has agreed to indemnify Valvoline for certain liabilities. However, third parties could also seek to hold Valvoline responsible for any of the liabilities that Ashland has agreed to retain, and there can be no assurance that the indemnity from Ashland will be sufficient to protect Valvoline against the full amount of such liabilities, or that Ashland will be able to fully satisfy its indemnification obligations in the future. Even if Valvoline ultimately succeeded in recovering from Ashland any amounts for which Valvoline is held liable, Valvoline may be temporarily required to bear these losses. Each of these risks could negatively affect Valvoline’s business, financial position, results of operations and cash flows.
Some of Valvoline’s directors and executive officers own Ashland common stock, restricted shares of Ashland common stock or options to acquire Ashland common stock and hold positions with Ashland, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in Valvoline not acting on opportunities it otherwise may have.
Some of Valvoline’s directors and executive officers own Ashland common stock, restricted shares of Ashland stock or options to purchase Ashland common stock. In addition, Mr. Wulfsohn serves as Non-Executive Chairman of Valvoline’s board of directors and as Chairman and Chief Executive Officer of Ashland, and Stephen F. Kirk and Vada O. Manager, who serve on Valvoline’s board of directors, are independent directors of Ashland.
Ownership of Ashland common stock, restricted shares of Ashland common stock and options to purchase Ashland common stock by Valvoline’s directors and executive officers and the presence of executive officers or directors of Ashland on Valvoline’s board of directors could create, or appear to create, conflicts of interest with respect to matters involving both Valvoline and Ashland that could have different implications for Ashland than they do for Valvoline. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Ashland and Valvoline regarding terms of the agreements entered into by Ashland and Valvoline governing the Separation and the relationship between Ashland and Valvoline thereafter, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement (“Employee Matters Agreement”), the Transition Services Agreement (“Transition Services Agreement”), Reverse Transition Services Agreement entered (“Reverse Transition Services Agreement”) and certain commercial agreements. Potential conflicts of interest could also arise if Valvoline entered into commercial arrangements with Ashland in the future. As a result of these actual or apparent conflicts of interest, Valvoline may be precluded from pursuing certain growth initiatives.
Valvoline’s inability to resolve favorably any disputes that arise between Valvoline and Ashland with respect to their past and ongoing relationships may adversely affect its operating results.

Disputes may arise between Ashland and Valvoline in a number of areas relating to their past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from Valvoline’s separation from Ashland;

•	employee retention and recruiting;

•	business combinations involving Valvoline; and

•	the nature, quality and pricing of services that Valvoline and Ashland have agreed to provide each other.
Valvoline may not be able to resolve potential conflicts, and even if it does, the resolution may be less favorable than if Valvoline were dealing with an unaffiliated party.
The agreements Valvoline entered into with Ashland may be amended upon agreement between the parties. While Valvoline is controlled by Ashland, Valvoline may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to Valvoline as those Valvoline would negotiate with an unaffiliated third party.
Valvoline may have received better terms from unaffiliated third parties than the terms it received in the agreements it entered into with Ashland.
The agreements Valvoline entered into with Ashland in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Transition Services Agreement, the Reverse Transition Services Agreement, the equity registration rights agreement with respect to Ashland’s continuing ownership of Valvoline common stock, a shared environmental liabilities agreement and certain commercial agreements, were prepared in the context of the Separation while Valvoline was still a wholly owned subsidiary of Ashland. Accordingly, during the period in which the terms of those agreements were prepared, Valvoline did not have an independent board of directors or a management team that was independent of Ashland. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes- Oxley could have a material adverse effect on Valvoline’s business and stock price.
As a public company, Valvoline is subject to Section 404 of Sarbanes-Oxley, which, beginning with Valvoline’s annual report for the fiscal year ending September 30, 2017, requires annual assessments by Valvoline’s management of the effectiveness of Valvoline’s internal control over financial reporting and annual reports by Valvoline’s independent registered public accounting firm that address the effectiveness of internal control over financial reporting. During the course of its testing, Valvoline may identify deficiencies which it may not be able to remediate in time to meet its deadline for compliance with Section 404. Testing and maintaining internal control can divert management’s attention from other matters that are important to the operation of Valvoline’s business. Valvoline also expect the regulations under Sarbanes-Oxley to increase its legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of its board of directors, particularly to serve on Valvoline’s audit committee, and make some activities more difficult, time consuming and costly. Valvoline may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 or Valvoline’s independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of Valvoline’s internal control over financial reporting. If Valvoline concludes that its internal control over financial reporting is not effective, Valvoline cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or their effect on its operations because there is presently no precedent available by which to measure compliance adequacy. If either Valvoline is unable to conclude that it has effective internal control over financial reporting or its independent auditors are unable to provide it with an unqualified report as required by Section 404, then investors could lose confidence in Valvoline’s reported financial information, which could have a negative effect on the trading price of Valvoline’s stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Valvoline’s corporate headquarters is located in Lexington, Kentucky. Valvoline owns or leases approximately 40 facilities throughout the United States, Australia, Brazil, Canada, China, Croatia, India, Indonesia, the Netherlands, New Zealand, the Philippines, Russia, Singapore, the U.K. and Vietnam that comprise over 2,000,000 square feet of blending, packaging, distribution, warehouse and office space. In addition, Valvoline owns or leases the property associated with 342 quick lubes stores under the VIOC and Oil Can Henry’s brands throughout the United States. The properties leased by Valvoline have expiration dates ranging from less than one year to more than 25 years (including certain renewal options).

Valvoline leases approximately 247,000 square feet for its corporate headquarters in Lexington, Kentucky pursuant to a lease that will expire in 2017. Valvoline has already entered into a long-term lease for a new 162,500 square foot facility in Lexington, Kentucky, which is currently under construction, and Valvoline plans to relocate its corporate headquarters to that facility in conjunction with the expiration of the lease for its current corporate headquarters.
The following table provides a summary of Valvoline’s major facilities:

	Approx. Area
Location	(Sq. Ft.)	Principal Use
Leased Properties:
Sydney, Australia	60,000	Blending & Packaging
Lexington, Kentucky	247,000	Current Corporate Headquarters
West Chester, Ohio	320,000	Warehouse & Distribution
Leetsdale, Pennsylvania	125,000	Warehouse & Distribution
Willow Springs, Illinois	95,000	Blending & Packaging
Dordrecht, Netherlands	150,000	Blending, Packaging & Warehouse

Owned Properties:
Mississauga, Canada	63,000	Warehouse & Distribution
Santa Fe Springs, California	100,000	Blending & Packaging
St. Louis, Missouri	78,000	Blending & Packaging
Cincinnati, Ohio	140,000	Blending, Packaging & Warehouse
Freedom (Rochester), Pennsylvania	88,000	Blending & Packaging
Deer Park, Texas	87,000	Blending & Packaging

In addition, throughout North America, Valvoline contracts with third parties to provide blending and packaging and warehousing and distribution services. Lastly, Valvoline is part of a joint venture that operates a blending and packaging facility in Ambarnath, India and warehouses and distributes products throughout India via numerous facilities around the country. Principal manufacturing, marketing and other materially important physical properties of Valvoline and its subsidiaries are described within the applicable business units under “Item 1” in this annual report on Form 10-K.  All of Valvoline’s physical properties are owned or leased.  Valvoline believes its physical properties are suitable and adequate for the Company’s business.  Additional information concerning certain leases may be found in Note 10 of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS
From time to time Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were immaterial during the year ended September 30, 2016. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF VALVOLINE
The following is a list of Valvoline’s executive officers, their ages and their positions and offices during the last five years (listed alphabetically after the Chief Executive Officer and the current members of Valvoline’s Executive Committee).

SAMUEL J. MITCHELL, JR. (age 55) is Chief Executive Officer and Director of Valvoline. Mr. Mitchell was appointed as a director and Chief Executive Officer in May 2016 and September 2016, respectively. He served as Senior Vice President of Ashland from 2011 to September 2016 and President of Valvoline from 2002 to September 2016. As Chief Executive Officer, Mr. Mitchell’s significant experience and knowledge in the areas of finance, accounting, business operations, management, manufacturing, safety, risk oversight and corporate governance, as well as his experience in the lubricants industry, provide him with the qualifications and skills to serve as a director on Valvoline’s board of directors.

MARY E. MEIXELSPERGER (age 56) is Chief Financial Officer of Valvoline since June 2016. Prior to joining Valvoline, Ms. Meixelsperger was Senior Vice President and Chief Financial Officer of DSW Inc. from April 2014 to June 2016 and held the roles of Chief Financial Officer, Controller and Treasurer at Shopko Stores from 2006 to 2014. Ms. Meixelsperger also served as Chief Financial Officer for two non-profit organizations from 1993 to 2004 and for Worldmark Group, a private equity firm, from 1986 to 1991. Ms. Meixelsperger started her career in public accounting at Arthur Young and Company.

JULIE M. O’DANIEL (age 49) is General Counsel and Corporate Secretary of Valvoline since September 2016. She served as Lead Commercial Counsel of Valvoline from April 2014 to September 2016. Ms. O’Daniel previously served as Litigation Counsel of Valvoline from July 2007 to April 2014.

THOMAS A. GERRALD II (age 52) is Senior Vice President, Core North America of Valvoline since September 2016. He served as Senior Vice President, U.S. Installer Channel, of Valvoline from June 2012 to September 2016. Prior to that, Mr. Gerrald served as Vice President, Supply Chain - Order-To-Cash, of Ashland from October 2010 to June 2012.

FRANCES E. LOCKWOOD (age 66) is Chief Technology Officer of Valvoline since September 2016. She served as Senior Vice President, Technology, of Valvoline from May 1994 to September 2016.

HEIDI J. MATHEYS (age 44) is Chief Marketing Officer of Valvoline since September 2016. She served as Senior Vice President, Do-It-Yourself Channels, of Valvoline from August 2013 to September 2016. Ms. Matheys previously served as Vice President, Global Brands, of Valvoline from September 2012 to August 2013. From May 2012 to September 2012, Ms. Matheys was the owner of Empatico LLC, a marketing and consulting firm, and from March 2008 to June 2012, she served as Global Marketing Director at Novartis (Alcon & Cibavision).

CRAIG A. MOUGHLER (age 59) is Senior Vice President, International & Product Supply of Valvoline since September 2016. He served as Senior Vice President and Managing Director, International, of Valvoline from October 2002 to September 2016.

ANTHONY R. PUCKETT (age 54) is President, Quick Lubes of Valvoline since September 2016. He served as President of Valvoline Instant Oil Change from August 2007 to September 2016.

VICTOR T. RIOS (age 47) is Chief Information Officer and Chief Digital Officer since June 2016. Prior to joining Valvoline, Mr. Rios was Chief Information Officer for Consumer Medical Technologies of Johnson & Johnson from November 2013 to February 2016 and held the roles of Chief Information Officer of Vision Care and Vice President of IT, Global Solutions Delivery at Johnson & Johnson from 2011 to 2013.

DAVID J. SCHEVE (age 41) is Chief Accounting Officer and Controller of Valvoline, effective October 2016. He joined the Company from Southern Graphic Systems, a supplier of design-to-print brand development products and services, where he started in June 2007 as its Global Corporate Controller and was most recently its Chief Financial Officer and Vice President of Finance, responsible for, among other things, overseeing all finance and accounting staff globally.
SARA K. STENSRUD (age 49) is Chief People and Communication Officer of Valvoline. Prior to joining Valvoline, Ms. Stensrud was Executive Vice President Chief Human Resources Officer of Chico’s FAS, Inc. from 2010 to 2016 and was Senior Vice President of Human Resources of Shopko Stores from 2006 to 2010.

Each executive officer is elected by the Board of Directors of Valvoline (the “Board”) at the Board’s annual meeting to a term lasting until the Board’s next annual meeting and until a successor is duly elected, or until the officer’s earlier death, resignation or removal. The term of any executive officer elected other than at an annual meeting also lasts until the next annual meeting of the Board and until a successor is duly elected, or until the officer’s earlier death, resignation or removal.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Use of Proceeds from Registered Securities
On September 22, 2016, Valvoline’s registration statement on Form S-1 (File No. 333-211720) (the “registration statement”) was declared effective by the SEC for Valvoline’s initial public offering, pursuant to which Valvoline sold an aggregate 34.5 million shares of its common stock, including 4.5 million shares pursuant to the underwriters’ option to purchase additional shares. The IPO was completed on September 28, 2016 at a price to the public of $22.00 per share, resulting in net proceeds, net of underwriting discounts and other expenses, of approximately $712 million. Valvoline used approximately $637 million of these net proceeds to repay indebtedness incurred by Valvoline prior to the completion of the IPO and approximately $75 million of these net proceeds were retained for general corporate purposes. This does not represent any material change from Valvoline’s planned use for IPO proceeds as described in the final prospectus filed with the SEC on September 26, 2016 pursuant to Rule 424(b).
The proceeds of the indebtedness incurred by Valvoline prior to the completion of the IPO were transferred to Ashland. Other than these transfers, no payments were made from the proceeds of the IPO by Valvoline to its directors, officers or persons owning ten percent or more of Valvoline’s common stock or to their associates, or to any of Valvoline’s affiliates. Ashland paid approximately $7 million of offering expenses in connection with the IPO. Other than these expenses, none of the underwriting discounts or other offering expenses were incurred by or paid to Valvoline directors or officers or their associates or persons owning ten percent or more of Valvoline common stock or to any of Valvoline’s affiliates.
Market Information
Valvoline’s common stock began trading on the New York Stock Exchange under the symbol “VVV” on September 23, 2016. Valvoline’s common stock also has trading privileges on NASDAQ. Prior to September 23, 2016, there was no public market for Valvoline’s common stock. As a result, Valvoline has not set forth quarterly information with respect to the high and low prices of its common stock for the most recent fiscal years. As of November 30, 2016, there were approximately 10 holders of record of Valvoline common stock. As of November 30, 2016, Ashland owned approximately 83% of Valvoline’s common stock.
Valvoline did not purchase any of its equity securities, nor did it issue or sell any securities, other than to Ashland upon Valvoline’s formation, pursuant to any unregistered offering, during the period covered by this report. There are currently no authorized repurchase programs in effect under which Valvoline may repurchase shares of its outstanding common stock.
Dividend Policy
Valvoline intends to pay quarterly cash dividends to holders of its common stock beginning with the Company’s first dividend which is payable on December 20, 2016. The declaration and payment of dividends to holders of Valvoline common stock will be at the discretion of the Board in accordance with applicable law after taking into account various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board deems relevant. In addition, the instruments governing Valvoline’s indebtedness may limit its ability to pay dividends. Therefore, no assurance is given that Valvoline will pay any dividends to its shareholders, or as to the amount of any such dividends if the Board determines to do so.

ITEM 6.  SELECTED FINANCIAL DATA

Valvoline Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information (a)
	For the years ended September 30
(In millions)	2016	2015	2014	2013	2012
Summary of operations					(unaudited)
Sales	$1,929	$1,967	$2,041	$1,996	$2,034
Gross profit	$761	$685	$632	$658	$532
Operating income	$431	$323	$264	$381	$172
Net income	$273	$196	$173	$246	$114

Common stock information
Basic and diluted earnings per share (b)	$1.33	$0.96	$0.84	$1.20	$0.55
Dividends per common share	$—	$—	$—	$—	$—

Cash flow information
Cash flows from operating activities	$311	$330	$170	$273	$138
Less: additions to property, plant and equipment	(66)	(45)	(37)	(41)	(40)
Free cash flow (c)	$245	$285	$133	$232	$98

	As of September 30
	2016	2015	2014	2013	2012
(In millions)				(unaudited)	(unaudited)
Balance sheet information
Total assets	$1,817	$978	$1,083	$1,062	$1,024
Long-term debt (including current portion)	$743	$—	$—	$—	$—
Stockholder's (deficit) equity	$(325)	$617	$725	$684	$670

	For the years ended September 30
	2016	2015	2014	2013	2012
Unaudited (in millions)
Other financial data
Lubricant sales volume (gallons)	174.5	167.4	162.6	158.4	158.7
Company-owned same-store sales growth (d)	6%	8%	5%	2%	4%
Franchisee same-store sales growth (d)(e)	8%	8%	6%	2%	2%
EBITDA (f)	$468	$335	$301	$416	$207
Adjusted EBITDA (f)	$457	$421	$368	$342	$275

(a)
During the periods presented, Valvoline experienced certain changes in the composition of its assets and liabilities affecting the comparability of financial information between years. These changes include, but are not limited to, the impact of immediately recognizing actuarial gain and loss remeasurements for defined benefit pension and other postretirement benefit plans. During the five years ended September 30 presented above, Valvoline recognized a gain of $18 million in 2016, a loss of $46 million in 2015, a loss of $61 million in 2014, a gain of $74 million in 2013, and a loss of $68 million in 2012.

(b)
Per share amounts for periods prior to September 30, 2016 have been presented for comparability only. There were no outstanding shares of Valvoline prior to the IPO in September 2016. The share count utilized for all prior period calculations was the share count as of September 30, 2016.

(c)
Valvoline uses free cash flow as an additional non-GAAP metric of cash flow generation. By deducting capital expenditures from operating cash flows, the Company is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs, and includes the pension and other postretirement plan remeasurement losses and gains related to Ashland sponsored benefit plans accounted for as a participation in a multi-employer plan. The amount of mandatory versus discretionary expenditures can vary significantly between periods. Valvoline’s results of operations are presented based on its management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, its financial results and free cash flow are not necessarily comparable with similar information for other comparable companies. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, or more meaningful than, cash flows provided by operating activities as determined in accordance with U.S. GAAP. In evaluating free cash flow, be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating free cash. Valvoline’s presentation of free cash flow should not be construed as a basis to infer that its future results will be unaffected by unusual or non-recurring items. Because of these limitations, one should rely primarily on cash flows provided by operating activities as determined in accordance with U.S. GAAP and use free cash flow only as a supplement. Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

(d)	Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

(e)	Valvoline franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

(f)
In addition to net income determined in accordance with U.S. GAAP, Valvoline evaluates operating performance using certain non-GAAP measures including EBITDA, which Valvoline defines as net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization, and Adjusted EBITDA, which Valvoline defines as EBITDA adjusted for losses (gains) on pension and other postretirement plans remeasurement, net gain (loss) on acquisitions and divestitures, impairment of equity investment, restructuring, other income and (expense) and other items. Valvoline believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of its business by presenting comparable financial results between periods. The non-GAAP information provided is used by management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA provide a supplemental presentation of Valvoline’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.

The consolidated financial statements include actuarial gains and losses for defined benefit pension and other postretirement benefit plans recognized annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees.

EBITDA and Adjusted EBITDA each have limitations as analytical tool and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income as determined in accordance with U.S. GAAP. Because of these limitations, one should rely primarily on net income as determined in accordance with U.S. GAAP and use EBITDA and Adjusted EBITDA only as supplements. In evaluating EBITDA and Adjusted EBITDA, one should be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating EBITDA and Adjusted EBITDA. Valvoline’s presentation of EBITDA and Adjusted EBITDA should not be construed as a basis to infer that future results will be unaffected by unusual or non-recurring items.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented.

	For the years ended September 30
(In millions)	2016	2015	2014	2013	2012
Net income	$273	$196	$173	$246	$114
Income tax expense	148	101	91	135	58
Net interest and other financing expense	9	—	—	—	—
Depreciation and amortization	38	38	37	35	35
EBITDA (f)	468	335	301	416	207
(Gains) losses on pension and other postretirement plans remeasurement	(18)	46	61	(74)	68
Separation costs	6	—	—	—	—
Net loss on acquisition and divestiture	1	26	—	—	—
Impairment of equity investment	—	14	—	—	—
Restructuring	—	—	6	—	—
Adjusted EBITDA (f)	$457	$421	$368	$342	$275

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2016, 2015 and 2014. Valvoline has included within the following discussion several non-GAAP measures, on both a consolidated and reportable segment basis. These non-GAAP measures include EBITDA, Adjusted EBITDA, free cash flow, EBITDA margin, and Adjusted EBITDA margin. Management believes the use of these non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of Valvoline’s business by presenting comparable financial results between periods. For more information on these non-GAAP financial measures, including reconciliations to the most directly comparable U.S. GAAP financial measures, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures.”
Valvoline’s fiscal year ends on September 30 of each year. Valvoline refers to the year ended September 30, 2016 as “fiscal 2016,” the year ended September 30, 2015 as “fiscal 2015,” and the year ended September 30, 2014 as “fiscal 2014.”

BUSINESS OVERVIEW

Valvoline is one of the most recognized and respected premium consumer brands in the global automotive lubricant industry, known for high quality products and superior levels of service. Established in 1866, Valvoline’s heritage spans 150 years, during which it has developed powerful name recognition across multiple product and service channels. Valvoline has significant positions in the United States in all of the key lubricant sales channels, and also has a strong international presence with products sold in approximately 140 countries.
Sales from external customers in the United States represented 72% of total sales in 2016. Sales from external customers in the United States and all other foreign countries for fiscal years 2016, 2015 and 2014 were as follows:

	Sales from external customers
(In millions)	2016	2015	2014
United States	$1,397	$1,413	$1,440
International	532	554	601
	$1,929	$1,967	$2,041
Sales by geography expressed as a percentage of total consolidated sales were as follows:

	For the years ended September 30
Sales by Geography	2016	2015	2014
North America (a)	75%	74%	73%
Europe	7%	8%	8%
Asia Pacific	14%	14%	14%
Latin America & other	4%	4%	5%
	100%	100%	100%

(a)	Valvoline includes only the United States and Canada in its North American designation.
In the United States and Canada, Valvoline’s products are sold to consumers through over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,068 Valvoline branded franchised and company-owned stores. Valvoline serves its customer base through an extensive sales force and technical support organization, allowing Valvoline to leverage its technology portfolio and customer relationships globally, while meeting customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.
Valvoline has a history of leading innovation with revolutionary products such as All Climate™, DuraBlend™, and MaxLife™. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Valvoline’s premium branded product offerings enhance its high quality reputation and provide customers with solutions that address a wide variety of needs.
Formation of the Company and Initial Public Offering

On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses. Following a series of restructuring steps prior to the IPO, the Valvoline business was transferred from Ashland to Valvoline Inc. such that the Valvoline business includes substantially all of the historical Valvoline business reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline by Ashland. The largest transferred liabilities are the net pension and other postretirement plan liabilities. Other transferred assets and liabilities primarily consist of deferred compensation, certain Ashland legacy business insurance reserves, tax attributes, and certain trade payables. Additionally, any deferred tax assets and liabilities that relate specifically to these assets and liabilities have been transferred to Valvoline, as well as certain other tax liabilities and indemnities as a result of the Tax Matters Agreement entered into between Ashland and Valvoline.

Key elements of the Separation of Valvoline from Ashland’s other businesses include the following:

•
During July 2016, Valvoline completed its issuance of 5.500% senior unsecured notes due 2024 (“2024 Notes.”) with an aggregate principal amount of $375 million. The net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts) were transferred to Ashland.

•
On September 19, 2016 Valvoline Inc. amended and restated its articles of incorporation and by-laws. Among other changes, the amendment and restatement increased Valvoline’s authorized capital stock to 440 million shares, consisting of (1) 40 million shares of preferred stock, having no par value, and (2) 400 million shares of common stock, par value $0.01 per share.

•
On September 26, 2016 Valvoline incurred $875 million in new indebtedness under a credit agreement which provides for an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan A facility and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). Valvoline fully drew on the term loan A facility, receiving approximately $865 million (after deducting fees and expenses) and borrowed $137 million under the revolving credit facility. These net proceeds were transferred to Ashland.

•
On September 28, 2016 Valvoline completed the IPO and sold 34.5 million shares of common stock, including 4.5 million shares pursuant to the underwriters’ option to purchase additional shares, at a price to the public of $22.00 per share. The total net proceeds, net of underwriting discounts and other expenses, received from the IPO were approximately $712 million. Valvoline used these net proceeds to repay $500 million of the outstanding amounts on the term loan facility, to repay $137 million of the outstanding amounts on the revolving credit facility and retained approximately $75 million for general corporate purposes. As of September 30, 2016, Ashland owned 170 million shares of Valvoline common stock, representing approximately 83% of the total outstanding shares of Valvoline common stock.

The contribution of the Valvoline business by Ashland to Valvoline Inc. was treated as a reorganization of entities under common Ashland control. As a result, the consolidated financial position and results of operations of Valvoline Inc. and its subsidiaries has been retrospectively presented for all periods presented.
Reportable Segments

Valvoline’s reporting structure is principally composed of three reportable segments: Core North America, Quick Lubes and International. Additionally, certain corporate and other costs are included in an Unallocated and other segment.

Sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

	For the years ended September 30
Sales by Reportable Segment	2016	2015	2014
Core North America	51%	54%	55%
Quick Lubes	24%	20%	18%
International	25%	26%	27%
	100%	100%	100%

Core North America

The Core North America business segment sells Valvoline™ and other branded products in the United States and Canada to both consumers who perform their own automotive maintenance, referred to as “Do-It-Yourself” or “DIY” consumers, as well as to installer customers who use Valvoline’s products to service vehicles owned by “Do-It-For-Me” or “DIFM” consumers. Valvoline sells to DIY consumers through over 30,000 retail outlets, such as AutoZone, Advance Auto Parts and O’Reilly Auto Parts, as well as leading mass merchandisers and independent auto parts stores. Valvoline sells to DIFM consumers through installers who collectively operate over 12,000 locations in the United States and Canada. Installer customers include car dealers, general repair shops and third-party quick lube chains. Valvoline directly serves these customers with its sales force and fulfillment capabilities, through retailers such as NAPA, and a network of approximately 140 distributors. Valvoline’s key installer customers include large national accounts such as Goodyear, Monro, Express Oil Change, TBC Retail Group and Sears. The installer channel team also sells branded products and solutions to heavy duty customers such as on-highway fleets and construction companies, and Valvoline has a strategic relationship with Cummins for co-branding products in the heavy duty business.

Quick Lubes

The Quick Lubes business segment services the passenger car and light truck quick lube market through two platforms: company-owned and franchised VIOC stores, which Valvoline believes comprise the industry’s best retail quick lube service chain; and Express Care, a quick lube customer platform developed for independent operators who purchase Valvoline motor oil and other products pursuant to contracts while displaying Valvoline branded signage. VIOC provides fast, trusted service through 726 franchised and 342 company-owned stores. The VIOC stores provide a broad range of preventive maintenance services, including full-service oil changes, OEM mileage-based services (transmission, radiator and gear box fluid exchange services), tire rotations, fuel system services and seasonal air conditioning coolant replacement services. VIOC company-owned stores have had ten years of consecutive same-store sales growth. Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation. VIOC franchisees have also enjoyed strong results and also have achieved ten years of consecutive same-store sales growth. Valvoline also sells its products and provides Valvoline branded signage to independent quick lube operators through the Express Care program. The Express Care platform has been designed to support smaller (typically single store) operators that do not fit the franchised model and typically offer other non-quick lube services such as auto repair and car washes.
International

The International business segment sells Valvoline™ and Valvoline’s other branded products in approximately 140 countries. Valvoline’s key international markets include China, India, Latin America, Australia Pacific and EMEA. Valvoline has significant overall market share in India and Australia and a growing presence in a number of markets, with primary growth targets being China, India and select countries within Latin America. The International business segment sells products for both consumer and commercial vehicles and equipment, and is served by company-owned manufacturing facilities in the United States, Australia and the Netherlands, a joint venture-owned facility in India and third-party warehouses and toll manufacturers in other regions. Valvoline’s heavy duty products are used in a wide variety of heavy duty equipment, including on-road trucks and buses, agricultural equipment, construction and mining equipment, and power generation equipment. Valvoline goes to market in its International business in three ways: (1) through its local sales, marketing and back office support teams, which Valvoline refers to as “wholly owned affiliate markets”; (2) through joint ventures; and (3) through independent distributors. In the wholly owned affiliate markets, Valvoline has a direct presence and maintains the sales and marketing teams required to build effective channels. Valvoline also has 50/50 joint ventures with Cummins in India and China and smaller joint ventures in select countries in Latin America and Asia. In other countries, Valvoline goes to market via independent distributors, which provide access to these geographies with limited capital investment.

Unallocated and other segment
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities including costs associated with the Separation from Ashland and legacy costs.
Acquisitions and Divestitures
Oil Can Henry’s Acquisition
On December 11, 2015, Ashland announced that it signed a definitive agreement for Valvoline to acquire OCH International, Inc. (“Oil Can Henry’s”), which was the 13th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, 47 of which were company-owned and 42 of which were franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.

The acquisition of Oil Can Henry’s is reported within the Quick Lubes reportable segment. The total purchase price, net of cash acquired, for the acquisition of Oil Can Henry’s was $62 million. See Note 3 of Notes to Consolidated Financial Statements for additional information on this acquisition.
Car Care Products Divestiture
During 2015, Ashland entered into a definitive sale agreement to sell Valvoline’s car care products within the Core North America reportable segment for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. Prior to the sale, Valvoline recognized a loss of $26 million before tax in 2015 to recognize the assets at fair value less cost to sell. The loss is reported within the net loss on acquisition and divestiture caption within the Consolidated Statements of Comprehensive Income. The transaction closed on June 30, 2015 and Valvoline received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital amounts.
Venezuela Equity Method Investment Divestiture
During 2015, Valvoline sold the equity method investment in Venezuela within the International reportable segment. Prior to the sale, Valvoline recognized a $14 million impairment in 2015, for which there was no tax effect, within the equity and other income caption of the Consolidated Statements of Comprehensive Income.
Valvoline’s decision to sell the equity investment and the resulting impairment charge recorded during 2015 was a result of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the fiscal year. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the equity method investee’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Valvoline’s ability to conduct normal business operations through the joint venture arrangement.

CERTAIN FACTORS AFFECTING FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension and other postretirement plan liabilities
In connection with Valvoline’s separation from Ashland, the Company assumed pension and postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. The unfunded portion of the pension and postretirement obligations at September 30, 2016 was approximately $900 million. Before the transfer, these plans were accounted for by Valvoline as multi-employer plans in accordance with U.S. GAAP, which provided that an employer that participates in a multi-employer defined benefit plan is required to recognize its expense associated with the plan and is not required to report a liability beyond the contributions currently due and unpaid by the plan. Therefore, in prior periods, no assets or liabilities relative to these retirement plans have been included in the Consolidated Balance Sheets. Amounts recognized within the Consolidated Statements of Comprehensive Income for multi-employer defined benefit pension and other postretirement plans include an allocation to Valvoline on a ratable basis of the net actuarial gains and losses on an annual basis or whenever a plan is determined to qualify for a remeasurement. As announced by Ashland in March 2016, the accrual of pension benefits for participants was frozen effective September 30, 2016. Additionally, Ashland reduced retiree life benefits effective October 1, 2016 and will reduce retiree medical and dental benefits January 1, 2017. The net effect of these plan changes resulted in a curtailment of benefits requiring a remeasurement of the benefit obligation and plan assets. During 2016, Valvoline recognized a gain of $18 million within the Consolidated Statements of Comprehensive Income as a result of the plan remeasurements. The following details the components of the remeasurement impact:

(In millions)	Loss (gain)
March 2016 remeasurement (a)(b)	$5
August 2016 remeasurement (a)	19
Year-end remeasurement (c)	(42)
Total 2016 remeasurement gain	$(18)

(a)	These remeasurements were allocations to Valvoline accounted for under a multi-employer accounting model.

(b)	The components of the March 2016 remeasurement were a curtailment gain of $18 million and an actuarial loss of $23 million.

(c)
This remeasurement is the year end remeasurement subsequent to the transfer of the plans to Valvoline. As a result of the transfer of the plans to Valvoline, these plans are now accounted for by Valvoline as single-employer plans where Valvoline records the full impact of remeasurements. This gain is the result of a $35 million gain resulting from a change in the discount rate and other actuarial assumptions and a $31 million gain resulting from a change in mortality assumptions partially offset by $24 million in actual losses on plan assets exceeding the expected return on plan assets. For additional information on key assumptions and actual plan asset performance in each year, see “Critical Accounting Policies-Employee benefit obligations-Actuarial assumptions.”

Similar to Valvoline’s current stand-alone defined benefit pension plans, Valvoline will recognize the change in the fair value of plan assets and net actuarial gains and losses for the pension and other postretirement plan liabilities transferred to Valvoline by Ashland annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement within the Consolidated Statements of Comprehensive Income. The remaining components of pension and other postretirement benefits expense will be recorded ratably on a quarterly basis. Valvoline’s policy to recognize these changes annually through mark to market accounting could result in volatility in Valvoline’s results of operations, which could be material.

Pension annuity program
On September 15, 2016, Valvoline utilized pension plan assets to purchase a non-participating annuity contract from an insurer that will pay and administer future pension benefits for 14,800 participants within the qualified U.S. pension plan. Valvoline transferred approximately $378 million of the outstanding pension benefit obligation in exchange for pension trust assets whose value approximated the liability value. The annuity purchase transaction did not generate a material settlement adjustment during 2016. The insurer has unconditionally and irrevocably guaranteed the full payment of benefits to plan participants associated with the annuity purchase and benefit payments will be in the same form that was in effect under the Plan. The insurer has also assumed all investment risk associated with the pension assets that were delivered as annuity contract premiums.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of Non-GAAP Measures
Valvoline has included within this document several non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows. The following are the non-GAAP measures management has included and how management defines them:

•	EBITDA, which management defines as net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization;

•	EBITDA margin, which management defines as EBITDA divided by sales;

•
Adjusted EBITDA, which management defines as EBITDA adjusted for losses (gains) on pension and other postretirement plans remeasurement, net gain (loss) on acquisitions and divestitures, impairment of equity investment, restructuring, other income and (expense) and other items (which can include costs related to the Separation from Ashland, pro forma impact of significant acquisitions or divestitures, or restructuring costs);

•	Adjusted EBITDA margin, which management defines as Adjusted EBITDA, divided by sales; and

•	Free cash flow, which management defines as operating cash flows less capital expenditures and certain other adjustments as applicable.
These measures are not prepared in accordance with U.S. GAAP, contain management’s best estimates of cost allocations and shared resource costs. Management believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of Valvoline’s business by presenting comparable financial results between periods. The non-GAAP information provided is used by Valvoline’s management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA provide a supplemental presentation of Valvoline’s operating performance on a consolidated and reportable segment basis.

Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities. Valvoline’s consolidated financial statements include actuarial gains and losses for defined benefit pension and other postretirement benefit plans recognized annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees. For further information on the actuarial assumptions and plan assets referenced above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Critical Accounting Policies-Employee benefit obligations” and Note 12 of Notes to Consolidated Financial Statements.
Management uses free cash flow as an additional non-GAAP metric of cash flow generation. By deducting capital expenditures, management is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs and mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.
Valvoline’s results of operations are presented based on Valvoline’s management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, Valvoline’s financial results, EBITDA, Adjusted EBITDA and free cash flow are not necessarily comparable with similar information for other comparable companies. EBITDA, Adjusted EBITDA and free cash flow each have limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income and cash flows provided from operating activities as determined in accordance with U.S. GAAP. Because of these limitations, you should rely primarily on net income and cash flows provided from operating activities as determined in accordance with U.S. GAAP and use EBITDA, Adjusted EBITDA, and free cash flow only as supplements. In evaluating EBITDA, Adjusted EBITDA, and free cash flow, you should be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating EBITDA, Adjusted EBITDA, and free cash flow. Valvoline’s presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as a basis to infer that Valvoline’s future results will be unaffected by unusual or non-recurring items.
The following table reconciles EBITDA and Adjusted EBITDA to net income for the three annual periods presented.

	For the years ended September 30
(In millions)	2016	2015	2014
Net income	$273	$196	$173
Income tax expense	148	101	91
Net interest and other financing expense	9	—	—
Depreciation and amortization	38	38	37
EBITDA	468	335	301
(Gains) losses on pension and other postretirement plans remeasurement	(18)	46	61
Separation costs	6	—	—
Net loss on acquisition and divestiture	1	26	—
Impairment of equity investment	—	14	—
Restructuring	—	—	6
Adjusted EBITDA (a)	$457	$421	$368

(a)
Includes net periodic pension and other postretirement income and expense for Valvoline stand-alone plans, multi-employer plans until September 1, 2016 and single-employer plans subsequent to the transfer from Ashland. Fiscal 2016 included income of $7 million. The fiscal 2015 impact was less than $1 million and fiscal 2014 included $1 million of expense. This income and expense is comprised of service cost, interest cost, expected return on plan assets and amortization of prior service credit and is disclosed in further detail in Note 12 of Notes to Consolidated Financial Statements.

Consolidated Review
Net income
Valvoline’s net income is primarily affected by results within operating income, income taxes and other significant events or transactions that are unusual or nonrecurring. Operating income includes an adjustment for the immediate recognition of the change in the fair value of the plan assets and net actuarial gains and losses for defined benefit pension plans and other postretirement benefit plans each fiscal year.

Fiscal years ended September 30, 2016, 2015 and 2014
Key financial results for 2016, 2015 and 2014 included the following:

•	net income amounted to $273 million in 2016, $196 million in 2015 and $173 million in 2014;

•	the effective income tax rate of 35% for 2016 and 34% for each of 2015 and 2014 are generally in line with the U.S. statutory rate; and

•	operating income was $431 million, $323 million and $264 million during 2016, 2015 and 2014, respectively.
For further information on the items reported above, see the discussion in the comparative “Consolidated Statements of Comprehensive Income - Caption Review.”
Operating income
Fiscal years ended September 30, 2016, 2015 and 2014
Operating income amounted to $431 million, $323 million and $264 million in 2016, 2015 and 2014, respectively. The current and prior years’ operating income include certain items that are excluded to arrive at Adjusted EBITDA. These items are summarized as follows:

•	income of $18 million in 2016 and expense of $46 million and $61 million in 2015 and 2014, respectively, from the pension and other postretirement plans remeasurement adjustments;

•	separation costs of $6 million in 2016; and

•	$14 million impairment related to the joint venture equity investment within Venezuela during 2015.

Operating income for 2016, 2015, and 2014 included depreciation and amortization of $38 million, $38 million and $37 million, respectively.

EBITDA and Adjusted EBITDA
EBITDA totaled $468 million, $335 million, and $301 million for 2016, 2015, and 2014, respectively. Adjusted EBITDA totaled $457 million, $421 million, and $368 million for 2016, 2015, and 2014, respectively. For a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures”. The increase in Adjusted EBITDA was primarily due to an increase in Adjusted EBITDA in the Core North America and Quick Lubes reportable segments, while the International reportable segment’s Adjusted EBITDA decreased from the prior year primarily due to the negative impact of foreign currency exchange. Core North America’s Adjusted EBITDA increased $11 million, or 5%, compared to 2015, primarily as a result of a favorable product mix with an increase in the percentage of sales for premium lubricants and increased volumes and lower raw material costs, specifically relating to the price of base oil, which increased gross profit. Quick Lubes’ Adjusted EBITDA increased $23 million, or 21%, compared to 2015. Approximately $8 million of the Adjusted EBITDA increase for Quick Lubes’ was related to a recent acquisition, while the remainder of the improvement was the result of increased volumes and lower raw material costs, specifically relating to the price of base oil, which increased gross profit. Adjusted EBITDA for International decreased $5 million, or 6%, compared to 2015, primarily due to the negative impact of foreign currency exchange.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – CAPTION REVIEW

Fiscal years ended September 30, 2016, 2015 and 2014

A comparative analysis of the Consolidated Statements of Comprehensive Income by caption is provided as follows for the years ended September 30, 2016, 2015 and 2014.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Sales	$1,929	$1,967	$2,041	$(38)	$(74)

The following table provides a reconciliation of the change in sales between fiscal years 2016 and 2015 and between fiscal years 2015 and 2014.

	2016 Change	2015 Change
(In millions)
Pricing	$(94)	$(53)
Volume	68	52
Product mix	29	11
Currency exchange	(31)	(70)
Divestiture and acquisition, net	(10)	(14)
Change in sales	$(38)	$(74)

 2016 compared to 2015
Sales decreased $38 million, or 2%, to $1,929 million in 2016. Lower product pricing and unfavorable foreign currency exchange decreased sales by $94 million, or 5%, and $31 million, or 2%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Australian dollar, Euro and the Yuan. Higher volume levels and changes in product mix increased sales by approximately $68 million, or 3%, and approximately $29 million, respectively. During 2016, lubricant gallons sold increased 4% to 174.5 million. The divestiture of car care products within the Core North America reportable segment during fiscal 2015 decreased sales by $45 million compared to the prior year while acquisitions increased sales by $35 million during 2016.
2015 compared to 2014
Sales decreased $74 million, or 4%, to $1,967 million in 2015. Unfavorable foreign currency exchange and lower product pricing decreased sales by $70 million, or 3%, and $53 million, or 3%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Euro and Australian dollar. Higher volume levels and changes in product mix increased sales by $52 million, or 3%, and $11 million, respectively. During 2015, lubricant gallons sold increased 3% to 167.4 million. The divestiture of car care products within the Core North America reportable segment during fiscal 2015 decreased sales by $14 million compared to the prior year.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Cost of sales	$1,168	$1,282	$1,409	$(114)	$(127)
Gross profit as a percent of sales	39%	35%	31%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2016 and 2015 and between fiscal years 2015 and 2014.

	2016 Change	2015 Change
(In millions)
Product cost	$(114)	$(106)
Currency exchange	(23)	(52)
Volume and product mix	65	43
Divestiture and acquisition, net	(14)	(11)
Pension and other postretirement benefit plans income (including remeasurements)	(28)	(1)
Change in cost of sales	$(114)	$(127)

2016 compared to 2015

Cost of sales decreased $114 million during 2016 compared to 2015. Lower raw material costs decreased cost of sales by $114 million primarily due to declining base oil prices in 2016. Favorable foreign currency exchange decreased cost of sales by $23 million, while changes in volume and product mix combined to increase cost of sales by $65 million. The divestiture of car care products during fiscal 2015 decreased cost of sales by $38 million and was partially offset by increased cost of sales of $24 million as a result of the Oil Can Henry’s acquisition during 2016. During 2016, cost of sales decreased compared to 2015 due to increased income of $28 million related to pension and other postretirement benefit plans. Gross profit as a percent of sales increased primarily due to lower cost of sales driven primarily by lower raw material costs during 2016 as compared to 2015.

2015 compared to 2014

Cost of sales decreased $127 million during 2015 compared to 2014. Lower raw material costs decreased cost of sales by $106 million primarily due to declining base oil prices in 2015. Favorable foreign currency exchange decreased cost of sales by $52 million, while changes in volume and product mix combined to increase cost of sales by $43 million. The divestiture of car care products during fiscal 2015 also decreased cost of sales by $11 million. Gross profit as a percent of sales increased primarily due to lower cost of sales driven primarily by lower raw material costs and favorable foreign currency exchange during 2015 as compared to 2014.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Selling, general and administrative expense	$270	$291	$303	$(21)	$(12)
As a percent of sales	14%	15%	15%
2016 compared to 2015
Selling, general and administrative expense decreased $21 million, or 7%, during 2016 as compared to 2015. Key drivers of this decrease were:

•
a decrease of $44 million related to the pension and other postretirement costs. Specifically, a gain of $11 million on the pension and other postretirement plans remeasurement and income of $11 million was recognized on the non-service components of the pension and postretirement plans for asset returns in excess of interest costs was recognized during 2016. This compared to a loss on remeasurement of $28 million and income of $6 million for non-service component income recorded in 2015. These amounts, inclusive of both Valvoline specific plans and shared plans accounted for under the multi-employer approach for the first eleven months of 2016 and transferred to Valvoline in September 2016, decreased primarily due to changes in assumptions regarding discount rates and mortality rates and the fact that Valvoline assumed the responsibility for a significant portion of new pension and postretirement plans. See Note 2 of Notes to Consolidated Financial Statements for further discussion on this accounting policy;

•	a decrease in spending of $6 million due to the divestiture of car care products; and

•	a decrease of $5 million due to favorable currency exchange impacts.
These decreases were partially offset by the following significant increases:

•	separation costs of $6 million;

•	increased labor related costs of $6 million;

•	increased spend of $4 million related to Oil Can Henry’s;

•	increased consultant and technology cost of $4 million;

•	increased advertising and sales promotion expenses of $4 million;

•	increased research and development costs of $2 million; and

•	increased bad debt related expense of $2 million.
2015 compared to 2014
Selling, general and administrative expense decreased $12 million, or 4%, during 2015 as compared to 2014. Key drivers of this decrease were:

•
a decrease of $15 million related to the pension and other postretirement costs. Specifically, a loss of $28 million on the pension and other postretirement plans remeasurement was recognized during 2015 compared to a loss of $43 million in 2014. The loss recognized, inclusive of both Valvoline specific plans and shared plans accounted for under the multi-employer approach, decreased primarily due to changes in the discount rate. See Note 2 of Notes to Consolidated Financial Statements for further discussion on this accounting policy;

•	approximately $19 million of cost savings related to restructuring programs;

•	favorable foreign currency exchange of $9 million;

•	increase of $9 million due to costs associated with supply chain operations that, as described below, were included within the corporate expense allocations prior to 2015;

•	increased advertising expense of $5 million;

•	increased legal, consultant and technology cost of $5 million; and

•	increased incentive compensation expense of $4 million.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Corporate expense allocation	$79	$79	$95	$—	$(16)
2016 compared to 2015
Corporate expense allocations were consistent in 2016 compared to 2015.
2015 compared to 2014
Corporate expense allocations decreased $16 million in 2015 compared to 2014 primarily due to a $9 million decrease from a change in reporting of supply chain operations. Prior to 2015, supply chain operations were previously included within corporate allocation; however, in 2015 the reporting of these costs attributable to Valvoline’s operations were realigned in order to be directly reported within selling, general and administrative expense. Additional decreases were the result of cost savings as a result of restructuring programs.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Equity and other income
Equity income (loss)	$12	$(2)	$10	$14	$(12)
Other income	7	10	20	(3)	(10)
	$19	$8	$30	$11	$(22)

2016 compared to 2015
Equity income (loss) increased by $14 million during 2016 compared to 2015, primarily due to the $14 million impairment of a joint venture equity investment within Venezuela in 2015. For additional information see Note 3 of Notes to Consolidated Financial Statements. Other income decreased by $3 million primarily due to a decrease in income due to divestitures and unfavorable currency impacts.
2015 compared to 2014
Equity income (loss) decreased by $12 million during 2015 compared to 2014, primarily due to the $14 million impairment of a joint venture equity investment within Venezuela in 2015. For additional information see Note 3 of Notes to Consolidated Financial Statements. Other income decreased by $10 million primarily due to a favorable arbitration ruling on a commercial contract in 2014. For additional information see Note 3 of Notes to Consolidated Financial Statements.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Net loss on acquisition and divestiture	$(1)	$(26)	$—	$25	$(26)
The loss on acquisition and divestiture in 2016 represents costs to complete the Oil Can Henry acquisition while the 2015 amount represents the loss on the disposition of car care products. This loss was a result of the book value exceeding the sales price of the assets sold.

(In millions)	2016	2015	2014	2016 Change	2015 Change
Income tax expense	$148	$101	$91	$47	$10
Effective tax rate	35%	34%	34%
The effective tax rates are generally in line with the U.S. statutory rate. For fiscal years 2016 through 2014, the effective tax rate was impacted favorably by the lower tax rate on foreign earnings and net favorable permanent items. These favorable items are offset by the unfavorable impact of state taxes. These adjustments net to an immaterial overall impact to the effective tax rate for each year. The increase in the 2016 tax rate is partially due to the increase in income from pension and other postretirement benefits that generated significant income amounts in higher tax rate jurisdictions.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Valvoline’s business is managed within three reportable segments: Core North America, Quick Lubes and International. Results of Valvoline’s reportable segments are presented based on its management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other. Valvoline refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Revisions to Valvoline’s methodologies that are deemed insignificant are applied on a prospective basis.
The EBITDA and Adjusted EBITDA amounts presented within this section are provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for each reportable segment. Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA divided by sales). Valvoline does not allocate items to each reportable segment below operating income, such as interest expense and income taxes. As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Consolidated Statements of Comprehensive Income caption.

The following table shows sales, operating income and statistical operating information by reportable segment for the years ended September 30, 2016, 2015 and 2014.

	For the years ended September 30
(In millions)	2016	2015	2014
Sales
Core North America	$979	$1,061	$1,114
Quick Lubes	457	394	370
International	493	512	557
	$1,929	$1,967	$2,041

Operating income (loss)
Core North America	$212	$200	$165
Quick Lubes	117	95	79
International	74	65	78
Unallocated and other	28	(37)	(58)
	$431	$323	$264

Depreciation and amortization
Core North America	$16	$17	$16
Quick Lubes	17	16	15
International	5	5	6
	$38	$38	$37

Operating information
Core North America
Lubricant sales gallons	101.2	99.9	99.0
Premium lubricants (percent of U.S. branded volumes)	41.4%	36.6%	33.7%
Gross profit as a percent of sales (a)	41.2%	36.6%	31.6%
Quick Lubes
Lubricant sales gallons	20.2	17.4	15.9
Premium lubricants (percent of U.S. branded volumes)	57.1%	54.5%	52.2%
Gross profit as a percent of sales (a)	41.6%	39.8%	38.4%
International
Lubricant sales gallons	53.1	50.1	47.7
Premium lubricants (percent of lubricant volumes)	29.0%	30.9%	30.1%
Gross profit as a percent of sales (a)	31.4%	30.2%	27.7%

(a)	Gross profit is defined as sales, less cost of sales.

Core North America
2016 compared to 2015
Core North America sales decreased $82 million, or 8%, to $979 million in 2016. Lower product pricing and the disposition of car care products decreased sales by $68 million, or 6%, and $45 million, or 4%, respectively. Changes in product mix and higher volume levels increased sales by $27 million, or 3%, and $7 million, respectively. Unfavorable foreign currency exchange decreased sales by $3 million primarily due to the U.S. dollar strengthening compared to the Canadian dollar.

Gross profit increased $15 million during 2016 compared to 2015. Lower product costs, partially offset by lower product pricing, increased gross profit by $12 million, while changes in volume and product mix combined to increase gross profit by $11 million. The divestiture of car care products and unfavorable foreign currency exchange decreased gross profit by $7 million and $1 million, respectively. Gross profit as a percent of sales (or gross profit margin) during the current period increased 4.6 percentage points to 41.2%.

Selling, general and administrative expense (which, for reportable segment purposes, includes corporate expense allocation costs) increased $3 million during the current period, primarily as a result of $4 million of increased consulting and legal costs, $2 million of increased bad debt expense, $2 million of increased research and development expenses and $1 million of salaries expense. These increases were partially offset by cost savings from the divestiture of car care products of $6 million. Equity and other income remained consistent compared to the prior year.

Operating income totaled $212 million in the current period as compared to $200 million in the prior year period. EBITDA increased $11 million to $228 million in 2016. EBITDA margin increased 2.8 percentage points to 23.3% in 2016.
2015 compared to 2014
Core North America sales decreased $53 million, or 5%, to $1,061 million in 2015. Lower product pricing and the disposition of car care products decreased sales by $51 million, or 5%, and $14 million, or 1%, respectively. Higher volume levels and changes in product mix increased sales by $9 million and $8 million, respectively. Unfavorable foreign currency exchange decreased sales by $5 million due to the U.S. dollar strengthening compared to the Canadian dollar.
Gross profit increased $36 million during 2015 compared to 2014. Lower product costs, partially offset by lower product pricing, increased gross profit by $34 million. Increases in volumes and changes in product mix combined to increase gross profit by $7 million, while unfavorable foreign currency exchange decreased gross profit by $2 million. The divestiture of car care products also decreased gross profit by $3 million. Gross profit margin during 2015 increased 5.0 percentage points to 36.6%.
Selling, general and administrative expense increased approximately $1 million during 2015 as compared to 2014, primarily as a result of $5 million of increased advertising costs, $2 million of increased resource costs allocated from Ashland, a $1 million increase in salaries and benefits, and $1 million of increased incentive compensation costs. These increases were partially offset by restructuring savings related to salaries and advertising of $4 million and $4 million, respectively, and cost savings from the divestiture of car care products of $2 million. Equity and other income remained consistent compared to 2014.
Operating income totaled $200 million in 2015 as compared to $165 million in 2014. EBITDA increased $36 million to $217 million in 2015. EBITDA margin increased 4.2 percentage points to 20.5% in 2015.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of Core North America. There were no unusual or key items that affected comparability for Adjusted EBITDA for all periods presented herein.

	For the years ended September 30
(In millions)	2016	2015	2014
Operating income	$212	$200	$165
Depreciation and amortization	16	17	16
EBITDA	$228	$217	$181

Quick Lubes
2016 compared to 2015
Quick Lubes sales increased $63 million, or 16%, to $457 million during 2016. Volume increased sales by $34 million as lubricant sales gallons increased to 20.2 million gallons during 2016. Acquisitions increased sales by $35 million, while unfavorable product pricing decreased sales by $8 million. Changes in product mix increased sales $2 million.
Gross profit increased $33 million during 2016 compared to 2015. Increases in volumes and changes in product mix combined to increase gross profit by $13 million. Lower raw material costs, partially offset by unfavorable product pricing, increased gross profit by $9 million, while the acquisition of Oil Can Henry’s increased gross profit by $11 million. Gross profit margin during the current year increased 1.8 percentage points to 41.6%.
Selling, general and administrative expense increased $11 million during 2016. The increase was primarily a result of a $4 million increase in operating costs as a result of the acquisition of Oil Can Henry’s, $4 million of increased allocated resource costs from Ashland, a $1 million increase in advertising and sales promotion costs and a $1 million increase in salaries and incentive compensation costs. Equity and other income was essentially flat in 2016 compared to 2015.
Operating income totaled $117 million in 2016 as compared to $95 million in 2015. EBITDA increased $23 million to $134 million in 2016. EBITDA margin increased 1.2 percentage points in to 29.3% in 2016.

2015 compared to 2014

Quick Lubes sales increased $25 million, or 7%, to $394 million during 2015. Volume increased sales by $18 million as lubricant sales gallons increased to 17.4 million gallons during 2015. Favorable pricing and changes in product mix increased sales by $5 million and $2 million, respectively.

Gross profit increased $15 million during 2015 compared to 2014. Lower raw material costs and favorable product pricing increased gross profit by $8 million. Increases in volumes and changes in product mix combined to increase gross profit by $7 million. Gross profit margin during 2015 increased 1.4 percentage points to 39.8%.
Selling, general and administrative expense decreased by less than $1 million during 2015 as compared to 2014. The slight decrease was primarily a result of $5 million of cost savings from resource costs allocated from Valvoline’s parent company. These costs were partially offset by a $2 million increase in salary and benefit costs and a $1 million increase in legal and consulting costs, as well as increased advertising costs and bad debt expense of $1 million combined. Equity and other income was slightly positive compared to the prior year due to a gain on the disposition of certain assets.
Operating income totaled $95 million in 2015 as compared to $79 million in 2014. EBITDA increased $17 million to $111 million in 2015. EBITDA margin increased 2.4 percentage points to 28.1% in 2015.
Additional Sales and Growth Information
Quick Lubes sales are influenced by the number of company-owned stores and the business performance of those stores. Through Quick Lubes, Valvoline sells products to and receive royalty fees from VIOC franchisees. As a result, Quick Lubes sales are influenced by the number of units owned by franchisees and the business performance of franchisees. The following table provides supplemental information regarding company-owned stores and franchisees that Valvoline believes is relevant to an understanding of the Quick Lubes business.

	For the years ended September 30
	2016	2015	2014
Total store units open at end of period - Company-owned	342	279	272
Total store units open at end of period - Franchisee*	726	663	650
Total store units open at end of period - Combined*	1,068	942	922

Same-Store Sales Growth** - Company-owned	6.2%	7.5%	4.5%
Same-Store Sales Growth** - Franchisee*	8.0%	7.8%	5.5%
Same-Store Sales Growth** - Combined*	7.5%	7.7%	5.2%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

**	Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of Quick Lubes. There were no unusual or key items that affected comparability for Adjusted EBITDA for all periods presented herein.

	For the years ended September 30
(In millions)	2016	2015	2014
Operating income	$117	$95	$79
Depreciation and amortization	17	16	15
EBITDA	$134	$111	$94
International
2016 compared to 2015
International sales decreased $19 million, or 4%, to $493 million in 2016. Unfavorable foreign currency exchange, primarily with the Yuan and Australian dollar, decreased sales by $28 million, or 6%. Higher volume levels increased sales by $27 million, or 5%. Lower product pricing decreased sales by $18 million.

Gross profit was essentially unchanged in 2016 compared to 2015. Unfavorable foreign currency exchange decreased gross profit by $7 million, while increases in volumes and changes in product mix combined to increase gross profit by $7 million. Lower product pricing was partially offset by lower product costs resulting in minimal gross profit impact. Gross profit margin during 2016 increased 1.2 percentage points to 31.4%.

Selling, general and administrative expense increased $2 million during the current period, primarily as a result of $1 million of salaries expense, $1 million of advertising and sales promotion costs, and $1 million of cost savings from resource costs allocated from Valvoline’s parent company. Equity and other income (loss) increased $11 million compared to 2015 primarily as a result of the $14 million impairment of the Venezuelan equity method investment in 2015. For additional information see Note 3 of Notes to Consolidated Financial Statements.
Operating income totaled $74 million in 2016 as compared to $65 million in the prior year. EBITDA increased $9 million in 2016 to $79 million. Adjusted EBITDA decreased $5 million and Adjusted EBITDA margin decreased 0.5 percentage points to 16.0% in the current year.

2015 compared to 2014
International sales decreased $45 million, or 8%, to $512 million during 2015. Unfavorable currency exchange decreased sales by $65 million as a result of the U.S. dollar strengthening as compared to various foreign currencies, primarily the Euro and the Australian dollar. Volume increased sales $24 million, as lubricant gallons sold increased to 50.1 million gallons during 2015, and changes in product mix increased sales by $2 million. Unfavorable product pricing decreased sales by $6 million.
Gross profit increased $1 million during 2015 compared to 2014. Unfavorable foreign currency exchange decreased gross profit by $17 million while lower raw material costs, partially offset by lower product pricing, increased gross profit by $11 million. Increases in volumes and changes in product mix combined to increase gross profit by $7 million. Gross profit margin during 2015 increased 2.5 percentage points to 30.2%.
Selling, general and administrative expense decreased $7 million, or 7%, during 2015 as compared to 2014, primarily as a result of declines from favorable foreign currency exchange of $9 million, which was partially offset by increased sales promotion costs of $1 million.
Equity and other income decreased by $21 million during 2015 compared to 2014, primarily due to the $14 million impairment of an equity method investment in Venezuela during 2015 and $8 million from a favorable arbitration ruling on a commercial contract during 2014. For additional information see Notes 3 and 13 of Notes to Consolidated Financial Statements.
Operating income totaled $65 million in 2015 as compared to $78 million in 2014. EBITDA decreased $14 million to $70 million in 2015. Adjusted EBITDA was $84 million in 2015 and 2014. Adjusted EBITDA margin increased 1.4 percentage points to 16.5% in 2015.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of International. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Valvoline’s operations, which exclude certain key items. The $14 million adjustment during the year ended September 30, 2015 is related to the impairment of an equity method investment within Venezuela.

	For the years ended September 30
(In millions)	2016	2015	2014
Operating income	$74	$65	$78
Depreciation and amortization	5	5	6
EBITDA	79	70	84
Impairment of equity investment	—	14	—
Adjusted EBITDA	$79	$84	$84
Unallocated and Other
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities including costs associated with the Separation from Ashland and legacy costs.
The following table summarizes the key components of the Unallocated and other segment’s operating income (expense) for the fiscal years ended September 30, 2016, 2015, and 2014.

	For the years ended September 30
(In millions)	2016	2015	2014
Gain (losses) on pension and other postretirement plan remeasurement	$18	$(46)	$(61)
Non-service pension and other postretirement net periodic income (a)	17	9	9
Separation costs	(6)	—	—
Restructuring activities	—	—	(6)
Other legacy costs	(1)	—	—
Operating income (expense)	$28	$(37)	$(58)

(a)	Amounts exclude service costs of $10 million during 2016, $9 million during 2015 and $10 million during 2014, which are allocated to Valvoline’s reportable segments.
 Fiscal years ended September 30, 2016, 2015, and 2014

Unallocated and other recorded income of $28 million for 2016 compared to expense of $37 million for 2015 and $58 million for 2014. Unallocated and other includes pension and other postretirement net periodic costs and income within operations that have not been allocated to reportable segments. These costs and income are reflective of stand-alone Valvoline pension plans as well as the shared pension and other postretirement plans accounted for under a multi-employer approach.

In connection with Valvoline’s separation from Ashland, the Company assumed pension and postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. Before the transfer, these plans were accounted for by Valvoline as multi-employer plans. See Note 12 of Notes to Consolidated Financial Statements as changes made to these plans will significantly impact amounts recorded by Valvoline in the future. In the historical periods presented, Valvoline received an allocation of the cost for these benefits based on Valvoline employees’ relative participation in the plan. However, as the responsibility for several of Ashland’s pension and postretirement plans transferred to Valvoline, the full amount of any costs or gains related to the transferred plans has been reflected within the Valvoline consolidated financial statements for the month of September and will continue going forward. These pension and other postretirement plan costs include interest cost, expected return on assets and amortization of prior service credit, which resulted in income of $17 million during 2016, $9 million during 2015, and $9 million during 2014. Unallocated and other also includes gains and losses on pension and other postretirement plan remeasurements, which resulted in a gain of $18 million in 2016, a loss of $46 million in 2015 and a loss of $61 million in 2014. Fluctuations in these amounts from year to year result primarily from changes in the discount rate but are also partially affected by differences between the expected and actual return on plan assets during each year as well as other changes in other actuarial assumptions such as changes in demographic data or mortality assumptions. The current year remeasurement gain includes the allocation of the curtailment gains and actuarial losses resulting from the March 2016 announced plan amendments of certain shared pension and other postretirement plans. These plan amendments froze the pension benefits for the majority of Ashland’s U.S. pension plans as of September 30, 2016 and reduced the retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The amounts recorded for pension and other postretirement plans are expected to be substantially different in 2017 and beyond.

Unallocated and other also includes $6 million of separation costs in 2016 and $1 million of other legacy costs allocated from Ashland to Valvoline in 2016. In 2014, Unallocated and other also included $6 million of severance expense related to restructuring programs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Overview
Historically, the primary source of liquidity for Valvoline’s business was the cash flow provided by operations, which was transferred to Ashland to support its overall centralized cash management strategy. Transfers of cash to and from Ashland’s cash management system have been reflected in Parent’s net investment in the historical Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity. In connection with Valvoline’s separation from Ashland, the Company received $60 million in cash from Ashland, and Valvoline currently maintains separate cash management and financing functions for operations.
At September 30, 2016, Valvoline has outstanding $375 million of 5.500% senior unsecured notes due 2024 (“2024 Notes”), with an aggregate principal amount of $375 million, which were issued in July 2016. The net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts) were transferred to Ashland.

On September 26, 2016, Valvoline incurred $875 million in new indebtedness under the 2016 Credit Agreement. The 2016 Senior Credit Agreement provided for an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). Valvoline fully drew on the Term Loans, receiving approximately $865 million (after deducting fees and expenses) and borrowed $137 million under the Revolver. These net proceeds were transferred to Ashland. A portion of these borrowings were repaid in connection with the Valvoline IPO as further discussed below.

In connection with these financing transactions, Valvoline deferred $17 million in debt issuance costs, of which $4 million of amortization was accelerated and recognized in net interest and other financing expense in the Consolidated Statements of Comprehensive Income as a result of the repayment on the senior secured term loan facility. The remaining balance of debt issuance costs is amortized over the term of the respective arrangements using the effective interest method. Refer to Note 9 of Notes to Consolidated Financial Statements for additional details regarding the Company’s financing activities.
In connection with Valvoline’s separation from Ashland, the Company assumed pension and postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. The unfunded portion of the pension and postretirement obligations at September 30, 2016 was approximately $900 million. As announced by Ashland in March 2016, these pension plans are frozen to new participants and, effective September 2016, the accrual of pension benefits for participants were frozen. Certain other postretirement benefits were also eliminated or curtailed.
No U.S. qualified pension plan contributions were required in 2016; however, approximately $6 million in contributions to the U.S. non-qualified pension plans and non-U.S. pension plans were made during the year. Ashland paid approximately $4 million prior to the IPO, which were accounted for through Parent’s net investment in Valvoline, and Valvoline paid the remaining $2 million in September 2016. During 2017, Valvoline expects to contribute approximately $15 million to its pension plans.
As of September 30, 2016, the Company was in compliance with all covenants. Valvoline believes that cash flows expected to be generated from operations and other available financial resources such as cash on hand and debt capacity will be adequate to meet investing and financing requirements. The Company’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Annual Report. Valvoline’s future capital requirements will depend on many factors, including its rate of sales growth, the expansion of its sales and marketing activities, its expansion into other markets and its results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund its future activities, Valvoline may need to seek additional financing alternatives.
Financial position
Valvoline had $172 million in cash and cash equivalents as of September 30, 2016, of which $78 million was held by foreign subsidiaries. Valvoline currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Operating activities
The cash generated during each period is primarily driven by net income results, adjusted for certain non-cash items such as depreciation and amortization and remeasurement adjustments to the pension and other postretirement plans, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade and other payables, and accrued expenses and other liabilities. Valvoline continues to emphasize working capital management as a high priority and focus.

The following table sets forth the cash flows associated with Valvoline’s operating activities:

	For the years ended September 30
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income	$273	$196	$173
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	38	38	37
Debt issuance cost amortization	4	—	—
Deferred income taxes	13	(9)	(16)
Equity income from affiliates	(12)	(12)	(10)
Distributions from equity affiliates	16	18	7
Net loss on acquisition and divestiture	1	26	—
Impairment of equity method investment	—	14	—
Pension contribution	(2)	—	—
(Gain) loss on Valvoline pension and other postretirement plan remeasurements	(42)	2	1
Change in assets and liabilities (a)
Accounts receivable	(17)	53	(31)
Inventories	(4)	(6)	8
Trade and other payables	(49)	(7)	(8)
Accrued expenses and other liabilities	54	9	(11)
Other assets and liabilities	38	8	20
Total cash flows provided by operating activities	$311	$330	$170

(a)	Excludes changes resulting from operations acquired or sold.

Cash provided by operating activities decreased by $19 million in 2016. The decrease in cash flows provided by operating activities was primarily related to a number of factors related to the Separation and IPO, net of increased net income. These factors related to the Separation and IPO resulted in increased receivables, net of increased accrued expenses and other liabilities, and increased deferred income tax expense. The changes in working capital were primarily related to separation and financing activities in the fourth fiscal quarter of 2016 which increased payables and accrued expenses offset by increased receivables as customer payments on Valvoline receivables were collected by Ashland prior to year-end but were not remitted to Valvoline before September 30, 2016.

Cash provided by operating activities increased $160 million from 2014 to 2015. This was primarily attributed to increased net income and working capital performance with inflows of $41 million related to receivables from the sale of certain customer receivables to a financial institution in 2015, as well as noncash adjustments for the net losses associated with the disposition of car care products and equity investment activity.
Investing activities
The following table sets forth the cash flows associated with Valvoline’s investing activities:

	For the years ended September 30
(In millions)	2016	2015	2014
Cash flows from investing activities
Additions to property, plant and equipment	$(66)	$(45)	$(37)
Proceeds from disposal of property, plant and equipment	1	1	1
Purchase of operations - net of cash acquired	(83)	(5)	(2)
Proceeds from sale of operations	—	23	—
Total cash flows used by investing activities	$(148)	$(26)	$(38)

Cash used by investing activities was $148 million in 2016 compared to $26 million in 2015 and $38 million for 2014. The purchase of operations of $83 million during the current period relates primarily to the acquisition of Oil Can Henry’s as well as other nominal

Quick Lubes locations, while the prior year periods included $5 million and $2 million in 2015 and 2014, respectively, for nominal Quick Lube acquisitions. Fiscal 2016 included cash outflows of $66 million for capital expenditures primarily related to the Company’s investments in preparation for full separation from Ashland to operate as a stand-alone company in fiscal 2017. This compares to capital expenditures of $45 million and $37 million in 2015 and 2014, respectively.

Financing activities
The following table sets forth the cash flows associated with Valvoline’s financing activities:

	For the years ended September 30
(In millions)	2016	2015	2014
Cash flows from financing activities
Net transfers to Parent	$(1,504)	$(304)	$(132)
Cash contributions from Parent	60	—	—
Proceeds from initial public offering, net offering costs of $40	719	—	—
Proceeds from borrowings, net of issuance costs of $15	1,372	—	—
Repayment on borrowings	(637)	—	—
Total cash flows provided by (used in) financing activities	$10	$(304)	$(132)
As Ashland managed Valvoline’s cash and financing arrangements prior to the IPO, all excess cash generated through earnings were remitted to Ashland and all sources of cash were funded by Ashland. See Note 1 of Notes to Consolidated Financial Statements for additional information.
Cash flows from financing activities was an inflow of $10 million for 2016, and an outflow of $304 million and $132 million in 2015 and 2014, respectively. Cash flows provided by financing activities in 2016 were related to the various financing activities previously described that Valvoline executed in the fiscal fourth quarter in order to establish borrowings and initial capitalization, net of remittances to Ashland for net cash transfers primarily from borrowing proceeds and net income through the date of IPO. Cash provided by operations, which increased for the reasons discussed previously, and proceeds from the disposition of car care products drove the $172 million increase in cash transferred to Ashland during 2015 compared to 2014.
Free cash flow and other liquidity information
The following table sets forth free cash flow for the disclosed periods and reconciles free cash flow to cash flows provided by operating activities. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs, and includes the pension and other postretirement plan remeasurement losses or gains related to Ashland sponsored benefit plans accounted for as a participation in a multi-employer plan prior to their September 1, 2016 transfer to Valvoline. See “Results of Operations—Consolidated Review—Non-GAAP Performance Metrics” for additional information.

	For the years ended September 30
(In millions)	2016	2015	2014
Cash flows provided by operating activities	$311	$330	$170
Less:
Additions to property, plant and equipment	(66)	(45)	(37)
Free cash flows	$245	$285	$133
At September 30, 2016, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $349 million, compared to $178 million at the end of 2015. Working capital is affected by Valvoline’s use of the last-in, first-out (“LIFO”) method of inventory valuation that valued inventories below their replacement costs by $29 million at September 30, 2016 and $31 million at September 30, 2015. Liquid assets, (cash, cash equivalents, and accounts receivable) amounted to 134% of current liabilities at September 30, 2016 and 112% at September 30, 2015.

Stockholder dividends

On November 15, 2016, the Company’s Board of Directors approved a quarterly cash dividend of $0.049 per share of common stock. The dividend is payable December 20, 2016 to shareholders on record on December 5, 2016.

Debt
As previously noted, Valvoline executed a number of transactions during the fourth fiscal quarter of 2016 in order to establish its stand-alone borrowings and capital structure. Refer to Note 9 of Notes to Consolidated Financial Statements for further details regarding these arrangements.
Capital expenditures
Capital expenditures were $66 million for the year ended September 30, 2016. The annual average capital expenditure during the last three years was $49 million. Capital expenditures by reportable segment for the last three fiscal years are set forth in the table below:

	For the years ended September 30
(In millions)	2016	2015	2014
Core North America	$41	$20	$15
Quick Lubes	20	19	16
International	5	6	6
	$66	$45	$37

Contractual obligations and other commitments
The following table sets forth Valvoline’s obligations and commitments to make future payments under existing contracts at September 30, 2016. Excluded from the table are contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable or capital lease obligations.

(In millions)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt	$752	$19	$56	$301	$376
Interest payments (a)	212	33	63	58	58
Operating lease obligations	155	22	37	27	69
Employee benefit obligations (b)	164	26	39	31	68
Unrecognized tax benefits (c)	8	—	—	—	8
Total contractual obligations	$1,291	$100	$195	$417	$579

(a) Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at the rates that existed as of September 30, 2016.

(b)
Includes estimated funding of Valvoline specific pension plans for 2017, as well as projected benefit payments through 2026 under Valvoline’s unfunded pension plans. Excludes the benefit payments from the pension plan trust funds. See Note 12 of Notes to Consolidated Financial Statements.

(c)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Valvoline is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 5 years” column.

Tax-related commitments
Valvoline will generally be included in Ashland income tax returns until full separation and Stock Distribution (“Interim Period”). Under the Tax Matters Agreement, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland returns, and Valvoline will make tax sharing payments to Ashland. The amount of the tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland returns filed their own separate tax returns for the Interim Period.
For taxable periods that begin on or after the day after the date of the Stock Distribution, Valvoline will no longer be included in any Ashland income tax returns and will file returns that include only Valvoline and/or its subsidiaries, as appropriate. Valvoline will not be required to make tax sharing payments to Ashland for those taxable periods. Nevertheless, Valvoline has (and will continue to have following the Stock Distribution) joint and several liability with Ashland to the IRS for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group.

Pursuant to the terms of the Tax Matters Agreement, Valvoline will indemnify Ashland for certain U.S. federal, state or local taxes for any tax period prior to full separation and Stock Distribution that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Chemicals businesses. Any payment obligations that may arise as a result of Valvoline assuming liability for such taxes could negatively affect Valvoline’s financial position and cash flows.

OFF-BALANCE SHEET ARRANGEMENTS
As part of Valvoline’s normal course of business, it is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Valvoline would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the party whose obligations Valvoline guarantees, or the occurrence of future events that Valvoline is unable to predict. Valvoline has reserved the approximate fair value of these guarantees in accordance with U.S. GAAP.

NEW ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued accounting pronouncements and its impact on Valvoline, see Note 2 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
The preparation of Valvoline’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill), sales deductions, employee benefit obligations and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Long-lived Assets
Tangible assets
The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated principally over 5 to 35 years and machinery and equipment principally over 5 to 15 years. Property, plant and equipment asset groups are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances.
These evaluations occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Various factors are used in determining the impact of these assessments, which include the expected useful lives of long-lived assets and the ability to realize any undiscounted cash flows in excess of the carrying amounts of such asset groups, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Because judgment is involved in determining the fair value of property, plant and equipment asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.
Goodwill
Valvoline evaluates goodwill for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment is performed as of July 1 and consists of determining each reporting unit’s current fair value compared to its current carrying value. Valvoline’s reporting units are Core North America ($89 million in goodwill as of September 30, 2016), Quick Lubes ($135 million in goodwill as of September 30, 2016), and International ($40 million in goodwill as of September 30, 2016) reportable segments.
In reviewing goodwill for impairment, Valvoline has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If Valvoline determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, Valvoline is not required to perform any additional tests in assessing goodwill for impairment. However, if Valvoline concludes otherwise or elects not to perform the qualitative assessment, then Valvoline is required to perform the first step of a two-step impairment review process.
Valvoline performed the quantitative assessment for each reporting unit during the applicable fiscal year periods and upon completion of this assessment noted no impairment for any fiscal year periods within the financial statements. During the fiscal 2016 annual impairment analysis, all of Valvoline’s reporting units’ fair value exceeded the book value by greater than 300%.
Valvoline’s assessment of an impairment charge on goodwill could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: a significant change in projected business results, a divestiture decision, significant changes to certain discounted cash flow assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or other significant economic events.

Sales Deductions
Valvoline recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Provisions are made at the time of revenue recognition for sales rebates and discounts consisting primarily of promotion rebates and customer pricing discounts. These provisions are recorded as a reduction of revenue based on contract terms and the Company’s historical experience with similar programs and require management’s judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined. The cost of these programs is recognized as incurred and recorded as a reduction of sales and totaled $388 million, $345 million and $322 million in the Consolidated Statements of Comprehensive Income for September 30, 2016, 2015 and 2014, respectively.

Employee benefit obligations
Plan transfers and accounting
During September 2016, prior to the Valvoline IPO, Ashland transferred a substantial portion of qualified and non-qualified U.S. pension plans as well as certain other postretirement benefit and non-U.S. pension plans to Valvoline. As of September 30, 2016, Valvoline’s net unfunded pension and other postretirement plan liabilities totaled approximately $900 million.
Prior to the Valvoline IPO and the transfer of certain pension and other postretirement liabilities to Valvoline, the Company accounted for its participation in the Ashland sponsored defined benefit pension and other postretirement plans as a participation in a multi-employer plan within the consolidated financial statements. Under this method of accounting, Valvoline recognized its allocated portion of net periodic benefit costs but did not report a liability beyond the contributions due and unpaid to the plans. Amounts recognized in the Consolidated Statements of Comprehensive Income for multi-employer defined benefit and other postretirement benefit plans include an allocation to Valvoline on a ratable basis of the net actuarial gains and losses on an annual basis or whenever a plan was determined to qualify for remeasurement. As a result of the transfer of pension and other postretirement liabilities from Ashland to Valvoline, Valvoline assumed full responsibility as plan sponsor for these plans. From the point of transfer, Valvoline accounts for the plans as single-employer plans, recognizing net liabilities and the full amount of any costs or gains, including the net actuarial gains and losses recognized upon remeasurement.
Pension plans
Valvoline sponsors contributory and noncontributory qualified defined benefit pension plans that cover certain employees in the United States and in a number of other countries.  In addition, Valvoline has non-qualified unfunded pension plans which provide supplemental defined benefits to those employees whose benefits under the qualified pension plans are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  Valvoline funds the costs of the non-qualified plans as the benefits are paid.  Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries.  For further information, see Note 12 of Notes to Consolidated Financial Statements.
Other postretirement benefit plans
Valvoline sponsors health care and life insurance plans for eligible employees in the U.S. and Canada who retire or are disabled.  Valvoline’s retiree life insurance plans are noncontributory, while Valvoline shares the costs of providing health care coverage with its retired employees through premiums, deductibles and coinsurance provisions.  Valvoline funds its share of the costs of the postretirement benefit plans as the benefits are paid.  For further information, see Note 12 of Notes to Consolidated Financial Statements.

Pension and other postretirement benefits costs methodology
Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. Pension and other postretirement benefits adjustments charged directly to cost of sales that are applicable to inactive participants are excluded from inventoriable costs. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.
Total pension and other postretirement net periodic benefit costs included in the Consolidated Statements of Comprehensive Income, including both allocations from Ashland under multi-employer plan accounting and single employer plans, were as follows for the years ended September 30:

(In millions)	2016	2015	2014
Service costs	$10	$9	$10

Non-service pension and other postretirement net periodic income (a)	(17)	(9)	(9)
(Gains) losses on pension and other postretirement plans remeasurement (b)	(18)	46	61
Subtotal	(35)	37	52
Total pension and other postretirement net periodic benefit (income) costs	$(25)	$46	$62

(a) This non-service pension and other postretirement net periodic income includes the expected return on plan assets and amortization of prior service credit, net of interest costs.
(b) These gains and losses represent amounts recorded under both single employer plan accounting and allocations from Ashland under multi-employer plan accounting. Amounts recorded under single employer plan accounting were gains of $42 million in 2016, losses of $2 million in 2015, and losses of $1 million in 2014. The $42 million gain in 2016 was the result of a $35 million gain resulting from a change in the discount rate and other actuarial assumptions and a $31 million gain resulting from a change in mortality assumptions partially offset by $24 million in actual losses on plan assets exceeding the expected return on plan assets. All other amounts recorded were allocations from Ashland under multi-employer plan accounting and included losses of $24 million in 2016, $44 million in 2015 and $60 million in 2014. For additional information on key assumptions and actual plan asset performance in each year, see “Actuarial assumptions” below.

Actuarial assumptions
Valvoline’s pension and other postretirement obligations and annual expense calculations are based on a number of key assumptions including the discount rate at which obligations can be effectively settled, the anticipated rate of compensation increase, the expected long-term rate of return on plan assets and certain employee-related factors, such as turnover, retirement age and mortality.  Because Valvoline’s retiree health care plans contain various caps that limit Valvoline’s contributions and because medical inflation is expected to continue at a rate in excess of these caps, the health care cost trend rate has no significant impact on Valvoline’s postretirement health care benefit costs.
Valvoline developed the discount rate used to determine the present value of its obligations under the U.S. pension and postretirement health and life plans by matching the stream of benefit payments from the plans to spot rates determined from an actuarial-developed yield curve, the above mean yield curve, based on high-quality corporate bonds. Valvoline uses this approach to reflect the specific cash flows of these plans when determining the discount rate. Non-U.S. pension plans followed a similar process based on financial markets in those countries where Valvoline provides a defined benefit pension plan.
During 2016, Ashland changed the method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during 2016. Historically, Ashland estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Ashland has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Ashland has made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of Ashland’s total benefit obligations or annual net periodic benefit costs as the change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively. Valvoline will continue these elections and accounting treatment for the transferred plans.
Valvoline’s 2016 expense, excluding actuarial gains and losses, for both U.S. and non-U.S. pension plans is determined using the discount rate as of the beginning of the fiscal year. The service cost and interest cost discount rates for 2016 expense were 4.10% and 3.23%, respectively. For 2015 and 2014 Valvoline’s expense, excluding actuarial gains and losses, for non-U.S. stand-alone pension plans was determined using the weighted-average discount rate as of the beginning of the fiscal year, which were 4.08%, and 4.61%, respectively.  The 2016 discount rates used for the postretirement health and life plans service cost and interest cost were 4.25% and 2.92%, respectively. Valvoline did not have any stand-alone other postretirement benefit plans in 2015 and 2014. The actuarial gains and losses recognized within the Consolidated Statements of Comprehensive Income are calculated using updated actuarial assumptions (including discount rates) as of the measurement date, which for Valvoline is the end of the fiscal year, unless a plan qualifies for a remeasurement during the year. The weighted-average discount rate at the end of fiscal 2016 was 3.54% for the pension plans and 2.92% for the postretirement health and life plans.
The weighted-average rate of compensation increase assumptions were 3.23% for 2016, 3.15% for 2015 and 3.52% for 2014.  The compensation increase assumptions for the U.S. plans were 3.00% for 2016.  Valvoline will not have a compensation increase assumption for U.S. pension plans for fiscal year 2017 due to the freezing of the plans at September 30, 2016.
During 2015, Ashland updated the mortality assumption based on information issued by the Society of Actuaries in October 2015 for the transferred U.S. pension and other postretirement health and life plans. Valvoline believes the updated mortality table assumption provides a more accurate assessment of current mortality trends and is a reasonable estimate of future mortality projections. Valvoline’s mortality assumption in 2016 included consideration of updated mortality information consistent with the data issued by the Society of Actuaries in October 2016.
The weighted-average long-term expected rate of return on assets was assumed to be 6.77% for 2016, 5.34% for 2015 and 5.97% for 2014.  The long-term expected rate of return on assets for the U.S. plans was assumed to be 7.10% for 2016. For 2016, the global pension plan assets generated an actual weighted-average return of 10.52%, primarily driven by the U.S. plan assets.  The long-term expected rate of return on assets for the U.S. plans will be 6.60% for 2017.  However, the expected return on plan assets is designed to be a long-term assumption, and actual returns will be subject to considerable year-to-year variances.
The following table discloses the estimated increases in pension and postretirement expense that would have resulted from a one percentage point change in each of the assumptions for 2016.

(In millions)	2016
Increase in pension costs from
Decrease in the discount rate	$352
Increase in the salary adjustment rate	1
Decrease in expected return on plan assets	23
Increase in other postretirement costs from
Decrease in the discount rate	$5
 U.S. pension legislation and future funding requirements
Valvoline’s U.S. qualified pension plans funding requirements through fiscal 2017 are calculated in accordance with the regulations set forth in the Moving Ahead for Progress in the 21st Century Act (MAP-21), which provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was previously required.
Valvoline expects to contribute approximately $12 million to its non-qualified U.S. pension plans and $3 million to its non-U.S. pension plans during 2017.
Income Taxes

Valvoline is subject to income taxes in the United States and numerous foreign jurisdictions. Judgment in forecasting the taxable income using historical and projected future operating results is required in determining Valvoline’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes current income taxes as well as deferred income taxes. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the deferred assets or liabilities are expected to be settled or realized. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment date changes. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

For the periods prior to the Stock Distribution, Valvoline’s operating results will be included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries. The income tax provision in these Consolidated Statements of Comprehensive Income has been calculated on a separate return basis as if Valvoline was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Accordingly, Valvoline’s tax results as presented are not necessarily reflective of the results that Valvoline would have generated on a stand-alone basis.
Valvoline’s Consolidated Balance Sheets reflect assumptions regarding the expected manner of separation of the Company that would result in Ashland retaining certain tax items in a number of jurisdictions. As a result, the tax items that Ashland would retain in these jurisdictions have not been included in the Valvoline Consolidated Balance Sheets. The income tax expense of these items has been reflected in the Consolidated Statements of Comprehensive Income, with a corresponding offset to Parent Company Investment in Stockholders’ Equity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk
Valvoline is exposed primarily to market risks associated with foreign currency exchange rates. Valvoline’s foreign currency risk is primarily limited to the Euro, Australian Dollar, Canadian Dollar and Chinese Yuan. Prior to the IPO, Valvoline participated in Ashland’s centralized foreign currency derivatives program which mitigated risk associated with the foreign currency exposures. Valvoline began its own foreign currency derivative program in late September 2016, and these derivative instruments entered into by Valvoline had an immaterial impact on the consolidated financial statements. Valvoline believes its foreign currency risk is limited as 72% of Valvoline’s revenue during the year ended September 30, 2016 and 71% of Valvoline’s revenue in each of the years ended September 30, 2015 and 2014 was based in U.S. dollars. Valvoline does not have material exposures to market risk with respect to investments.
Inflation and Changing Prices
Valvoline’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2016, Valvoline’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. However, given the recent consistent stability of inflation in the United States in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.
Certain of the industries in which Valvoline operates are capital-intensive, and replacement costs for Valvoline’s plant and equipment generally would substantially exceed their historical costs. Accordingly, depreciation and amortization expense would be greater if it were based on current replacement costs. However, because replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating at least part of the increased expense.
Valvoline uses the LIFO method to value a portion of its inventories to provide a better matching of revenues with current costs. However, LIFO values such inventories below their replacement costs during inflationary periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Valvoline presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), and based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control
Valvoline historically relied on certain financial, administrative and other resources of Ashland to operate its business, including resources from treasury, tax, accounting, legal, internal audit, human resources, public and investor relations, general management, real estate, and information technology (“IT”). In connection with the Separation, the Company generally mirrored the internal control over financial reporting that Ashland established, including the IT infrastructure. During the fourth quarter of fiscal 2016, the Company has transitioned employees and resources from Ashland to form its own financial, administrative, IT and other support systems, with continued oversight within Ashland’s control framework. While most of these transitions were completed prior to September 30, 2016, Valvoline will continuously monitor the effectiveness of its internal control processes, procedures, and controls, and will make refinements as management determines appropriate as full separation occurs.
Other than those changes related to the transition outlined above, there have been no changes to Valvoline’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Valvoline’s independent registered public accounting firm due to a transition period provided by SEC rules for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the caption “Proposal One - Election of Directors for a One-Year Term” in Valvoline’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2016.  See also the list of Valvoline’s executive officers and related information under “Executive Officers of Valvoline” in Part I - Item X in this annual report on Form 10-K.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Governance Principles” in Valvoline’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Shareholder Nominations of Directors” in Valvoline’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Audit Committee Report” regarding Valvoline’s audit committee and audit committee financial experts, as defined under Item 407(d)(4) and (5) of Regulation S-K in Valvoline’s Proxy Statement.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” in Valvoline’s Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions “Compensation of Directors,” “Corporate Governance - Personnel and Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Personnel and Compensation Committee Report on Executive Compensation” in Valvoline’s Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information to appear under the captions “Valvoline Common Stock Ownership of Certain Beneficial Owners,” Valvoline Common Stock Ownership of Directors and Executive Officers of Valvoline” and “Equity Compensation Plan Information” in Valvoline’s Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information to appear under the captions “Corporate Governance – Director Independence and Certain Relationships,” “Corporate Governance - Related Person Transaction Policy,” and “Audit Committee Report” in Valvoline’s Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

There is hereby incorporated by reference the information with respect to principal accounting fees and services to appear under the captions “Audit Committee Report” and “Proposal Two - Ratification of Independent Registered Public Accountants” in Valvoline’s Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1) Financial Statements; and
(2) See Item 15(b) in this annual report on Form 10-K

The consolidated financial statements of Valvoline presented in this annual report on Form 10-K are listed in the index on page F-1.
Schedules other than those listed above have been omitted because they are not required or because the requisite information is shown in Valvoline’s consolidated financial statements or the notes thereto. Separate financial statements of unconsolidated affiliates are omitted because none of these companies constitute significant subsidiaries using the 20% tests when considered individually. Summarized financial information for all unconsolidated affiliates is disclosed in Note 4 of Notes to Consolidated Financial Statements.
(b) Documents required by Item 601 of Regulation S-K

3.1	-
Amended and Restated Articles of Incorporation of Valvoline Inc. (incorporated by reference to Exhibit 3.1 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 19, 2016).

3.2*	-	Amended and Restated By-laws of Valvoline Inc.

4.1	-	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

4.2	-
Indenture dated as of July 20, 2016, among Valvoline Inc. (as successor to Valvoline Finco Two LLC), Ashland Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.10 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

4.3*	-
First Supplemental Indenture dated as of September 26, 2016, among Valvoline Inc., the Guarantors and U.S.
Bank National Association, to the Indenture dated as of July 20, 2016 among Valvoline Finco Two LLC, Ashland Inc. and U.S. Bank National Association, as trustee.

4.4*	-
Registration Rights Agreement dated September 26, 2016, among Valvoline Inc., the Guarantors and Citigroup Global Markets Inc., as representative of the several Initial Purchasers, in respect of the 5.500% Senior Notes due 2024.

4.5	-
Valvoline Inc. 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Valvoline’s Registration Statement on Form S-8 (Filed No. 333-213898) filed on September 30, 2016).

The following Exhibits 10.1 through 10.9 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulations S-K.

10.1*	-	Valvoline Inc. 2016 Deferred Compensation Plan for Employees.

10.2*	-	2016 Valvoline Inc. Incentive Plan.

10.3*	-	Form of (Outside Directors) Restricted Stock Award Agreement under the 2016 Valvoline Inc. Incentive Plan.

10.4*	-	Valvoline Inc. 2016 Non-Qualified Defined Contribution Plan.

10.5*	-	Letter Agreement between Valvoline and David J. Scheve dated October 10, 2016.

10.6*	-	Valvoline Inc. 2016 Deferred Compensation Plan for Non-Employee Directors.

10.7*	-	Amendment to Ashland Inc. Nonqualified Excess Benefit Pension Plan.

10.8*	-	Amendment to the Amended and Restated Ashland Inc. Supplemental Early Retirement Plan for Certain Employees.

10.9*	-	Amendment to Ashland Inc. Nonqualified Excess Benefit Pension Plan.

10.10	-
Credit Agreement dated as of July 11, 2016, among Valvoline Finco One LLC, as Initial Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.9 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

10.11*	-
Amendment No. 1 dated as of September 21, 2016, to Credit Agreement dated as of July 11, 2016, among Valvoline Finco One LLC, as Initial Borrower, The Bank of Nova Scotia, as Administrative Agent; Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto.

10.12	-
Transfer and Administration Agreement dated November 29, 2016, among LEX Capital LLC, Valvoline LLC, and each other entity from time to time party hereto as an Originator, as Originators, PNC Bank, National Association, as the Agent, a Letter of Credit Issuer, a Managing Agent and a Committed Investor, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Managing Agent, an Administrator and a Committed Investor, Gotham Funding Corporation, as a Conduit Investor and a Uncommitted Investor, PNC Capital Markets, LLC, as Structuring Agent and the various investor groups, managing agents, letter of credit issuers and Administrators from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Valvoline’s Form 8-K (File No. 001-37884) filed on December 2, 2016).

10.13	-
Sale agreement, dated as of November 29, 2016, between Valvoline LLC and LEX Capital LLC (incorporated by reference to Exhibit 10.2 to Valvoline Form 8-K (Filed No. 001-37884) filed on December 2, 2016).

10.14	-
Parting Undertaking, dated as of November 29, 2016, by Valvoline Inc. in favor of PNC Bank National Association and the Secured Parties. (incorporated by reference to Exhibit 10.3 to Valvoline’s Form 8-K (Filed No. 001-37884) filed on December 2, 2016.

10.15*	-	Separation Agreement dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc.

10.16*	-	Transition Service Agreement dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc.

10.17*	-	Reverse Transition Service Agreement dated as of September 22, 2016, by and between Valvoline Inc. and Ashland Global Holdings Inc.

10.18*	-	Tax Matters Agreement dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc.

10.19*	-	Employee Matter Agreement dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc.

10.20**	-
Supplier Terms & Conditions Agreement between Valvoline and Genuine Parts Company (NAPA oil), effective as of January 1, 2016 (incorporated by reference to Exhibit 10.7 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on August 23, 2016).

10.21**	-
Supplier Terms & Conditions Agreement between Valvoline and Genuine Parts Company (Valvoline Oil), effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

10.22*	-	Registration Rights Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc.

21*	-	List of Subsidiaries.

23.1*	-	Consent of Ernst & Young LLP.

23.2*	-	Consent of PricewaterhouseCoopers LLP.

24*	-	Power of Attorney.

31.1*	-	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	-
Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
** Confidential treatment previously granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to Valvoline’s application for confidential treatment.
SM     Service mark, Valvoline or its subsidiaries, registered in various countries.
™     Trademark, Valvoline or its subsidiaries, registered in various countries.
†    Trademark owned by a third party.

Upon written or oral request, a copy of the above exhibits will be furnished at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer
Date: December 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on December 19, 2016.

Signatures	Capacity
/s/ Samuel J. Mitchell, Jr.	Chief Executive Officer and Director
Samuel J. Mitchell, Jr.	(Principal Executive Officer)
/s/ Mary E. Meixelsperger	Chief Financial Officer
Mary E. Meixelsperger	(Principal Financial Officer)
/s/ David J. Scheve	Controller
David J. Scheve	(Principal Accounting Officer)

*	Non-Executive Chairman and Director
William A. Wulfsohn
*	Director
Richard J. Freeland
*	Director
Stephen F. Kirk
*	Director
Stephen E. Macadam
*	Director
Vada O. Manager
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	December 19, 2016

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Valvoline Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valvoline Inc. and Consolidated Subsidiaries as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Cincinnati, Ohio
December 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Valvoline Inc. and Consolidated Subsidiaries:

In our opinion, the consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for the year ended September 30, 2014 present fairly, in all material respects, the results of operations and cash flows of Valvoline Inc. and its consolidated subsidiaries for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Cincinnati, OH
May 31, 2016, except for the effects of the reorganization of entities under common control discussed in Note 1 to the consolidated financial statements, as to which the date is December 19, 2016

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30

(In millions except per share amounts)	2016	2015	2014
Sales	$1,929	$1,967	$2,041
Cost of sales	1,168	1,282	1,409
Gross profit	761	685	632

Selling, general and administrative expense	270	291	303
Corporate expense allocation	79	79	95
Equity and other income	19	8	30
Operating income	431	323	264

Net interest and other financing expense	9	—	—
Net loss on acquisition and divestiture	(1)	(26)	—
Income before income taxes	421	297	264
Income tax expense	148	101	91
Net income	$273	$196	$173

PER SHARE DATA
Net income per common share
Basic	$1.33	$0.96	$0.84
Diluted	$1.33	$0.96	$0.84

Weighted average common shares outstanding
Basic	205	205	205
Diluted	205	205	205

COMPREHENSIVE INCOME (LOSS)
Net income	$273	$196	$173
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	8	(34)	(12)
Pension and postretirement obligation adjustment	(1)	—	—
Other comprehensive income (loss)	7	(34)	(12)
Comprehensive income	$280	$162	$161

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets	At September 30

(In millions except per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$172	$—
Accounts receivable, net of allowance of $5 in 2016 and $4 in 2015	363	335
Inventories	139	125
Other assets	56	17
Total current assets	730	477
Noncurrent assets
Property, plant and equipment
Cost	727	628
Accumulated depreciation	403	374
Net property, plant and equipment	324	254
Goodwill and intangibles	267	171
Equity method investments	26	29
Deferred income taxes	389	8
Other assets	89	39
Total noncurrent assets	1,095	501
Total assets	$1,825	$978

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$19	$—
Trade and other payables	177	174
Accrued expenses and other liabilities	204	125
Total current liabilities	400	299
Noncurrent liabilities
Long-term debt	724	—
Employee benefit obligations	886	13
Deferred income taxes	2	24
Other liabilities	143	25
Total noncurrent liabilities	1,755	62
Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized 205 shares issued and outstanding at 2016; no shares issued and outstanding at 2015	2	—
Paid-in capital	710	—
Parent company investment	(1,039)	678
Accumulated other comprehensive loss	(3)	(61)
Total stockholders’ (deficit) equity	(330)	617
Total liabilities and stockholders’ (deficit) equity	$1,825	$978

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Equity
	Common Stock			Accumulated Other Comprehensive (Loss) Income	Parent Company Investment	Total
(In millions)	Shares	Amount	Paid-In Capital
Balance at September 30, 2013	—	$—	$—	$(15)	$699	$684
Net income	—	—	—	—	173	173
Currency translation adjustments	—	—	—	(12)	—	(12)
Net transfers to Parent	—	—	—	—	(121)	(121)
Balance at September 30, 2014	—	—	—	(27)	751	724
Net income	—	—	—	—	196	196
Currency translation adjustments, net of tax of ($1)	—	—	—	(34)	—	(34)
Net transfers to Parent	—	—	—	—	(269)	(269)
Balance at September 30, 2015	—	—	—	(61)	678	617
Net income	—	—	—	—	273	273
Net transfers to Parent	—	—	—	—	(1,500)	(1,500)
Contribution of net liabilities from Parent	—	—	—	51	(490)	(439)
Issuance of common stock to Parent and in connection with initial public offering, net of offering costs	205	2	710	—	—	712
Currency translation adjustments, net of tax of $2	—	—	—	8	—	8
Amortization of pension and postretirement prior service credits in income	—	—	—	(1)	—	(1)
Balance at September 30, 2016	205	$2	$710	$(3)	$(1,039)	$(330)

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows	Years ended September 30
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income	$273	$196	$173
Adjustments to reconcile to cash flows from operations
Depreciation and amortization	38	38	37
Debt issuance cost amortization	4	—	—
Deferred income taxes	13	(9)	(16)
Equity income from affiliates	(12)	(12)	(10)
Distributions from affiliates	16	18	7
Net loss on acquisition and divestiture	1	26	—
Impairment of equity investment	—	14	—
Pension contributions	(2)	—	—
(Gain) loss on Valvoline pension plan and other postretirement plan remeasurements	(42)	2	1
Change in assets and liabilities (a)
Accounts receivable	(17)	53	(31)
Inventories	(4)	(6)	8
Trade and other payables	(49)	(7)	(8)
Accrued expenses and other liabilities	54	9	(11)
Other assets and liabilities	38	8	20
Total cash provided by operating activities	311	330	170
Cash flows from investing activities
Additions to property, plant and equipment	(66)	(45)	(37)
Proceeds from disposal of property, plant and equipment	1	1	1
Purchase of operations, net of cash acquired	(83)	(5)	(2)
Proceeds from sale of operations	—	23	—
Total cash used by investing activities	(148)	(26)	(38)
Cash flows from financing activities
Net transfers to Parent	(1,504)	(304)	(132)
Cash contributions from Parent	60	—	—
Proceeds from initial public offering, net of offering costs of $40	719	—	—
Proceeds from borrowings, net of issuance costs of $15	1,372	—	—
Repayments on borrowings	(637)	—	—
Total cash provided by (used in) financing activities	10	(304)	(132)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—	—
Increase in cash and cash equivalents	172	—	—
Cash and cash equivalents - beginning of year	—	—	—
Cash and cash equivalents - end of year	$172	$—	$—

Supplemental disclosures
Interest paid	$—	$—	$—
Income taxes paid	17	—	—

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business

Valvoline Inc. (“Valvoline” or the “Company”) is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. Valvoline also operates a retail quick lube service chain through Valvoline Instant Oil Change (“VIOC”), which provides service through 1,068 franchised and company-owned stores. Valvoline was incorporated in May 2016 and at September 30, 2016 is a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland” or "Parent").

Formation of the Company and Initial Public Offering

On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses (the “Separation”). Following a series of restructuring steps, prior to the initial public offering (“IPO”) of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline Inc. such that the Valvoline business includes substantially all of the historical Valvoline business reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline by Ashland. The largest transferred liabilities are the net pension and other postretirement plan liabilities. Other transferred assets and liabilities primarily consist of deferred compensation, certain Ashland legacy business insurance reserves, tax attributes, and certain trade payables. Additionally, any deferred tax assets and liabilities that relate specifically to these assets and liabilities have been transferred to Valvoline, as well as certain other tax liabilities and indemnities as a result of the Tax Matters Agreement entered into between Ashland and Valvoline. The contribution of the Valvoline business by Ashland to Valvoline Inc. was treated as a reorganization of entities under common Ashland control. As a result, Valvoline is retrospectively presenting the consolidated financial position and results of operations of Valvoline Inc. and its subsidiaries for all periods presented.

Key elements of the Separation of Valvoline from Ashland’s other businesses include the following:

•
During July 2016, Valvoline completed its issuance of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million. The net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts) were transferred to Ashland. See Note 9 of Notes to Consolidated Financial Statements.

•
On September 19, 2016 Valvoline Inc. amended and restated its articles of incorporation and by-laws. Among other changes, the amendment and restatement increased Valvoline’s authorized capital stock to 440 million shares, consisting of (1) 40 million shares of preferred stock, having no par value, and (2) 400 million shares of common stock, par value $0.01 per share.

•
On September 26, 2016 Valvoline incurred $875 million in new indebtedness under a credit agreement that provides for an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan A facility and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). Valvoline fully drew on the term loan A facility, receiving approximately $865 million (after deducting fees and expenses) and borrowed $137 million under the revolving credit facility. These proceeds were transferred to Ashland. See Note 9 of Notes to Consolidated Financial Statements.

•
On September 28, 2016 Valvoline completed the IPO and sold 34.5 million shares of common stock, including 4.5 million shares pursuant to the underwriters’ option to purchase additional shares, at a price to the public of $22.00 per share. The total net proceeds, net of underwriting discounts and other expenses, received from the IPO were approximately $712 million. Valvoline used these net proceeds to repay $500 million of the outstanding amounts on the term loan facility, to repay $137 million of the outstanding amounts on the revolving credit facility, and retained approximately $75 million for general corporate purposes. As of September 30, 2016, Ashland owned 170 million shares of Valvoline common stock, representing approximately 83% of the total outstanding shares of Valvoline common stock.

Ashland presently intends to distribute the remaining shares of Valvoline common stock to Ashland’s stockholders following the release of second fiscal quarter of 2017 financial results by both Ashland and Valvoline (the “Stock Distribution”). Immediately following the Stock Distribution, Ashland shareholders will own shares of both Ashland and Valvoline. The Stock Distribution is expected to be tax-free for Ashland shareholders. The Stock Distribution is subject to final Ashland board approval as well as the satisfaction or waiver by Ashland of a number of conditions. Ashland may determine not to complete the Separation if, at any time, the
Board of Directors of Ashland determines, in its sole and absolute discretion, that the Stock Distribution is not in the best interest of Ashland or its stockholders or is otherwise not advisable.
During 2016, Valvoline recognized separation costs of $6 million, which are primarily related to transaction and legal fees. Separation costs are recorded within the selling, general and administrative expense caption of the Consolidated Statements of Comprehensive Income.
Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission regulations. The financial statements are presented on a consolidated basis for all periods presented and include the accounts of the Company and its majority-owned subsidiaries.  All intercompany transactions and balances within Valvoline have been eliminated in consolidation.  Additionally, certain prior period data has been reclassified in the consolidated financial statements and accompanying notes to conform to the current period presentation, which includes the adoption of new accounting guidance during the current year related to the classification as noncurrent of all deferred tax assets and liabilities in the Consolidated Balance Sheets.

The financial statements for periods presented prior to IPO were prepared as if Valvoline had operated on a stand-alone basis and include the historical results of operations, financial position and cash flows of the Valvoline unincorporated commercial unit derived from the consolidated financial statements and accounting records of Ashland. For periods prior to the IPO, the financial statements include the recognition of certain assets and liabilities that were recorded at the Ashland corporate level but which were specifically identifiable or otherwise attributable to Valvoline. For periods following the IPO, Valvoline was transferred various assets and liabilities from Ashland at carry-over (historical cost) basis as noted above.
All transactions and balances between Valvoline and Ashland have been reported in the consolidated financial statements. For periods prior to the IPO, these transactions were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from Ashland’s centralized cash management system are reflected as a component of Parent company investment on the Consolidated Balance Sheets and as a financing activity within the accompanying Consolidated Statements of Cash Flows. In the Consolidated Statements of Stockholders’ Equity, the Parent Company Investment represents the cumulative net investment by Ashland in Valvoline through IPO, including net income and net cash transfers to and from Ashland. Valvoline retained earnings from IPO through September 30, 2016 were not material and accordingly, were not separately presented in the Consolidated Balance Sheets or Consolidated Statements of Stockholders’ Equity.

Prior to the completion of the IPO, Valvoline utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to Valvoline. Such expenses represent costs related, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources, stock incentive plans and other services. These costs, together with an allocation of Ashland overhead costs, are included within the corporate expense allocation caption in the Consolidated Statements of Comprehensive Income. Where it was possible to specifically attribute such expenses to activities of Valvoline, these amounts have been charged or credited directly to Valvoline without allocation or apportionment. Allocation of all other such expenses is based on a reasonable reflection of the utilization of service provided or benefits received by Valvoline during the periods presented on a consistent basis, such as headcount, square footage, tangible assets or sales. However, the allocations of these shared expenses may not represent the amounts that would have been incurred had Valvoline operated autonomously or independently from Ashland. Actual costs that would have been incurred if Valvoline had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure. Upon completion of the IPO, Valvoline assumed responsibility for the costs of these functions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Valvoline’s significant accounting policies, which conform to U.S. GAAP and are applied on a consistent basis in all years presented, except as indicated, are described below.

Use of estimates, risks and uncertainties

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill), sales deductions, employee benefit obligations and income taxes.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Cash and cash equivalents

All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents.

The Company had $12 million of cash equivalents at September 30, 2016, which are considered level 1 fair value measurements. The carrying value of the cash equivalents approximates fair value because of the short-term maturity of those instruments.

Accounts receivable and allowance for doubtful accounts

Valvoline records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Valvoline estimates the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the financial health of its customers, macroeconomic conditions, past transaction history with the customer and changes in customer payment terms. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collections efforts have been exhausted and/or any legal action taken by the Company has concluded.

For periods prior to the IPO and as part of the centralized cash management program with Ashland, Valvoline participated in an accounts receivable securitization facility beginning in 2012 that allowed Ashland to sell, on an ongoing basis, certain of its qualifying accounts receivable, certain related assets and the right to the collections on those accounts receivable to CVG Capital III, LLC (“CVG”), a wholly-owned special purpose subsidiary of Ashland. Valvoline’s participation was a result of Ashland’s centralized approach to cash management, and transfers under the facility were recorded as secured borrowings by Ashland with the receivables sold pursuant to the facility included in the Consolidated Balance Sheets as accounts receivable. In connection with the Separation, no amounts were outstanding under this facility as of September 30, 2016 as Valvoline no longer participated in the Ashland program. At September 30, 2015, the outstanding amount of accounts receivable sold by Ashland to CVG for Valvoline’s participating receivables in the facility was $235 million.

During 2014, Ashland entered into an agreement to sell accounts receivable for a Valvoline customer in the form of drafts or bills of exchange to a financial institution. Each draft constitutes an order to pay for obligations of the customer to Ashland arising from the sale of goods by Ashland to the customer. As the intention of the arrangement is to decrease the amount of time accounts receivable is outstanding and increase cash flows for Ashland through its centralized cash management function. The outstanding amount of drafts sold by Ashland to the financial institution was $29 million and $41 million as of September 30, 2016 and 2015, respectively.

Inventories

Inventories are carried at the lower of cost or market value.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain lubricants with a replacement cost of $68 million at September 30, 2016 and $63 million at September 30, 2015 are valued at cost using the last-in, first-out (“LIFO”) method.  See Note 5 for further information.

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Buildings are depreciated principally over 5 to 35 years and machinery and equipment principally over 5 to 15 years.  Such costs are periodically reviewed for recoverability when impairment indicators are present and are conducted at the lowest identifiable level of cash flows.  Such indicators could include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of asset groups of property, plant and equipment, that are not expected to be recovered through undiscounted future net cash flows, are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Goodwill and other intangible assets

Valvoline tests goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred.  This annual assessment consists of Valvoline determining each reporting unit’s current fair value compared to its current carrying value. Valvoline’s reporting units are Core North America, Quick Lubes, and International.

With respect to goodwill, Valvoline performs either a qualitative or quantitative evaluation for each of its reporting units. Factors considered in the qualitative test include reporting unit specific operating results as well as new events and circumstances impacting the operations of the reporting units. For the quantitative test utilized in 2016, the Company assesses goodwill for impairment by comparing the carrying value of its reporting units to their respective fair values and reviewing the Company’s market value of invested capital. The Company determines the fair value of its reporting units using a combination of income and market-based approaches and incorporates assumptions it believes marketplace participants would utilize.

Finite-lived intangible assets principally consist of certain trademarks and trade names, intellectual property, and customer lists. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 3 to 5 years, intellectual property over 10 years and customer relationships over 10 to 20 years. Valvoline reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and any not expected to be recovered through undiscounted future net cash flows are written down to current fair value. For further information on goodwill and other intangible assets, see Note 7.

Equity method investments

Investments in joint ventures where Valvoline has the ability to exert significant influence are accounted for under the equity method of accounting. As of September 30, 2016 and 2015 Valvoline’s investments in these assets were $26 million and $29 million, respectively.

Revenue recognition

Sales generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured.  Valvoline reports all sales net of tax assessed by qualifying governmental authorities. Certain shipping and handling costs paid by the customer are recorded in sales, while those costs paid by Valvoline are recorded in cost of sales. Franchise revenue is also included within sales and was $24 million, $22 million, and $20 million during 2016, 2015, and 2014, respectively.

Sales rebates and discounts, consisting primarily of promotional rebates and customer pricing discounts, are offered through various programs to customers. Sales are recorded net of these rebates and discounts totaling $388 million, $345 million and $322 million in the Consolidated Statements of Comprehensive Income for September 30, 2016, 2015 and 2014, respectively. Sales rebates and discounts are recognized as incurred, generally at the time of the sale, or over the term of the sales contract. Valvoline bases its estimates on historical rates of customer discounts and rebates as well as the specific identification of discounts and rebates expected to be realized.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs.  Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, and administrative costs, other than allocated corporate charges from Ashland, which have been separately identified in the corporate overhead allocation within the Consolidated Statements of Comprehensive Income.  Advertising costs ($58 million in 2016, $56 million in 2015 and $56 million in 2014) and research and development costs ($13 million in 2016 and $11 million in both 2015 and 2014) are expensed as incurred.

Income taxes

For the periods prior to full separation of Valvoline from Ashland, Valvoline’s operating results will be included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries. The income tax provision in these Consolidated Statements of Comprehensive Income has been calculated as if Valvoline was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the deferred assets or liabilities are expected to be settled or realized. Valuation allowances are established when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.
Valvoline’s Consolidated Balance Sheets reflect assumptions regarding the expected manner of the Stock Distribution of the Company that would result in Ashland retaining certain tax attributes in a number of jurisdictions. As a result, the tax attributes that Ashland would retain in these jurisdictions have been eliminated from the Valvoline Consolidated Balance Sheets. The income tax impact of these items has been reflected in the Consolidated Statements of Comprehensive Income, with a corresponding offset to Parent company investment. For additional information on income taxes, see Note 11.

Pension plans and other postretirement benefits

At September 30, 2016, qualifying employees participate in specific Valvoline sponsored defined-benefit pension plans, which typically provide pension payments based on an employee’s length of service and compensation during the years immediately preceding retirement or have a cash balance design. The majority of U.S. pension plans have been closed to new participants since January 1, 2011 and, effective September 30, 2016, the accrual of pension benefits for participants were frozen. In addition, most foreign pension plans are closed to new participants while those that remain open relate to areas where local laws require plans to operate within the applicable country. Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries.

At September 30, 2016, certain qualifying retired or disabled employees participate in health care and life insurance plans sponsored by Valvoline, which typically provide retiree life insurance and medical care benefits.  During March 2016, the other postretirement benefit plans were amended to reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively.

The funded status of Valvoline’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date (“mark-to-market accounting”). The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The measurement of the benefit obligation is based on estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. Pension and other postretirement benefits adjustments charged directly to cost of sales that are applicable to inactive participants are excluded from inventoriable costs. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other. For purposes of the stand-alone financial statements of Valvoline, Valvoline’s portion of these costs has been reflected in the Consolidated Statements of Comprehensive Income within cost of sales or selling, general and administrative expenses.

Valvoline Stand-alone Defined Benefit Pension Plans

Valvoline has certain defined benefit pension plans that are specifically designated only for Valvoline employees throughout all periods presented within these consolidated financial statements. The net funded status of these Valvoline defined benefit pension plans is recognized in the Consolidated Balance Sheets.

Valvoline Participation in former Ashland Sponsored Plans

As part of the initial separation from Ashland, a significant portion of Ashland’s net unfunded pension and other postretirement plan liabilities, of which a substantial portion related to U.S. qualified and non-qualified pension plans, was transferred to Valvoline.

Prior to the transfer of certain pension and other postretirement liabilities to Valvoline, the Company accounted for its participation in the Ashland sponsored defined benefit pension and other postretirement plans as a participation in a multi-employer plan within the consolidated financial statements.  Under this method of accounting, Valvoline recognized its allocated portion of net periodic benefit cost but did not report a liability beyond the contributions due and unpaid to the plans.  Therefore, no assets or liabilities relative to these benefit plans have been included in the Consolidated Balance Sheet at September 30, 2015. Amounts recognized in the Consolidated Statements of Comprehensive Income for multi-employer defined benefit and other postretirement benefit plans include an allocation to Valvoline on a ratable basis of the net actuarial gains and losses on an annual basis or whenever a plan was determined to qualify for remeasurement.

As a result of the transfer of pension and other postretirement liabilities from Ashland to Valvoline, Valvoline assumed full responsibility as plan sponsor for these plans.  From the point of transfer, Valvoline accounts for the plans as single-employer plans under mark-to-market accounting, recognizing the full amount of any costs or gains, including the net actuarial gains and losses recognized upon remeasurement. The net funded status of these plans is recognized in the Consolidated Balance Sheets once the net obligations were transferred to Valvoline by Ashland.

For further information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note 12.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
Valvoline partially insures its workers’ compensation claims and other general business insurance needs. Prior to the IPO, Ashland charged Valvoline for the applicable portion of costs. As part of the Separation, Valvoline was transferred certain active and legacy Ashland insurance reserves. Valvoline records accrued liabilities related to these costs based upon specific claims filed and loss development factors, which contemplate a number of factors including claims history and expected trends. These loss development factors are developed in consultation with external actuaries.

Fair Value Measurements

Valvoline uses applicable guidance for defining fair value, the initial recording and periodic remeasurement of certain assets and liabilities measured at fair value and related disclosures for instruments measured at fair value. Fair value accounting guidance establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. Valvoline measures assets and liabilities using inputs from the following three levels of fair value hierarchy:

Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect Valvoline’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include Valvoline’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived through the use of fair value models, such as a discounted cash flow model or other standard pricing models that Valvoline deems reasonable.

Foreign currency translation

Operations outside the United States are measured primarily using the local currency as the functional currency.  Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates.  Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive loss and are included in net earnings only upon sale or substantial liquidation of the underlying foreign subsidiary or affiliated company. For periods prior to IPO, the Consolidated Balance Sheet does not reflect derivative instruments entered into by Ashland to hedge variations in foreign currency for Valvoline results due to the centralized treasury function utilized by Ashland on behalf of its subsidiaries. Derivative instruments entered into by Valvoline following the IPO in late September 2016 had an immaterial impact on the consolidated financial statements.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock awards. For all periods presented, basic and diluted earnings per share were the same, as no potentially dilutive securities were outstanding. While there were no shares outstanding prior to Valvoline’s IPO, per share calculations have been provided for comparability purposes utilizing the September 30, 2016 number of shares outstanding for all periods.

New accounting pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on eight specific cash flow classification issues. The amendments in this guidance will become effective retrospectively for Valvoline on October 1, 2018. Early adoption is permitted in any interim or annual period. Valvoline is currently evaluating the impact this guidance may have on Valvoline’s consolidated financial statements.

In March 2016, the FASB issued new accounting guidance for certain aspects of share-based payments to employees. This guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized as income tax expense in the income statement instead of additional paid in capital, and changes the classification of excess tax benefits from a financing activity to an operating activity within the statement of cash flows. This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Lastly, this guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for equity classification and requires that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity within the statement of cash flows. The guidance will become effective for Valvoline on October 1, 2017. Valvoline expects to issue share-based payments to employees in future periods and is currently evaluating the impact this guidance may have on Valvoline’s consolidated financial statements.

In February 2016, the FASB issued new accounting guidance related to lease transactions. The main objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. The presentation of the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows is largely unchanged under this guidance. This guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The guidance will become effective for Valvoline on October 1, 2019. Valvoline is currently evaluating the impact this guidance will have on Valvoline’s consolidated financial statements.

In January 2016, the FASB issued accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The main objective of this guidance is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance will become effective for Valvoline on October 1, 2018. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted as of the beginning of the fiscal year of adoption. Valvoline is currently evaluating the impact this guidance may have on Valvoline’s consolidated financial statements.

In November 2015, the FASB issued accounting guidance requiring all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. During 2016, Valvoline adopted this new guidance and applied it retrospectively to the September 30, 2015 Consolidated Balance Sheet. The impact of this new guidance within this statement resulted in the reclassification of $8 million of net current deferred taxes to noncurrent deferred tax assets.

In July 2015, the FASB issued accounting guidance to simplify the subsequent measurement of certain inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. This guidance will become effective prospectively for Valvoline on October 1, 2017, with early adoption permitted. Valvoline is currently evaluating the new accounting standard and the impact this new guidance will have on Valvoline’s consolidated financial statements.

In April 2015, the FASB issued accounting guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Cloud computing arrangements represent the delivery of hosted services over the internet which includes software, platforms, infrastructure and other hosting arrangements. Under the guidance, customers that gain access to software in a cloud computing arrangement account for the software as internal-use software only if the arrangement includes a software license. This guidance will become effective prospectively for Valvoline on October 1, 2016.

In April 2015 and August 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented retrospectively in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this amendment. Valvoline did not have debt issuance costs as of September 30, 2015, and as a result of electing to early adopt this guidance, $9 million of debt issuance costs were presented as long-term debt as of September 30, 2016.

In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. This guidance becomes effective for Valvoline on October 1, 2018. Valvoline is currently evaluating the new accounting standard and the available implementation options the standard allows as well as the impact this new guidance will have on Valvoline’s consolidated financial statements.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Oil Can Henry’s

On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry’s), which was the 13th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, 47 of which were company-owned and 42 of which were franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.

The total purchase price, net of cash acquired, for the acquisition of Oil Can Henry’s within the Quick Lubes reportable segment was $62 million. The following table summarizes the preliminary values of the assets acquired and liabilities assumed at the date of acquisition.

Purchase price allocation (in millions)	Estimated Fair Value
Assets:
Accounts receivable	$1
Inventory	1
Property, plant and equipment	4
Goodwill	83
Intangible assets	2
Other noncurrent assets	2
Liabilities:
Trade and other payables	(1)
Accrued expenses and other liabilities	(10)
Debt	(11)
Other noncurrent liabilities	(9)
Total purchase price	$62

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition of Oil Can Henry’s. None of the goodwill is expected to be deductible for income tax purposes.

From the date of acquisition through September 30, 2016, the total revenue for Oil Can Henry’s company-owned and franchise locations totaled $34 million with operating income of $2 million.

Other Quick Lubes Acquisitions

During 2016, Valvoline acquired 15 locations within the Quick Lubes reportable segment through five acquisitions. The aggregate purchase price of $17 million was allocated primarily to property, plant and equipment and goodwill.

At September 30, 2016, the Company was in the process of completing an acquisition for 5 locations within the Quick Lubes reportable segment. The Company paid $4 million related to this acquisition, which closed on October 3, 2016.

During 2015, Valvoline acquired three locations within the Quick Lubes reportable segment. The purchase price of $5 million was allocated primarily to property, plant and equipment and goodwill.

Car Care Products

During 2015, Ashland entered into a definitive sale agreement to sell Valvoline’s car care product assets within the Core North America reportable segment for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. Prior to the sale, Valvoline recognized a loss of $26 million before tax in 2015 to recognize the assets at fair value less cost to sell, using Level 2 nonrecurring fair value measurements. The loss is reported within the net loss on divestiture caption within the Consolidated Statements of Comprehensive Income. The transaction closed on June 30, 2015 and Valvoline received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital amounts.

The sale of Valvoline’s car care product assets did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Valvoline’s operations and financial results.

Venezuela Equity Method Investment

During 2015, Valvoline sold the equity method investment in Venezuela within the International reportable segment. Prior to the sale, Valvoline recognized a $14 million impairment in 2015, for which there was no tax effect, using Level 2 nonrecurring fair value measurements within the equity and other income caption of the Consolidated Statements of Comprehensive Income.

Valvoline’s decision to sell the equity investment and the resulting impairment charge recorded during 2015 is reflective of the continued devaluation of the Venezuelan currency (bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the fiscal year. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the equity method investee’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Valvoline’s ability to conduct normal business operations through the joint venture arrangement. Valvoline determined this divestiture did not represent a strategic shift that had or will have a major effect on Valvoline’s operations and financial results, and thus it did not qualify for discontinued operations treatment.

NOTE 4 – EQUITY METHOD INVESTMENTS

Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in the consolidated financial statements.  The results of operations and amounts recorded by Valvoline as of and for the years ended September 30, 2016, 2015 and 2014 include results for the Valvoline equity method investment within Venezuela prior to its divestiture in 2015. See Note 3 for further information on this divestiture in 2015. Valvoline has a 50% interest in joint ventures with Cummins in India and China and smaller joint ventures in select countries in Latin America and Asia.

At September 30, 2016 and 2015, Valvoline’s stockholders’ (deficit) equity included $26 million and $30 million, respectively, of undistributed earnings from affiliates accounted for on the equity method. The summarized financial information for all companies accounted for on the equity method by Valvoline is as of and for the years ended September 30, 2016, 2015 and 2014, respectively.

(In millions)	2016	2015	2014
Financial position
Current assets	$86	$80
Current liabilities	(55)	(48)
Working capital	31	32
Noncurrent assets	24	25
Noncurrent liabilities	(2)	(1)
Stockholders’ equity	$53	$56
Results of operations
Sales	$255	$275	$300
Income from operations	46	48	40
Net income	23	24	22
Amounts recorded by Valvoline
Investments and advances	$26	$29	$44
Equity income (loss) (a)	12	(2)	10
Distributions received	16	18	7

(a) 2015 includes a $14 million impairment of the equity method investment in Venezuela as further discussed in Note 3.

NOTE 5 – INVENTORIES

Inventories are carried at the lower of cost or market value.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain lubricants with a replacement cost of $68 million at September 30, 2016 and $63 million at September 30, 2015 are valued at cost using the last-in, first-out (LIFO) method.

The following summarizes Valvoline’s inventories in the Consolidated Balance Sheets as of September 30:

(In millions)	2016	2015
Finished products	$149	$136
Raw materials, supplies and work in process	21	22
LIFO reserves	(29)	(31)
Excess and obsolete inventory reserves	(2)	(2)
	$139	$125

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2016	2015
Land	$50	$47
Buildings (a)	216	200
Machinery and equipment	382	362
Construction in progress	79	19
Total property, plant and equipment (gross)	727	628
Accumulated depreciation (b)	(403)	(374)
Total property, plant and equipment (net)	$324	$254

(a)	Includes $7 million and $5 million of capitalized leases as of September 30, 2016 and September 30, 2015, respectively.

(b)	Includes $2 million for capitalized leases as of September 30, 2016 and September 30, 2015.

The following table summarizes property, plant and equipment charges included within the Consolidated Statements of Comprehensive Income.

(In millions)	2016	2015	2014
Depreciation (includes capital leases)	$38	$38	$37

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Valvoline performed a goodwill impairment assessment for each reporting unit during 2016, 2015, and 2014. and upon completion of these assessments, noted no impairment. The estimated fair value of each reporting unit was significantly in excess of its carrying value.

The following is a progression of goodwill by reportable segment for the years ended September 30, 2016 and 2015.

(In millions)	Core North America	Quick Lubes	International	Total
Balance at September 30, 2014	$90	$38	$40	$168
Acquisitions (a)	—	3	—	3
Divestitures	(1)	—	—	(1)
Balance at September 30, 2015	89	41	40	170
Acquisitions (a)	—	94	—	94
Balance at September 30, 2016	$89	$135	$40	$264

(a)	Relates largely to the Oil Can Henry acquisition in 2016 (see Note 3 for additional information) and other smaller Quick Lubes acquisitions in 2016 and 2015.

Other intangible assets
Refer to the below for a summary of intangible assets as of September 30:

(In millions)	2016			2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$1	$—	$1	$—	$—	$—
Customer relationships	3	(2)	1	3	(2)	1
Other intangibles	1	—	1	—	—	—
Total definite-lived intangible assets	$5	$(2)	$3	$3	$(2)	$1

Amortization expense recognized on intangible assets was less than $1 million for all periods presented and is primarily included in the selling, general and administrative expense caption of the Consolidated Statements of Comprehensive Income. As of September 30, 2016, all of Valvoline’s intangible assets that had a carrying value were being amortized. Estimated amortization expense for future periods is $1 million in 2017 and 2018, with immaterial amounts expected in 2019, 2020 and 2021. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE 8 – OTHER NONCURRENT ASSETS AND CURRENT AND NONCURRENT LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30:

(In millions)	2016	2015
Non-qualified benefit plan investments (a)	$34	$—
Notes receivable from customers	26	17
Customer incentive programs	16	19
Other	13	3
	$89	$39

(a)	The fair value of these investments are based on Level 1 inputs within the fair value hierarchy. See Note 2 for further discussion of fair value measurements.

The following table provides the components of accrued expenses and other liabilities in the Consolidated Balance Sheets as of September 30:

(In millions)	2016	2015
Sales deductions and rebates	$67	$44
Accrued pension and other postretirement plans	24	—
Incentive compensation	21	20
Accrued vacation	18	15
Accrued taxes (excluding income taxes)	14	16
Accrued payroll	9	6
Accrued interest	4	—
Other current taxes payable	5	10
Other	42	14
	$204	$125

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30:

(In millions)	2016	2015
Obligations to Parent (a)	$71	$—
Reserves related to workers’ compensation and general liability	25	14
Accrued tax liabilities	—	5
Deferred compensation	8	—
Unfavorable leasehold interest	7	—
Capitalized lease obligations	6	4
Other	26	2
	$143	$25

(a)
Principally includes amounts due to Ashland under the terms of the Tax Matters Agreement further described in Note 11.  Under the Tax Matters Agreement, amounts due to Ashland include the value of certain tax attributes as well as amounts payable to Ashland for various uncertain tax positions and tax-related indemnification obligations.

NOTE 9 – DEBT

The following table summarizes Valvoline’s current and long-term debt at September 30, 2016:

(In millions)
Senior Notes	$375
Term Loan A	375
Revolver	—
Other (a)	(7)
Total debt	$743
Current portion of long-term debt	19
Long-term debt	$724

(a) Other includes $9 million of debt issuance cost discounts in 2016 and $2 million of debt acquired through acquisitions.
At September 30, 2016, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $752 million, compared to a fair value of $771 million.  Borrowings under the Term Loans are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes is based on quoted market prices, which are Level 1 inputs within the fair value hierarchy. See Note 2 for additional information on fair value measurements.

In connection with these financing transactions, Valvoline deferred approximately $17 million in debt issuance costs, of which approximately $4 million of amortization was accelerated and recognized in net interest and other financing expense in the Consolidated Statements of Comprehensive Income as a result of the repayment on the senior secured term loan facility.  Of the remaining deferred debt issuance costs, approximately $3 million is related to the Revolver, which had no outstanding balance at September 30, 2016, and is therefore recorded in other noncurrent assets on the Consolidated Balance Sheets. The remaining balance of debt issuance costs is amortized over the term of the respective arrangements using the effective interest method.

Senior Credit Agreement
The 2016 Senior Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), comprised of (i) a five-year $875 million term loan A facility (“Term Loans”) and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”).
On September 26, 2016, Valvoline borrowed the full $875 million available under the Term Loans, resulting in approximately $865 million of net proceeds (after deducting fees and expenses). On September 27, 2016, Valvoline borrowed $137 million under the Revolver. The net proceeds of these borrowings under the Term Loans and Revolver were transferred to Ashland. On September 28, 2016, Valvoline used $637 million of the net proceeds received from the IPO to repay $500 million of the $875 million outstanding under the Term Loans and the full $137 million balance outstanding under the Revolver. The 2016 Credit Facilities are guaranteed by Valvoline’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries), and are secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Valvoline and the guarantors, including all or a portion of the equity interests of certain of Valvoline’s domestic subsidiaries and first-tier foreign subsidiaries. The 2016 Credit Facilities may be prepaid at any time without premium.
At Valvoline’s option, the loans issued under the 2016 Senior Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans initially bore interest at LIBOR plus 2.375% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 1.375%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.500% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.500% per annum and the alternate base rate plus 1.500% annum), based upon Valvoline’s corporate credit ratings or the consolidated first lien net leverage ratio (as defined in the 2016 Senior Credit Agreement).
The 2016 Senior Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively.
As of September 30, 2016, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement. As of September 30, 2016, there were no amounts outstanding on the Revolver. Total borrowing capacity remaining under the 2016 Senior Credit Agreement was $435 million, due to a reduction of $15 million for letters of credit at September 30, 2016.
Senior Notes
During July 2016, Valvoline completed its issuance of 5.500% senior unsecured notes due 2024 (“2024 Notes”) with an aggregate principal amount of $375 million. The 2024 Notes were initially unsecured obligations of Valvoline and were initially guaranteed on an unsubordinated unsecured basis by Ashland (“Ashland Guarantee”). The net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts) were transferred to Ashland. Upon completing the initial phase of the Separation of Valvoline from Ashland, the Ashland Guarantee was automatically released.
The 2024 Notes contain customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the 2024 Notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2024 Notes from the holders thereof. The 2024 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the indentures governing the Senior Notes.

Long-term Debt Maturities
The future estimated maturities of long-term debt, excluding debt issuance costs, are as follows:

(In millions)
Year ending September 30
2017	$19
2018	19
2019	37
2020	38
2021	263
Thereafter	376
Total	$752

NOTE 10 – LEASE COMMITMENTS

Valvoline and its subsidiaries are lessees of office buildings, retail outlets, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under leasing agreements that expire at various dates.  Capitalized lease obligations are primarily included in other noncurrent liabilities while capital lease assets are included in property, plant and equipment.

Future minimum rental payments for operating leases was as follows:

(In millions)
Year ending September 30	Minimum lease payments
2017	$22
2018	20
2019	17
2020	14
2021	13
Thereafter	69
Total future minimum lease payments (a)	$155

(a) Minimum payments have not been reduced by minimum sublease rentals of $4 million due in the future under noncancelable subleases.

Rental expense under operating leases for operations was as follows:

(In millions)	2016	2015	2014
Minimum rentals (including rentals under short-term leases)	$15	$12	$14
Contingent rentals	2	2	3
Sublease rental income	(1)	(1)	(1)
	$16	$13	$16

NOTE 11 – INCOME TAXES

For the years ended September 30, income tax expense consisted of the following:

(In millions)	2016	2015	2014
Current
Federal	$99	$81	$82
State	24	16	15
Foreign	12	13	10
	135	110	107
Deferred
Federal	14	(5)	(15)
State	2	(1)	(2)
Foreign	(3)	(3)	1
	13	(9)	(16)
Income tax expense	$148	$101	$91

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. As of September 30, 2016, management intends to indefinitely reinvest approximately $11 million of foreign earnings. Because these earnings are considered indefinitely reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings, and it is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted.
Temporary differences that give rise to significant deferred tax assets and liabilities are presented in the following table as of September 30:

(In millions)	2016	2015
Deferred tax assets
Foreign net operating loss carryforwards (a)	$1	$1
Employee benefit obligations	351	5
Compensation accruals	17	8
Environmental, self-insurance and litigation reserves (net of receivables)	10	—
State net operating loss carryforwards (b)	18	—
Credit carryforwards (c)	20	—
Other items	5	5
Valuation allowances (d)	(6)	(1)
Total deferred tax assets	416	18
Deferred tax liabilities
Goodwill and other intangibles (e)	6	10
Property, plant and equipment	21	22
Unremitted earnings	2	2
Total deferred tax liabilities	29	34
Net deferred tax asset (liability)	$387	$(16)

(a)	Gross net operating loss carryforwards of $2 million will expire in future years beyond 2018.

(b)
Apportioned net operating loss carryforwards of $423 million will expire in future years as follows: $3 million in 2017, $5 million in 2018 and the remaining balance in other future years. If certain substantial changes in entity’s ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

(c)
Credit carryforwards include offset for uncertain tax positions and consist primarily of foreign tax credits of $13 million expiring in future years beyond 2018, research and development credits of $6 million expiring in future years beyond 2018 and alternative minimum tax credits of $1 million with no expiration date. If certain substantial changes in entity’s ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

(d)	Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards, and certain other deferred tax assets.

(e)	The total gross amount of goodwill as of September 30, 2016 expected to be deductible for tax purposes is $17 million.

As of September 30, 2016 and 2015, valuation allowances of $6 million and $1 million, respectively, were recorded on the Consolidated Balance Sheets related to deferred tax assets that are not expected to be realized or realizable.
The U.S. and foreign components of income before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.

(In millions)	2016	2015	2014
Income before income taxes
United States (a)	$382	$245	$230
Foreign	39	52	34
Total income before income taxes	$421	$297	$264

Income taxes computed at U.S. statutory rate (35%)	$147	$104	$93
Increase (decrease) in amount computed resulting from
Uncertain tax positions	3	1	2
State taxes	16	9	8
International rate differential	(5)	(8)	(3)
Permanent items (b)	(11)	(5)	(9)
Other items	(2)	—	—
Income tax expense	$148	$101	$91

(a)	A significant component of the fluctuations within this caption relates to the annual remeasurements of the U.S. pension and other postretirement plans.

(b)
Permanent items in each year relate primarily to the domestic manufacturing deduction and income from equity affiliates. Further, 2015 includes adjustments related to the sale of the Venezuela joint venture of $6 million.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires Valvoline to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires Valvoline to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  Valvoline had $8 million and $5 million of unrecognized tax benefits at September 30, 2016 and 2015, respectively.  As of September 30, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate was $8 million.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility.  Recognition of these tax benefits would not have an impact on the effective tax rate.
Valvoline recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Consolidated Statements of Comprehensive Income. Such interest and penalties totaled expense of $1 million in 2016 and less than $1 million in both 2015 and 2014.  Valvoline had $1 million and less than $1 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2016 and 2015, respectively.

The table below is a rollforward of the changes in gross unrecognized tax benefits for the past three fiscal years:

(In millions)
Balance at September 30, 2013	$2
Increases related to positions taken on items from prior years	1
Decreases related to positions taken on items from prior years	1
Balance at September 30, 2014	4
Increases related to positions taken on items from prior years	1
Balance at September 30, 2015	5
Increases related to positions taken on items from prior years	2
Increases related to positions taken in the current year	1
Balance at September 30, 2016	$8

From a combination of statute expirations and audit settlements in the next twelve months, Valvoline expects no decrease in the amount of accrual for uncertain tax positions. For the remaining balance as of September 30, 2016, it is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Valvoline is not able to estimate the impact of these items at this time.
Valvoline or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, or it is included in a consolidated return in these jurisdictions.  Foreign taxing jurisdictions significant to Valvoline include Australia, Canada, Brazil, Mexico, China, Singapore, India and the Netherlands.  Valvoline is subject to U.S. federal income tax examinations, either directly or as part of a consolidated return, by tax authorities for periods after September 30, 2011 and U.S. state income tax examinations by tax authorities for periods after September 30, 2006.  With respect to countries outside of the United States, with certain exceptions, Valvoline’s foreign subsidiaries are subject to income tax audits for years after 2005.

For the periods prior to final separation and Stock Distribution, Valvoline will be included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries (collectively, the “Ashland Group Returns”). Under the Tax Matters Agreement between Valvoline and Ashland that was entered into on September 22, 2016, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland Group Returns, and Valvoline will make tax sharing payments to Ashland, inclusive of tax attributes utilized. The amount of the tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed their own consolidated, combined or separate tax returns for the Interim Period that include only Valvoline and/or its relevant subsidiaries, as the case may be.

For taxable periods that begin on or after the day after the date of the Stock Distribution, Valvoline will no longer be included in any Ashland Group Returns and will file tax returns that include only Valvoline and/or its subsidiaries, as appropriate. Valvoline will not be required to make tax sharing payments to Ashland for those taxable periods. Nevertheless, Valvoline has (and will continue to have following the Stock Distribution) joint and several liability with Ashland to the U.S. Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group.

The Tax Matters Agreement also generally provides that Valvoline has indemnified Ashland for the following taxes:

•	Taxes of Valvoline for all taxable periods that begin on or after the day after the date of the Stock Distribution;

•	Taxes of Valvoline for the period between the IPO and full separation from Ashland that are not attributable to Ashland Group Returns;

•	Taxes for the Pre-IPO Period that arise on audit or examination and are directly attributable to the Valvoline business;

•
Certain U.S. federal, state or local taxes for the Pre-IPO Period of Ashland and/or its subsidiaries for that period that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Chemicals business; and

•	Transaction Taxes (as defined below) that are allocated to Valvoline under the Tax Matters Agreement.

Total liabilities related to these obligations to Ashland are $71 million at September 30, 2016 and are included within other noncurrent liabilities in the Consolidated Balance Sheets.

The Tax Matters Agreement also provides that Valvoline indemnify Ashland for any taxes (and reasonable expenses) resulting from the failure of the Stock Distribution to qualify for non-recognition of gain and loss or certain reorganization transactions related to the

Separation or the Stock Distribution to qualify for their intended tax treatment (“Transaction Taxes”), where the taxes result from (1) breaches of covenants (including covenants containing the restrictions described below that are designed to preserve the tax-free nature of the Stock Distribution), (2) the application of certain provisions of U.S. federal income tax law to the Stock Distribution with respect to acquisitions of Valvoline’s common stock or (3) any other actions that Valvoline knows or reasonably should expect would give rise to such taxes. The Tax Matters Agreement also requires Valvoline to indemnify Ashland for a portion of certain other Transaction Taxes allocated to Valvoline based on Valvoline’s market capitalization relative to the market capitalization of Ashland.

Valvoline will generally have either sole control, or joint control with Ashland, over any audit or examination related to taxes for which Valvoline is required to indemnify Ashland.

The Tax Matters Agreement imposes certain restrictions on Valvoline and its subsidiaries (including restrictions on share issuances or repurchases, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free nature of the Stock Distribution. These restrictions will apply for the two-year period after the Stock Distribution. However, Valvoline will be able to engage in an otherwise restricted action if Valvoline obtains an appropriate opinion from counsel or ruling from the IRS.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Pension plans

Qualifying employees participate in specific Valvoline or Ashland sponsored defined-benefit pension plans, which typically provide pension payments based on an employee’s length of service and compensation during the years immediately preceding retirement or have a cash balance design. During March 2016, Ashland announced that the majority of its defined benefit pension plans, accounted for as multi-employer plans for the majority of 2016 and all prior periods, will freeze the accrual of benefits effective as of September 30, 2016. As a result of the Separation, Ashland transferred the majority of the multi-employer pension plans to Valvoline on September 1, 2016. Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries.

Valvoline has certain defined benefit pension plans that were specifically designated only for Valvoline employees that are included within the Consolidated Balance Sheets. Valvoline accounted for its participation in the Ashland sponsored defined benefit pension plans as multi-employer plans, which in accordance with U.S. GAAP, were not included within the Consolidated Balance Sheets for periods prior to September 2016. As part of the initial separation from Ashland, a significant portion of Ashland’s net unfunded pension plan liabilities, of which a substantial portion relates to the U.S pension plans, was transferred to Valvoline. Subsequent to the transfer of Ashland’s net unfunded pension plan liabilities to Valvoline on September 1, 2016, Valvoline accounts for the plans as single-employer plans recognizing the full amount of any costs, gains, and net liabilities within the consolidated financial statements.

For purposes of these consolidated financial statements, costs for multi-employer plans were allocated based on Valvoline employees’ participation in the plan prior to September 1, 2016. The amount of net pension cost allocated to Valvoline related to these multi-employer plans was expense of $21 million, $43 million, and $58 million during the eleven months ended August 31, 2016, and fiscal 2015 and 2014, respectively. Within the multi-employer adjustments are remeasurement gains and losses, including actuarial gains and losses, of $24 million, $44 million and $58 million in losses during the eleven months ended August 31, 2016, and fiscal 2015 and 2014, respectively.

For Valvoline’s specific stand-alone pension plans and plans that were accounted for as single-employer plans subsequent to the transfer from Ashland, the amount of net pension income was $45 million during 2016. The amount of net pension costs for Valvoline specific stand-alone pension plans was $3 million during both 2015 and 2014. The net periodic benefit costs, obligations and plan assets for these stand-alone and the transferred pension plans are disclosed in further detail within this Note 12.
Pension annuity program
On September 15, 2016, Valvoline used pension assets to purchase a non-participating annuity contract from an insurer that will pay and administer future pension benefits for 14,800 participants within the qualified U.S. pension plan. Valvoline transferred approximately $378 million of the outstanding pension benefit obligation in exchange for pension trust assets whose value approximated the liability value. The annuity purchase transaction did not generate a material settlement adjustment during 2016. The insurer has unconditionally and irrevocably guaranteed the full payment of benefits to plan participants associated with the annuity purchase and benefit payments will be in the same form that was in effect under the Plan. The insurer has also assumed all investment risk associated with the pension assets that were delivered as annuity contract premiums.

Other postretirement benefit plans

Certain of Valvoline’s U.S. and Canada retired or disabled employees participated in health care and life insurance plans sponsored by Ashland.  Historically, there were no Valvoline specific postretirement benefit plans. During March 2016, Ashland announced that it will reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The majority of qualifying employees participated in Ashland sponsored postretirement plans that were accounted for by Valvoline as multi-employer plans, which in accordance with U.S. GAAP, were not included within the Consolidated Balance Sheets for prior periods. As a result of the Separation, Ashland transferred the majority of the multi-employer other postretirement benefit plans to Valvoline on September 1, 2016. For purposes of these consolidated financial statements, the transferred plans were accounted for as multi-employer plans until the transfer date of September 1, 2016 and subsequently all costs and liabilities associated with these plans are included in the consolidated financial statements.

Since January 1, 2004, the transferred plans have limited their annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred.  As a result, health care cost trend rates have no significant effect on the amounts reported for the health care plans.  Premiums for retiree health care coverage are equivalent to the excess of the estimated per capita costs over the amounts borne by Valvoline. The assumed postretirement health care plans include a limit on Valvoline’s share of costs for recent and future retirees. The assumed pre-65 health care cost trend rate as of September 30, 2016 was 7.9% and continues to be reduced to 4.5% in 2037 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care cost.

Costs for Valvoline’s participation in the Ashland sponsored other postretirement plans were allocated based on Valvoline employees’ relative participation in the plan prior to September 1, 2016. The amount of cost allocated was expense of $1 million during 2014. Within the multi-employer adjustments are remeasurement gains and losses, including actuarial losses of $2 million during 2014.

Change in applying discount rate to measure benefit costs

During 2016, Ashland changed the method used to estimate the service and interest cost components of net periodic benefit costs for pension and other postretirement benefits. This change compared to the previous method resulted in a decrease in the service and interest cost components for pension and other postretirement benefit costs during 2016. Historically, Ashland estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. Ashland has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Ashland made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of Ashland’s total benefit obligations or annual net periodic benefit costs as the change in the service and interest costs will be offset in the actuarial gain or loss reported, which typically occurs during the fourth fiscal quarter. Ashland has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively. Valvoline will continue this accounting treatment for the transferred plans.

For defined benefit pension plans specific to Valvoline, the impact of this discount rate change compared to the previous method decreased pension service and interest cost minimally for the full year 2016. Based on plan demographics, the majority of the incremental decrease was reported in selling, general, and administrative expense during 2016, within the Consolidated Statements of Comprehensive Income in the Unallocated and other segment. Service and interest cost, as well as the other components of net periodic benefit costs, were subject to change for such reasons as an event requiring a remeasurement. Valvoline’s total projected benefit obligations related to these specific pension plans was not impacted by these reductions in service and interest costs as the decrease was substantially offset within the actuarial gain or loss caption when the plans were remeasured during the fiscal year.
Components of net periodic benefit costs (income)

For segment reporting purposes, service cost for operations is proportionately allocated to each reportable segment, excluding the Unallocated and other segment, while all other costs for operations are recorded within the Unallocated and other segment.

The following table summarizes the components of pension and other postretirement plans benefit costs for operations and the assumptions used to determine net periodic benefit costs (income) for the plans included within the Consolidated Balance Sheets, which as of September 30, 2016 includes pension and other postretirement plans transferred from Ashland.

(In millions)	Pension benefits			Other postretirement benefits
	2016	2015	2014	2016	2015	2014
Net periodic benefit costs (income)
Service cost	$3	$1	$2	$—	$—	$—
Interest cost	11	3	3	—	—	—
Expected return on plan assets	(17)	(3)	(3)	—	—	—
Amortization of prior service credit (a)	—	—	—	(1)	—	—
Actuarial loss (gain)	(42)	2	1	—	—	—
Pre-separation allocation from Parent (b)	21	43	58	—	—	1
	$(24)	$46	$61	$(1)	$—	$1
Weighted-average plan assumptions (c)
Discount rate for service cost (d)	4.10%	4.08%	4.61%	4.25%	—	—
Discount rate for interest cost (d)	3.23%	4.08%	4.61%	2.92%	—	—
Rate of compensation increase	3.23%	3.15%	3.52%	—	—	—
Expected long-term rate of
return on plan assets	6.77%	5.34%	5.97%	—	—	—

(a) Other postretirement plan changes announced in March 2016 resulted in negative plan amendments that are being amortized within this caption during 2016.
(b) The pre-separation allocation from Ashland are costs (income) of multi-employer plans for 2014, 2015, and from October 1, 2015 until the transfer of plans to Valvoline at September 1, 2016. The allocation during 2016, 2015 and 2014 is comprised of service cost of $7 million, $8 million, and $8 million, respectively; non-service income of $10 million, $9 million, and $9 million, respectively; and actuarial losses of $24 million, $44 million, and $60 million, respectively.
(c ) The plan assumptions discussed are a blended weighted-average rate for Valvoline’s U.S. and non-U.S. plans. The assumptions for 2015 and 2014 only reflect Valvoline stand-alone plans. The 2016 assumptions reflect a combination of a full year of Valvoline stand-alone plans and one month for the plans transferred to Valvoline on September 1, 2016. The U.S. pension plan represented approximately 98% of the projected benefit obligation at September 30, 2016. Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 81% of the projected benefit obligation at September 30, 2016. Non-U.S. plans use assumptions generally consistent with those of U.S. plans.
(d) Weighted-average discount rates in 2016 reflect the adoption of the full yield curve approach.

The following table shows the amortization of prior service cost (credit) recognized in accumulated other comprehensive loss.

	Pension benefits		Postretirement
(In millions)	2016	2015	2016	2015
Transfer in of unrecognized prior service cost (credit)	$1	$—	$(81)	$—
Amortization of prior service credit	—	—	1	—
Total	$1	$—	$(80)	$—

Total recognized in net periodic benefit cost (income)
and accumulated other comprehensive loss	$(23)	$3	$(81)	$—

The following table shows the amount of prior service credit in accumulated other comprehensive loss at September 30, 2016 that is expected to be recognized as a component of net periodic benefit cost (income) during the next fiscal year.

(In millions)	Pension benefits	Postretirement
Prior service credit	$—	$(12)

As of September 30, 2016 and 2015, the amounts recognized within accumulated other comprehensive loss are shown in the following table.

(In millions)	Pension benefits		Postretirement
	2016	2015	2016	2015
Prior service cost (credit)	$2	$1	$(80)	$—

Obligations and funded status

Actuarial valuations are performed for the pension benefit plans to determine Valvoline’s obligation for each plan specific to Valvoline.  In accordance with U.S. GAAP, Valvoline recognizes the unfunded status of these plans as a liability in the Consolidated Balance Sheets.  Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2016 and 2015 follow for the plans included within the Consolidated Balance Sheets.

(In millions)	Pension benefits		Postretirement
	2016	2015	2016	2015
Change in benefit obligations
Benefit obligations at October 1	$59	$68	$—	$—
Transfer from Parent	3,523	—	75	—
Service cost	3	1	—	—
Interest cost	11	3	—	—
Participant contributions	—	—	1	—
Benefits paid	(20)	(3)	(3)	—
Actuarial loss (gain)	(66)	2	—	—
Foreign currency exchange rate changes	1	(12)	—	—
Curtailment/Settlement	(373)	—	—	—
Benefit obligations at September 30	$3,138	$59	$73	$—
Change in plan assets
Value of plan assets at October 1	$46	$53	$—	$—
Transfer from Parent	2,653	—	—	—
Actual return on plan assets	(7)	3	—	—
Employer contributions	6	3	2	—
Participant contributions	—	—	1	—
Benefits paid	(20)	(3)	(3)	—
Foreign currency exchange rate changes	2	(10)	—	—
Curtailment/Settlement	(373)	—	—	—
Value of plan assets at September 30	$2,307	$46	$—	$—

Unfunded status of the plans	$(831)	$(13)	$(73)	$—

Amounts recognized in the balance sheet
Current benefit liabilities	$(11)	$—	$(11)	$—
Noncurrent benefit liabilities	(820)	(13)	(62)	—
Net amount recognized	$(831)	$(13)	$(73)	$—

Weighted-average plan assumptions
Discount rate	3.54%	3.84%	2.92%	—
Rate of compensation increase	3.10%	3.14%	—	—

The accumulated benefit obligation for all pension plans was $3,134 million at September 30, 2016 and $56 million at September 30, 2015.  Information for pension plans with an accumulated benefit obligation in excess of plan assets follows for the plans included within the Consolidated Balance Sheets:

(In millions)	2016			2015
	Qualified plans	Non-qualified plans	Total	Qualified plans	Non-qualified plans	Total
Projected benefit obligation	$2,976	$152	$3,128	$44	$7	$51
Accumulated benefit obligation	2,973	152	3,125	42	6	48
Fair value of plan assets	2,298	—	2,298	39	—	39

Plan assets

The weighted average expected long-term rate of return on pension plan assets was 6.77% and 5.34% for 2016 and 2015, respectively.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2016.  For additional information and a detailed description of each level within the fair value hierarchy, see Note 2.

(In millions)	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$81	$81	$—	$—
U.S. government securities	85	—	85	—
Other government securities	73	—	73	—
Corporate debt instruments	1,077	877	200	—
Corporate stocks	242	134	108	—
Private equity and hedge funds	726	—	—	726
Other investments	23	—	—	23
Total assets at fair value	$2,307	$1,092	$466	$749

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2015.

(In millions)	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$3	$3	$—	$—
Other government securities	26	—	26	—
Corporate stocks	16	—	16	—
Private equity and hedge funds	1	—	—	1
Total assets at fair value	$46	$3	$42	$1

Valvoline’s pension plans hold a variety of investments designed to diversify risk. Investments classified as a Level 1 fair value measure principally represent marketable securities priced in active markets. Cash and cash equivalents and public equity and debt securities are well diversified and invested in U.S. and international small-to-large companies across various asset managers and styles. Investments classified as a Level 2 fair value measure principally represent fixed-income securities in U.S. treasuries and agencies and other investment grade corporate bonds and debt obligations.

Valvoline’s pension plans also hold Level 3 investments primarily within hedge funds and private equity funds with hedge funds accounting for nearly all of the Level 3 investments. Valvoline’s investments in these funds are primarily valued using the net asset value per share of underlying investments as determined by the respective individual fund administrators on a daily, weekly or monthly basis, depending on the fund.  Such valuations are reviewed by the portfolio managers who determine the estimated value of the collective funds based on these inputs. The following table provides a reconciliation of the beginning and ending balances for these Level 3 assets.

(In millions)	Total Level 3 assets	Private equity and hedge funds	Other investments
Balance at September 30, 2014	$1	$1	$—
Purchases	—	—	—
Sales	—	—	—
Actual return on plan assets	—	—	—
Balance at September 30, 2015	$1	$1	$—
Transfer in	794	771	23
Purchases	—	—	—
Sales	(51)	(51)	—
Actual return on plan assets
Related to assets held at September 30, 2016	5	5	—
Balance at September 30, 2016	$749	$726	$23

Investments and Strategy

In developing an investment strategy for its defined benefit plans, Valvoline has considered the following factors:  the nature of the plans’ liabilities, the allocation of liabilities between active, deferred and retired members, the funded status of the plans, the applicable investment horizon, the respective size of the plans and historical and expected investment returns.  Valvoline’s U.S. pension plan assets are managed by outside investment managers, which are monitored against investment return benchmarks and Valvoline’s established investment strategy.  Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure and assets under management.  Assets are periodically reallocated between investment managers to maintain an appropriate asset mix and diversification of investments and to optimize returns.

The current target asset allocation for the U.S. plan is 51% fixed securities and 49% equity securities. Fixed income securities primarily include long duration high grade corporate debt obligations.  Risk assets include both traditional equity as well as a mix of non-traditional assets such as hedge funds and private equity.  Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Valvoline’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations. The weighted-average asset allocations for Valvoline’s U.S. and non-U.S. plans at September 30, 2016 and 2015 by asset category follow.

(In millions)	Target	Actual at September 30
		2016	2015
Plan assets allocation
Equity securities	15-60%	46%	36%
Debt securities	40-85%	52%	62%
Other	0-20%	2%	2%
		100%	100%

Cash flows

U.S. pension legislation and future funding requirements

Valvoline’s U.S. qualified pension plans funding requirements through fiscal 2017 are calculated in accordance with the regulations set forth in the Moving Ahead for Progress in the 21st Century Act (MAP-21), which provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows for the use of a 25-year average interest rate within an upper and lower range for purposes of determining minimum funding obligations instead of an average interest rate for the two most recent years, as was previously required.

During fiscal 2016, Valvoline contributed $2 million to its non-qualified U.S. pension plans and $4 million and $3 million during 2016 and 2015, respectively, to its non-U.S. pension plans. Valvoline expects to contribute approximately $12 million to its non-qualified U.S. pension plans and $3 million to its non-U.S. pension plans during 2017.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

(In millions)	Pension benefits	Postretirement
2017	$195	$11
2018	194	8
2019	193	7
2020	193	5
2021	192	4
2022 - 2026	942	19

Other plans

For 2016, 2015 and 2014, qualifying Valvoline employees are eligible to participate in Ashland’s qualified savings plan that assists employees in providing for retirement or other future needs, Valvoline’s allocated expense related to these defined contributions was $11 million in 2016 and 2015 and $7 million in 2014. After the IPO, Valvoline sponsors various other benefit plans, some of which are required by different countries. Total current and noncurrent liabilities associated with these plans were $2 million and $4 million, respectively, as of September 30, 2016.

NOTE 13 – LITIGATION, CLAIMS AND CONTINGENCIES

There are various claims, lawsuits and administrative proceedings pending or threatened against Valvoline and its various subsidiary companies and, in certain jurisdictions, separate legal entities which are deemed insignificant. Such actions are with respect to commercial and tax disputes, product liability, toxic tort liability, environmental, and other matters which seek remedies or damages, in some cases in substantial amounts. While Valvoline cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded where appropriate and losses already recognized with respect to such actions were immaterial as of September 30, 2016 and 2015.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Valvoline believes that such potential losses will not be material.

Commercial contract

During 2014, Valvoline received a favorable arbitration ruling on a commercial contract related to the International reportable segment. Collections from the settlement for $2 million and $10 million during 2015 and 2014, respectively, were recognized within the equity and other income caption of the Consolidated Statements of Comprehensive Income.

NOTE 14 – RELATED PARTY TRANSACTIONS AND PARENT COMPANY INVESTMENT

Related party transactions

All significant intercompany transactions between Valvoline and Ashland have been included in the consolidated financial statements and are considered to have been effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions between Valvoline and Ashland is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Parent company investment. In the Consolidated Statements of Stockholders’ Equity, the invested equity returned to Ashland is the net of a variety of intercompany transactions including, but not limited to, collection of trade receivables, payment of trade payables and accrued liabilities, settlement of charges for allocated corporate costs and payment of taxes by Ashland on Valvoline’s behalf.

Cash management and financing

Until the IPO, Valvoline participated in Ashland’s centralized cash management system. Accordingly, the cash and cash equivalents were held by Ashland at the corporate level and were not attributed to Valvoline for the 2015 period. Transfers of cash, both to and from Ashland’s centralized cash management system, are reflected as a component of Parent company investment on the Consolidated Balance Sheets and as a financing activity within the accompanying Consolidated Statements of Cash Flows. Debt obligations of Ashland have not been included in the consolidated financial statements of Valvoline, because Valvoline is not a party to the obligation between Ashland and the debt holders.

Derivative instruments

Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies. Gains and losses related to a hedge are either recognized in income immediately, to offset the gain or loss on the hedged item, or deferred and recorded in the equity section of Ashland’s Consolidated Balance Sheets as a component of accumulated other comprehensive loss and subsequently recognized in Ashland’s Consolidated Statements of Comprehensive Income when the hedged item affects net income.  The ineffective portion of the change in fair value of a hedge is recognized in income immediately.

Until the IPO, Valvoline participated in Ashland’s centralized programs. As a result, no gains or losses on hedges reported as a component of the cumulative translation adjustment within accumulated other comprehensive loss are reported in the Consolidated Balance Sheets for any year presented.

Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or a hedge of a net investment in foreign operations.  Expenses recognized in income have been allocated to Valvoline as part of the Corporate expense allocations.

Valvoline began its own hedging program in late September 2016. Foreign currency derivative instruments are used to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than the U.S. dollar. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption of the Consolidated Statements of Comprehensive Income. As of the end of fiscal year 2016, none of the outstanding hedges had settled. The outstanding balance of these hedges was not material at September 30, 2016.

Stock incentive plans

Valvoline has historically participated in Ashland’s stock incentive plans for key employees and directors, primarily in the form of stock appreciation rights, restricted stock, performance shares and other non-vested stock awards. Equity-based compensation expense has been either directly reported by or allocated to Valvoline based on the awards and terms previously granted to Ashland’s employees. Stock based compensation expense recorded by Valvoline during the fiscal years ended September 30, 2016, 2015 and 2014 were $11 million, $9 million, and $8 million, respectively. These costs were primarily included within the Corporate expense allocation caption of the Consolidated Statements of Comprehensive Income. Compensation expense for stock incentive plans is generally based on the grant-date fair value over the appropriate vesting period. Ashland utilizes several industry accepted valuation models to determine the fair value. Until the Separation occurs, Valvoline will continue to participate in Ashland’s equity-based compensation plans and record equity-based compensation expense based on the historical allocation of cost.

Related party receivables and payables

At September 30, 2016, Valvoline had receivables from Parent of $30 million recorded in other current assets on the Consolidated Balance Sheets. Also, at September 30, 2016, Valvoline had recorded obligations to Parent of $73 million, of which $2 million is in accrued expenses and other liabilities on the Consolidated Balance Sheets and $71 million is recorded in other noncurrent liabilities on the Consolidated Balance Sheets. The long-term liability relates primarily to the obligations under the Tax Matters Agreement.

Transition Services Agreement

Valvoline also entered into a Transition Services Agreement (“TSA”) and Reverse Transition Services Agreement (“RTSA”) with Ashland to cover certain continued corporate services provided by Valvoline and Ashland to each other following the completion of Valvoline’s IPO. In connection with the IPO, Valvoline began to set up its own corporate functions, and pursuant to the TSA, Ashland provides various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury services. Pursuant to the RTSA, Valvoline provides various corporate support services, including certain human resources, information technology, office and building, security and tax services, as well as certain regulatory compliance services required during the period in which Valvoline remains a majority-owned subsidiary of Ashland. Additional services may be identified from time to time and also be provided under the TSA and RTSA. In general, these agreements began following the completion of the IPO and cover a period not expected to exceed 24 months. The costs of these services were not material during the year ended September 30, 2016, and are consistent with expenses that Ashland has historically allocated or incurred with respect to such services, plus a mark-up of five percent.

Corporate allocations and Parent company investment

Corporate allocations

Prior to the completion of the IPO, Valvoline has historically utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to Valvoline. Such expenses represent costs related, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources, stock incentive plans and other services. These costs, together with an allocation of Ashland overhead costs, are included within the Corporate expense allocation caption of the Consolidated Statements of Comprehensive Income. Where it is possible to specifically attribute such expenses to activities of Valvoline, these amounts have been charged or credited directly to Valvoline without allocation or apportionment. Allocation of all other such expenses is based on a reasonable reflection of the utilization of service provided or benefits received by Valvoline during the periods presented on a consistent basis, such as headcount, square footage, tangible assets or sales. Valvoline’s management supports the methods used in allocating expenses and believes these methods to be reasonable estimates. During 2016, Valvoline began to establish its own corporate functions.

The following table summarizes the centralized and administrative support costs of Ashland that have been allocated to Valvoline for the years ended September 30:

(In millions)	2016	2015	2014
Information technology	$20	$17	$17
Financial and accounting	12	13	12
Building services	11	10	10
Legal and environmental	6	7	7
Human resources	5	4	5
Shared services	2	2	—
Other general and administrative	23	26	44
Total	$79	$79	$95

Nevertheless, the consolidated financial statements may not include all of the actual expenses that would have been incurred and may not reflect Valvoline’s results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had Valvoline been a stand-alone company during the periods presented. Actual costs that would have been incurred if Valvoline had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. General corporate expenses allocated to Valvoline during the fiscal years ended September 30, 2016, 2015 and 2014 were $79 million, $79 million, and $95 million, respectively.

NOTE 15 – REPORTABLE SEGMENT INFORMATION

Valvoline’s business is managed within three reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Valvoline’s operating segments are identical to its reportable segments. Operating income is the primary measure reviewed by the chief operating decision maker in assessing each reportable segment’s financial performance. Valvoline’s businesses are managed within three reportable segments:  Core North America, Quick Lubes, and International.

Reportable segment business descriptions

The Core North America business segment sells Valvoline™ and other branded products in the United States and Canada to both consumers who perform their own automotive maintenance, referred to as “Do-It-Yourself” or “DIY” consumers, as well as to installer customers who use Valvoline products to service vehicles owned by “Do-It-For Me” or “DIFM” consumers. Valvoline sells to its DIY consumers through national retail auto parts stores, leading mass merchandisers and independent auto part stores. Valvoline sells to its DIFM consumers through installers in the United States and Canada. Installer customers include car dealers, general repair shops, and third-party quick lube chains. Valvoline directly serves these customers as well as through a network of distributors. Valvoline’s installer channel also sells branded products and solutions to heavy duty customers such as on-highway fleets and construction companies.

Through its Quick Lubes business segment, Valvoline operates Valvoline Instant Oil Change (VIOC), a quick-lube service chain involving both Company-owned and franchised stores. Valvoline also sells its products and provides Valvoline branded signage to independent quick lube operators through its Express Care program.

The International business segment sells Valvoline™ and Valvoline’s other branded products in approximately 140 countries outside of the United States and Canada. Valvoline’s key international markets include China, India, EMEA, Latin America and Australia Pacific. The International business segment sells products for both consumer and commercial vehicles and equipment, and is served by company-owned plants in the United States, Australia and the Netherlands, a joint venture-owned plant in India and third-party warehouses and toll manufacturers in other regions. In most of the countries where Valvoline’s products are sold, Valvoline goes to market via independent distributors.

The Unallocated and other segment generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses, including the $26 million loss from the sale of car care products during 2015.

Valvoline did not have a single customer that represented 10% of consolidated net sales in 2014, 2015, or 2016.
International data

Information about Valvoline’s domestic and international operations follows. Valvoline’s foreign operations are primarily captured within the International reportable segment and Valvoline has no material operations in any individual international country.

	Sales from external customers			Net (liabilities) assets		Property, plant and equipment - net
(In millions)	2016	2015	2014	2016	2015	2016	2015
United States	$1,397	$1,413	$1,440	$(515)	$492	$286	$219
International	532	554	601	190	125	38	35
	$1,929	$1,967	$2,041	$(325)	$617	$324	$254

Reportable segment results

The following tables present various financial information for each reportable segment for the years ended September 30, 2016, 2015 and 2014 and as of September 30, 2016, 2015 and 2014. Results of Valvoline’s reportable segments are presented based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments.  The structure and practices are specific to Valvoline; therefore, the financial results of Valvoline’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities and/or other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Valvoline refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes.  Revisions to Valvoline’s methodologies that are deemed insignificant are applied on a prospective basis.

Valvoline determined that disclosing sales by specific product was impracticable. As such, the following table provides a summary of 2016 sales by product category for each reportable segment:

Sales by Product Category for 2016
Core North America		Quick Lubes		International
Lubricants	87%	Lubricants	94%	Lubricants	89%
Chemicals	4%	Chemicals	1%	Chemicals	7%
Antifreeze	7%	Filters	5%	Antifreeze	3%
Filters	2%		100%	Filters	1%
	100%				100%

The following table presents various financial information for each reportable segment. The operating results of divested assets during 2015 that did not qualify for discontinued operations accounting treatment are included in the financial information until the date of sale.

Reportable Segment Information
	Years ended September 30
(In millions)	2016	2015	2014
Sales
Core North America	$979	$1,061	$1,114
Quick Lubes	457	394	370
International	493	512	557
	$1,929	$1,967	$2,041
Equity income (loss)
Core North America	$—	$—	$—
Quick Lubes	—	—	—
International	12	(2)	10
	12	(2)	10
Other income
Core North America	1	1	2
Quick Lubes	2	2	2
International	4	7	16
	7	10	20
	$19	$8	$30
Operating income (loss)
Core North America	$212	$200	$165
Quick Lubes	117	95	79
International	74	65	78
Unallocated and other (a)	28	(37)	(58)
	$431	$323	$264
Assets
Core North America	$517	$476	$553
Quick Lubes	370	237	224
International	271	263	296
Unallocated and other	659	2	10
	$1,817	$978	$1,083

(a)
During 2016, 2015, and 2014, Unallocated and other also includes a gain of $18 million, a loss of $46 million, and a loss of $61 million, respectively, related to the actuarial remeasurements of pension and other postretirement benefit plans.

	Years ended September 30
(In millions)	2016	2015	2014
Equity method investments
Core North America	$—	$—	$—
Quick Lubes	—	—	—
International	26	29	44
Unallocated and other	—	—	—
	$26	$29	$44
Depreciation and amortization
Core North America	$16	$17	$16
Quick Lubes	17	16	15
International	5	5	6
	$38	$38	$37
Property, plant and equipment – net
Core North America	$123	$87	$103
Quick Lubes	149	127	124
International	46	40	45
Unallocated and other	6	—	—
	$324	$254	$272

Additions to property, plant and equipment
Core North America	$41	$20	$15
Quick Lubes	20	19	16
International	5	6	6
	$66	$45	$37

NOTE 16 – SUBSEQUENT EVENTS

On November 15, 2016, the Company’s Board of Directors approved a quarterly cash dividend of $0.049 per share of common stock. The dividend is payable December 20, 2016 to shareholders on record on December 5, 2016.

Effective November 29, 2016, Valvoline entered into a $125 million trade receivable securitization facility to provide an additional source of liquidity. The Company borrowed $75 million under this facility on December 1, 2016 and the related proceeds were used to reduce borrowings under the Term Loans.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents quarterly financial information and per share data relative to Valvoline’s Common Stock.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In millions except per share amounts)	2016	2015	2016	2015	2016	2015	2016	2015
Sales	$456	$492	$479	$481	$500	$510	$494	$484
Cost of sales	280	328	288	307	300	321	300	326
Gross profit as a percentage of sales	38.6%	33.3%	39.9%	36.2%	40.0%	37.1%	39.3%	32.6%
Operating income	96	86	104	83	113	109	118	45
Net income	65	57	68	34	75	72	65	33

Basic and diluted earnings per share (b)
Net income	$0.32	$0.28	$0.33	$0.17	$0.36	$0.35	$0.32	$0.16

Market price per common share (a)
High	$—	$—	$—	$—	$—	$—	$23.98	$—
Low	—	—	—	—	—	—	23.10	—

(a) Valvoline common stock began trading on The New York Stock Exchange under the symbol “VVV” on September 23, 2016. Prior to this date, there was no public market for Valvoline common stock.
(b) Per share amounts for periods prior to September 30, 2016 have been presented for comparability only. There were no outstanding shares of Valvoline prior to the IPO in September 2016. The share count utilized for all prior period calculations was the share count as of September 30, 2016.