Form 10-Q
period 2016-12-31
VALVOLINE INC
filed 2017-02-13
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
3499 Blazer Parkway
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                              Yes ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

At January 31, 2017, there were 204,530,203 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions except per share data - unaudited)	2016	2015
Sales	$489	$456
Cost of sales	304	280
Gross profit	185	176

Selling, general and administrative expense	95	87
Non-service income and gains on pension and other postretirement plans	(26)	(2)
Separation costs	6	—
Equity and other income	(10)	(5)
Operating income	120	96
Net interest and other financing expense	10	—
Income before income taxes	110	96
Income tax expense	38	31
Net income	$72	$65

NET INCOME PER SHARE
Basic and Diluted	$0.35	$0.32

AVERAGE SHARES OUTSTANDING
Basic and Diluted	205	205

DIVIDENDS PAID PER COMMON SHARE	$0.05	$—

COMPREHENSIVE INCOME (LOSS)
Net income	$72	$65
Other comprehensive income (loss), net of tax
Unrealized translation loss	(9)	(4)
Pension and other postretirement obligation adjustment	(2)	—
Other comprehensive loss	(11)	(4)
Comprehensive income	$61	$61

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions except per share amounts - unaudited)	December 31 2016	September 30 2016
Assets
Current assets
Cash and cash equivalents	$236	$172
Accounts receivable	353	363
Inventories	141	139
Other assets	29	56
Total current assets	759	730
Noncurrent assets
Property, plant and equipment
Cost	739	727
Accumulated depreciation	408	403
Net property, plant and equipment	331	324
Goodwill and intangibles	270	267
Equity method investments	30	26
Deferred income taxes	386	389
Other assets	89	89
Total noncurrent assets	1,106	1,095
Total assets	$1,865	$1,825

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$75	$—
Current portion of long-term debt	15	19
Trade and other payables	146	177
Accrued expenses and other liabilities	257	204
Total current liabilities	493	400
Noncurrent liabilities
Long-term debt	650	724
Employee benefit obligations	854	886
Deferred income taxes	2	2
Other liabilities	152	143
Total noncurrent liabilities	1,658	1,755
Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 205 shares issued and outstanding at December 31, 2016 and September 30, 2016	2	2
Paid-in capital	710	710
Retained earnings	62	—
Parent company investment	(1,052)	(1,039)
Accumulated other comprehensive loss	(8)	(3)
Total stockholders’ (deficit) equity	(286)	(330)
Total liabilities and stockholders’ (deficit) equity	$1,865	$1,825

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2016	2015
Cash flows from operating activities
Net income	$72	$65
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	9	9
Debt issuance cost amortization	1	—
Equity income from affiliates	(4)	(3)
Distributions from equity affiliates	—	4
Pension contributions	(3)	(1)
Gain on pension and other postretirement plan remeasurements	(8)	—
Stock-based compensation expense	1	—
Change in assets and liabilities (a)
Accounts receivable	10	13
Inventories	(2)	(2)
Payables and accrued liabilities	23	(37)
Other assets and liabilities	(11)	(8)
Total cash provided by operating activities	88	40
Cash flows from investing activities
Additions to property, plant and equipment	(9)	(5)
Purchase of operations - net of cash acquired	—	(4)
Other investing activities	(1)	—
Total cash used in investing activities	(10)	(9)
Cash flows from financing activities
Net transfers to parent	(2)	(31)
Proceeds from borrowings	75	—
Repayments on borrowings	(79)	—
Cash dividends paid	(10)	—
Total cash used in financing activities	(16)	(31)
Effect of currency exchange rate changes on cash and cash equivalents	2	—
Increase in cash and cash equivalents	64	—
Cash and cash equivalents - beginning of period	172	—
Cash and cash equivalents - end of period	$236	$—

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Valvoline Inc. (“Valvoline” or the “Company”) is a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland” or “Parent”). On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses (the “Separation”). Following a series of restructuring steps, Valvoline was incorporated in May 2016, and prior to the completion of the Company’s initial public offering (“IPO”) on September 28, 2016, substantially all of the historical Valvoline business reported by Ashland, as well as certain other legacy Ashland assets and liabilities, were transferred to Valvoline. After completing the IPO, Ashland owns approximately 83% of the total outstanding shares of Valvoline’s common stock. Subject to market conditions and other factors, Ashland presently intends to distribute the remaining Valvoline shares in 2017 following the release of March-quarter earnings results by both Ashland and Valvoline.

The contribution of the Valvoline business by Ashland to Valvoline was treated as a reorganization of entities under common Ashland control. As a result, Valvoline is retrospectively presenting the condensed consolidated financial statements of Valvoline and its subsidiaries for periods presented prior to the completion of the IPO, which have been prepared a stand-alone basis and derived from Ashland’s consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to Valvoline’s operations, and includes allocations of expenses from Ashland. The condensed consolidated financial statements for periods presented subsequent to the completion of the IPO reflect the consolidated operations of Valvoline and its majority-owned subsidiaries as a separate, stand-alone entity.

For periods prior to the completion of the IPO, transactions between Valvoline and Ashland were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from Ashland’s centralized cash management system are reflected as a component of Parent company investment on the Condensed Consolidated Balance Sheets and as a financing activity within the accompanying Condensed Consolidated Statements of Cash Flows. The Parent company investment on the Condensed Consolidated Balance Sheets represents the cumulative net investment by Ashland in Valvoline, including net income through the completion of the IPO and net cash transfers to and from Ashland.

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and Securities and Exchange Commission regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements.  Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Certain prior period amounts have been reclassified to conform to current presentation.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included herein, and the assumptions underlying the condensed consolidated financial statements for these interim periods are reasonable.  The results for the interim periods are not necessarily indicative of results to be expected for the entire year.

New accounting standards

A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting. A detailed listing of all new accounting standards relevant to Valvoline is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following standard relevant to Valvoline was adopted in the current period.

In April 2015, the FASB issued accounting guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Cloud computing arrangements represent the delivery of hosted services over the internet which includes software, platforms, infrastructure and other hosting arrangements. Under the guidance, customers that gain access to software in a cloud computing arrangement account for the software as internal-use software only if the arrangement includes a software license. Valvoline adopted this standard on a prospective basis on October 1, 2016. As a result, certain costs related to these arrangements will be expensed when incurred.

NOTE 2 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable as of the Condensed Consolidated Balance Sheet dates:

(In millions)	December 31 2016	September 30 2016
Trade and other accounts receivable	$359	$368
Less: Allowance for doubtful accounts	(6)	(5)
	$353	$363

NOTE 3 - INVENTORIES

Inventories are carried at the lower of cost or market value.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain lubricants are valued at cost using the last-in, first-out (“LIFO”) method.

The following summarizes Valvoline’s inventories as of the Condensed Consolidated Balance Sheet dates:

(In millions)	December 31 2016	September 30 2016
Finished products	$147	$149
Raw materials, supplies and work in process	24	21
LIFO reserves	(28)	(29)
Obsolete inventory reserves	(2)	(2)
	$141	$139

NOTE 4 - DEBT

The following table summarizes Valvoline’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2016	September 30 2016
Senior Notes	$375	$375
Term Loan A	296	375
Accounts Receivable Securitization	75	—
Revolver	—	—
Other (a)	(6)	(7)
Total debt	$740	$743
Short-term debt	75	—
Current portion of long-term debt	15	19
Long-term debt	$650	$724

(a) At December 31, 2016, Other includes $8 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions. At September 30, 2016, Other included $9 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions.

At December 31, 2016, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $673 million, compared to a fair value of $688 million.  At September 30, 2016, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $752 million, compared to a fair value of $771 million.  Borrowings under the Term Loans (as defined below) are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the 5.500% senior unsecured notes due 2024 (“Senior Notes”) is based on quoted market prices, which are Level 1 inputs within the fair value hierarchy.

Accounts Receivable Securitization

In November 2016, Valvoline entered into a $125 million accounts receivable securitization facility (the “2017 Accounts Receivable Securitization Facility”) with various financial institutions. The Company may from time to time, obtain up to $125 million (in the form of cash or letters of credit) through the sale of an undivided interest in its accounts receivable. The agreement has a term of one year but is extendable at the discretion of the Company and the financial institutions. The Company accounts for the 2017 Accounts Receivable Securitization Facility as secured borrowings, which are classified as Short-term debt and the receivables sold are included in Accounts receivable in the Condensed Consolidated Balance Sheets.

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 Accounts Receivable Securitization Facility and used the net proceeds to repay an equal amount of the Term Loan A. As a result, the Company recognized an immaterial charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in Net interest and other financing expense in the Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016. The weighted-average interest rate for this instrument during the period borrowings were outstanding in the first quarter of 2017 was 1.5%.

Senior Credit Agreement

The 2016 Senior Credit Agreement provided for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), composed of (i) a five years $875 million term loan A facility (“Term Loans”) and (ii) a five years $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”). At December 31, 2016, there were no borrowings under the Revolver and the total borrowing capacity remaining under the Revolver was $428 million, due to a reduction of $22 million for letters of credit outstanding.

The 2016 Senior Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of December 31, 2016, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement.

NOTE 5 – INCOME TAXES

Current Fiscal year

Valvoline’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2017 is 34.6%. The overall effective tax rate was 34.5% for the three months ended December 31, 2016 and was impacted by a net favorable benefit of discrete items.

Prior Fiscal year

Valvoline’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ended September 30, 2016 was 33.7%. The overall effective tax rate was 32.3% for the three months ended December 31, 2015. The prior tax rate for the period was favorably impacted primarily by the reinstatement of the research and development tax credit.

Unrecognized tax benefits

Valvoline recognized less than $1 million of uncertain tax positions for the three months ended December 31, 2016, all of which related to increases in positions taken in the current year. Valvoline expects no decrease in the amount of accrual for uncertain tax positions in the next twelve months. However, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Valvoline is not able to estimate the impact of these items at this time.

Tax Matters Agreement

For the periods prior to Separation from Ashland, Valvoline will be included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries (collectively, the “Ashland Group Returns”). Under the Tax Matters Agreement between Valvoline and Ashland that was entered into on September 22, 2016, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland Group Returns, and Valvoline will make tax sharing payments to Ashland, inclusive of tax attributes utilized. The amount of the tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed their own consolidated, combined or separate tax returns for the periods prior to Separation that include only Valvoline and/or its relevant subsidiaries, as the case may be. Total net liabilities related to these and other obligations owed to Ashland under the Tax Matters Agreement are $83 million and $66 million at December 31, 2016 and September 30, 2016, respectively. The net liability at December 31, 2016 consisted of receivables from Parent of $5 million recorded in other current assets, $20 million included in Accrued expenses and other liabilities, and $68 million recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2016, the net liability consisted of receivables from Parent of $5 million recorded in other current assets and $71 million recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 6 – EMPLOYEE BENEFIT PLANS

During September 2016, Ashland transferred a substantial portion of its U.S. qualified pension and non-qualified U.S. pension plans as well as certain other postretirement obligations to Valvoline as part of the separation process. Prior to the transfer, Valvoline accounted for its participation in the Ashland sponsored pension and other postretirement benefit plans as multi-employer plans. For purposes of these financial statements, costs for multi-employer plans were allocated based on Valvoline employee’s participation in the plan prior to September 1, 2016. Subsequent to the transfer from Ashland, Valvoline accounts for the plans as single-employer plans recognizing the full amount of any costs, gains, and net liabilities within the condensed consolidated financial statements. The total pension and other postretirement benefit income accounted for under the single employer plan method was $25 million during the three months ended December 31, 2016 primarily recognized within Non-service income and gains on pension and other postretirement plans in the Condensed Consolidated Statements of Comprehensive Income. The total pension income allocated to Valvoline related to multi-employer pension plans was income of $1 million for the three months ended December 31, 2015 primarily within Non-service income and gains on pension and other postretirement plans in the Condensed Consolidated Statements of Comprehensive Income. The net periodic benefit costs for the pension and other postretirement benefit plans are disclosed in further below.

Contributions to the pension plans were approximately $3 million during the three months ended December 31, 2016. Expected contributions to pension plans for the remainder of 2017 are approximately $12 million.

Plan amendments and remeasurements

Effective January 1, 2017, Valvoline discontinued certain other postretirement health and life insurance benefits. The effect of these plan amendments resulted in a remeasurement gain of $8 million within Non-service income and gains on pension and other postretirement plans in the Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016.

Components of net periodic benefit costs (income)

For segment reporting purposes, service cost is proportionately allocated to each reportable segment, while all other components of net periodic benefit income are recognized within Unallocated and other.

The following table summarizes the components of pension and other postretirement benefit income. For the three months ended December 31, 2015, these amounts were generally related to allocations to Valvoline under a multi-employer plan.

			Other postretirement benefits
	Pension benefits
(In millions)	2016	2015	2016	2015
Three months ended December 31
Service cost	$1	$2	$—	$—
Interest cost	21	6	—	—
Expected return on plan assets	(36)	(9)	—	—
Amortization of prior service credit	—	—	(3)	—
Actuarial gain	—	—	(8)	—
Net periodic benefit income	$(14)	$(1)	$(11)	$—

Deferred compensation investments

Deferred compensation investments consist of Level 1 measurements within the fair value hierarchy, which are observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities. Valvoline had $34 million of non-qualified benefit plan investments as of December 31 and September 30, 2016, which primarily consist of fixed income U.S government bonds and are classified as other noncurrent assets in the Condensed Consolidated Balance Sheets. Gains and

losses related to deferred compensation investments are immediately recognized within the Condensed Consolidated Statements of Comprehensive Income.

NOTE 7 – LITIGATION, CLAIMS AND CONTINGENCIES

There are various claims, lawsuits and administrative proceedings pending or threatened against Valvoline and its various subsidiary companies. Such actions are with respect to commercial and tax disputes, product liability, toxic tort liability, environmental, and other matters which seek remedies or damages, in some cases in substantial amounts. While Valvoline cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded where appropriate and losses already recognized with respect to such actions were not material as of December 31, 2016 and September 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Valvoline currently believes that such potential losses will not be material.

NOTE 8 - EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (“EPS”). Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions except per share data)	2016	2015
Numerator
Net income	$72	$65
Denominator
Weighted-average shares used to compute basic EPS	205	205
Effect of dilutive securities (a)	—	—
Weighted-average shares used to compute diluted EPS	205	205

Earnings per share
Basic	$0.35	$0.32
Diluted	$0.35	$0.32

(a) During the three months ended December 31, 2016, the Company issued share-based awards to six non-employee directors. These awards had no material impact on earnings per share.

NOTE 9 - STOCKHOLDERS’ EQUITY

Stockholder dividends

On November 15, 2016, the Company’s Board of Directors announced a quarterly cash dividend of $0.049 per share of common stock to eligible shareholders of record as of December 5, 2016. A total amount of $10 million was paid on December 20, 2016. Of this $10 million dividend payment, $8 million was paid to Ashland as they hold approximately 83% of the outstanding common stock of Valvoline.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Condensed Consolidated Statements of Comprehensive Income are presented in the following table, before tax and net of tax effects.

	2016			2015
(In millions)	Before tax	Tax expense	Net of tax	Before tax	Tax expense	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation loss	$(9)	$—	$(9)	$(5)	$1	$(4)
Pension obligation adjustment:
Amortization of unrecognized prior service credits included in net income (a)	(3)	1	(2)	—	—	—
Total other comprehensive (loss) income	$(12)	$1	$(11)	$(5)	$1	$(4)

 (a) Amortization of unrecognized prior service credits are included in net periodic benefit income for pension and other postretirement plans and are included in Non-service income and gains on pension and other postretirement plans in the Condensed Consolidated Statements of Comprehensive Income.

In accordance with U.S. GAAP, as disclosed in the table above, certain pension costs are amortized from accumulated other comprehensive loss and recognized in net income. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information.

NOTE 10 – RELATED PARTY TRANSACTIONS

Financial assets

Ashland is party to an agreement to sell accounts receivable for a Valvoline customer in the form of drafts or bills of exchange to a financial institution. Each draft constitutes an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement is to decrease the time accounts receivable is outstanding and increase cash flows as Ashland in turn remits payment to Valvoline.  At December 31, 2016 and September 30, 2016, the amount of accounts receivable sold by Ashland to the financial institution was $11 million and $29 million, respectively.

Derivative instruments

Until the IPO, Valvoline participated in Ashland’s centralized derivative programs that engage in certain hedging activities, which Ashland used to manage its exposure to fluctuations in foreign currencies. Gains and losses related to a hedge were either recognized in Ashland’s income immediately, to offset the gain or loss on the hedged item, or deferred and recorded in the equity section of Ashland’s balance sheet as a component of accumulated other comprehensive loss and subsequently recognized in Ashland’s income when the underlying hedged item was recognized in earnings. As a result, gains or losses on hedges during the three months ended December 31, 2015 were not material and are reflected in Valvoline’s Condensed Consolidated Statements of Comprehensive Income through allocation from Ashland in Selling, general and administrative expense.

Valvoline began its own hedging program in late September 2016 to manage exposure to fluctuations in foreign currency with an outstanding notional contract value of $22 million as of December 31, 2016. All derivative instruments are recognized as either assets or liabilities on the Condensed Consolidated Balance Sheets and are measured at fair value. As of December 31 and September 30, 2016, these balances were not material. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Condensed Consolidated Statements of Comprehensive Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Gains and losses recognized during the three months ended December 31, 2016 were not material and were recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income.

Stock incentive plans

Valvoline has historically participated in Ashland’s stock incentive plans for key employees and directors, primarily in the form of stock appreciation rights (“SARs”), restricted stock, performance shares and other non-vested stock awards. Equity-based compensation expense has been either directly reported by or allocated to Valvoline based on the awards and terms previously granted to Ashland’s employees. Stock-based compensation expense recorded by Valvoline during the three months ended December 31, 2016 and 2015 were $1 million and $3 million, respectively. For the three months ended December 31, 2016 and 2015, these costs were primarily included within the Selling, general and administrative caption of the Condensed Consolidated Statements of Comprehensive Income. Compensation expense for stock incentive plans is generally based on the grant-date fair value over the appropriate vesting period. Ashland utilizes several industry-accepted valuation models to determine the fair value. Until the Separation occurs, Valvoline will continue to participate in Ashland’s equity-based compensation plans and record equity-based compensation expense based on the historical allocation of cost. Upon Separation, Ashland intends to convert these equity-based awards to Valvoline-based awards.

Related party receivables and payables

At December 31, 2016, Valvoline had receivables from Parent of $5 million recorded in other current assets on the Condensed Consolidated Balance Sheets. Also, at December 31, 2016, Valvoline had recorded payables to Parent of $44 million which was included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, and $69 million which was recorded other long-term liabilities in the Condensed Consolidated Balance Sheets. The current liability relates primarily to current obligations owed to Ashland under the Tax Matters Agreement, transition services and other miscellaneous billings. The long-term liability relates primarily to the obligations under the Tax Matters Agreement.

At September 30, 2016, Valvoline had receivables from Parent of $30 million recorded in other current assets on the Condensed Consolidated Balance Sheets. Also, at September 30, 2016, Valvoline had recorded obligations to Parent of $73 million, of which $2 million is in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets and $71 million was recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The long-term liability related primarily to the obligations under the Tax Matters Agreement.

Corporate allocations

Prior to the completion of the IPO, Valvoline has historically utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to Valvoline. Such expenses represent costs related, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of Ashland overhead costs, are included within the

Selling, general and administrative caption of the Condensed Consolidated Statements of Comprehensive Income. Where it was possible to specifically attribute such expenses to activities of Valvoline, amounts have been charged or credited directly to Valvoline without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by Valvoline during the periods presented on a consistent basis, such as headcount, square footage, tangible assets or sales. Valvoline’s management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

There were no general corporate expenses allocated to Valvoline during the three months ended December 31, 2016 while there were $21 million allocated during the three months ended December 31, 2015. The following table summarizes the centralized and administrative support costs of Ashland that were allocated to Valvoline for the three months ended December 31, 2015.

Three months ended December 31
(In millions)	2015
Information technology	$5
Financial and accounting	3
Building services	3
Legal and environmental	2
Human resources	1
Shared services	1
Other general and administrative	6
Total	$21

NOTE 11 - REPORTABLE SEGMENT INFORMATION

Valvoline’s business is managed within reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Valvoline’s operating segments are identical to its reportable segments. Operating income is the primary measure reviewed by the chief operating decision maker in assessing each reportable segment’s financial performance. Valvoline’s businesses are managed within three reportable operating segments:  Core North America, Quick Lubes, and International. Additionally, to reconcile to total consolidated Operating income, certain corporate and other non-operational costs are included in Unallocated and other.

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

Through its Quick Lubes business segment, Valvoline operates Valvoline Instant Oil Change (“VIOC”), a quick-lube service chain involving both Company-owned and franchised stores. Valvoline also sells its products and provides Valvoline branded signage to independent quick lube operators through its Express Care program.

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
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses, including $6 million of separation costs during the three months ended December 31, 2016.

Reportable segment results

Results of Valvoline’s reportable segments are presented based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments.  The structure and practices are specific to Valvoline; therefore, the financial results of Valvoline’s reportable segments are not necessarily comparable with similar information for other companies.  Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans and/or other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs has historically been allocated to each reportable segment on a ratable basis (going forward the only plans with ongoing service costs will be international plans within the international segment), while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.

During the three months ended December 31, 2016, the Company completed the acquisition of five locations within the Quick Lubes reportable segment. During the fourth quarter of fiscal 2016, the Company paid $4 million related to this acquisition, which has primarily been recorded in Goodwill and intangibles on the Condensed Consolidated Balance Sheets.

The following table presents various financial information for each reportable segment:

(In millions)	For the three months ended December 31
	2016	2015
Sales
Core North America	$237	$241
Quick Lubes	127	100
International	125	115
	$489	$456
Operating Income
Core North America	$51	$53
Quick Lubes	29	23
International	20	16
Total operating segments	$100	$92
Unallocated and other (a)	20	4
	$120	$96

(a)	During the three months ended December 31, 2016, Unallocated and other includes a gain of $8 million related to other postretirement plan actuarial remeasurement and $6 million of separation costs.

NOTE 12 – SUBSEQUENT EVENTS

Dividend declared

On January 24, 2017, the Board of Directors of Valvoline Inc. declared a quarterly cash dividend of $0.049 per share on Valvoline common stock. The dividend is payable on March 15, 2017 to shareholders of record on March 1, 2017.

Time-It Lube Acquisition

On January 31, 2017, Valvoline completed the previously announced acquisition of the business assets related to 28 quick-lube stores from Time-It Lube LLC and Time-It Lube of Texas, LP for $48 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our industry, position, goals, strategy, future operations, financial position, revenues, estimated costs, prospects, margins, profitability, capital expenditures, liquidity, capital resources, dividends, plans and objectives of management are forward-looking statements. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Valvoline may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (“SEC”), news releases and other written and oral communications.

These forward-looking statements are based on Valvoline’s current expectations and assumptions regarding, as of the date such statements are made, Valvoline’s future operating performance and financial condition, including Valvoline’s separation from Ashland (the “Separation”), the expected timetable for Ashland’s potential distribution of its remaining Valvoline common stock to Ashland shareholders (the “Stock Distribution”) and Valvoline’s future financial and operating performance, strategic and competitive advantages, leadership and future opportunities, as well as the economy and other future events or circumstances. Valvoline’s expectations and assumptions include, without limitation, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: demand for Valvoline’s products and services; sales growth in emerging markets; the prices and margins of Valvoline’s products and services; the strength of Valvoline’s reputation and brand; Valvoline’s ability to develop and successfully market new products and implement its digital platforms; Valvoline’s ability to retain its largest customers; potential product liability claims; achievement of the expected benefits of the Separation; Valvoline’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Valvoline’s future cash flows, results of operations, financial condition and Valvoline’s ability to repay debt) and other liabilities; operating as a stand-alone public company; Valvoline’s ongoing relationship with Ashland; failure, caused by Valvoline, of Stock Distribution to Ashland shareholders to qualify for tax-free treatment, which may result in significant tax liabilities to Ashland for which Valvoline may be required to indemnify Ashland; and the impact of acquisitions and/or divestitures Valvoline has made or may make (including the possibility that Valvoline may not realize the anticipated benefits from such transactions or difficulties with integration). These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although Valvoline believes that the expectations reflected in these forward-looking statements are reasonable, Valvoline cannot guarantee future results, level of activity, performance or achievements. In addition, neither Valvoline nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Valvoline or any other person that Valvoline will achieve its objectives and plans in any specified time frame, or at all. These forward-looking statements are as of the date of this Quarterly Report on Form 10-Q.

Other important factors that could cause actual results to differ materially from those contained in these forward-looking statements are discussed under “Use of estimates, risks and uncertainties” in Note 2 of Notes to Consolidated Financial Statements and in “Item 1A. Risk Factors” in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC, which is available on Valvoline’s website at http://www.valvoline.com or on the SEC’s website at http://www.sec.gov. Any references to our website are intended to be inactive textual references only, and information on Valvoline’s website is not incorporated into or a part of this Form 10-Q. Except as required by law, Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. All forward-looking statements attributable to Valvoline are expressly qualified in their entirety by these cautionary statements as well as others made in this Quarterly Report on Form 10-Q and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW

Valvoline Inc. (“Valvoline” or the “Company”) is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. Established in 1866, Valvoline’s heritage spans 150 years, during which it has developed powerful name recognition across multiple product and service channels. Valvoline also operates a retail quick lube service chain through Valvoline Instant Oil Change (“VIOC”), which provides service through 1,076 franchised and company-owned stores.

Valvoline has significant positions in the United States in all of the key lubricant sales channels, and also has a strong international presence with products sold in approximately 140 countries. Sales from external customers in the United States represented 72% of total sales during the three months ended December 31, 2016. Sales from external customers in the United States and all other foreign countries for the three months ended December 31, 2016 and 2015:

(In millions)	Three months ended December 31
Sales from external customers	2016	2015
United States	$352	$331
International	137	125
	$489	$456

In the United States and Canada, Valvoline’s products are sold to consumers through over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,076 Valvoline branded franchised and company-owned stores. Valvoline serves its customer base through an extensive sales force and technical support organization, allowing Valvoline to leverage its technology portfolio and customer relationships globally, while meeting customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.
Reportable Segments
Valvoline’s reporting structure is principally composed of three reportable segments: Core North America, Quick Lubes and International. Additionally, to reconcile to total consolidated Operating income, certain corporate and other non-operational costs are included in Unallocated and other.

Sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

	Three months ended December 31
Sales by Reportable Segment	2016	2015
Core North America	48%	53%
Quick Lubes	26%	22%
International	26%	25%
	100%	100%

SEPARATION FROM ASHLAND

Valvoline Inc. was incorporated in May 2016 as a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland” or “Parent”). On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses (the “Separation”). Following a series of restructuring steps, prior to the initial public offering (“IPO”) of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline Inc. such that the Valvoline business includes substantially all of the historical Valvoline business reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline by Ashland. At December 31, 2016 Valvoline remains a subsidiary of Ashland as they continue to hold approximately 83% of the outstanding Valvoline shares.

Subject to market conditions and other factors, Ashland presently intends to distribute its shares of Valvoline common stock to Ashland’s stockholders following the release of second fiscal quarter of 2017 financial results by both Ashland and Valvoline (the “Stock Distribution”).

Valvoline incurred certain costs related to the separation from Ashland, which are recorded within Separation costs in the Condensed Consolidated Statements of Comprehensive Income. During the three months ended December 31, 2016, Valvoline recognized separation costs of $6 million, which are primarily related to costs required to separate the enterprise resource planning systems. Valvoline did not recognize any separation costs during the three months ended December 31, 2015.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of Non-GAAP Performance Metrics

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

Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities. Valvoline’s condensed consolidated financial statements include actuarial gains and losses for defined benefit pension and other postretirement benefit plans recognized annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees.

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
The following table reconciles EBITDA and Adjusted EBITDA to net income.

	Three months ended December 31
(In millions)	2016	2015
Net income	$72	$65
Income tax expense	38	31
Net interest and other financing expense	10	—
Depreciation and amortization	9	9
EBITDA	129	105
Gains on pension and other postretirement plans remeasurement	(8)	—
Separation costs	6	—
Adjusted EBITDA (a)	$127	$105

(a) Includes net periodic pension and other postretirement income, which consisted of service cost, interest cost, expected return on plan assets and amortization of prior service credit. Net periodic pension and other postretirement income was $17 million and $1 million for the three months ended December 31, 2016 and 2015, respectively.
Consolidated Review
Net income
Valvoline’s net income is primarily affected by results within operating income, income taxes and other significant events or transactions that are unusual or nonrecurring. Pre-tax income for the three months ended December 31, 2016 includes $6 million of separation costs and an $8 million remeasurement gain associated with certain other postretirement plans. There were no such amounts for the three month periods ended December 31, 2015.
Three months ended December 31, 2016 and 2015
Key financial results for the three months ended December 31, 2016 and 2015 included the following:

•	Net income amounted to $72 million and $65 million during the three months ended December 31, 2016 and 2015, respectively.

•	The effective income tax rates of 34.5% and 32.3% for the three months ended December 31, 2016 and 2015, respectively.

•	Valvoline incurred pre-tax net interest and other financing expense of $10 million for the three months ended December 31, 2016 and none was incurred during the three months ended December 31, 2015.

•
Valvoline recognized a total of $26 million of non-service pension and other postretirement plan income, including the $8 million gain from other postretirement plan remeasurement during the three months ended December 31, 2016 compared to approximately $3 million of income during the three months ended December 31, 2015.

•
Operating income for our three operating segments of Core North America, Quick Lubes and International was $100 million and $92 million during the three months ended December 31, 2016 and 2015, respectively. Unallocated and other included an additional $20 million and $4 million for the three months ended December 31, 2016 and 2015, respectively to reconcile to consolidated Operating income of $120 million and $96 million during the three months ended December 31, 2016 and 2015, respectively.

For further information on the items reported above, see the discussion in the comparative “Condensed Consolidated Statements of Comprehensive Income – Caption Review.”
Operating income
Operating income was $120 million and $96 million during the three months ended December 31, 2016 and 2015, respectively. The current and prior periods’ operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•	$6 million of separation costs related to the separation of Valvoline from Ashland during the three months ended December 31, 2016;

•	Remeasurement gain of $8 million associated with the discontinuation of certain other postretirement health and life insurance benefits during the three months ended December 31, 2016; and

•	$9 million of depreciation and amortization during each of the three month periods ended December 31, 2016 and 2015.

EBITDA and Adjusted EBITDA

EBITDA totaled $129 million and $105 million for the three months ended December 31, 2016 and 2015, respectively. Adjusted EBITDA totaled $127 million and $105 million for the three months ended December 31, 2016 and 2015, respectively. For a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures.” The increase in Adjusted EBITDA was primarily due to an increase in non-service pension and other postretirement income combined with the performance of our operating segments. Core North America’s Adjusted EBITDA decreased $3 million, or 5%, compared to the three months ended December 31, 2015, primarily as a result of unfavorable product pricing, partially offset by favorable mix with an increase in the percentage of sales for premium lubricants. Quick Lubes’ Adjusted EBITDA increased $7 million, or 26%, compared to the three months ended December 31, 2015. Approximately $3 million of the Adjusted EBITDA increase for Quick Lubes’ was related to a recent acquisition, while the remainder of the improvement was the result of increased volumes, favorable product mix and lower raw material costs, which increased gross profit. Adjusted EBITDA for International increased $4 million, or 24%, compared to the three months ended December 31, 2015, primarily due to increased volume.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – CAPTION REVIEW
A comparative analysis of the Condensed Consolidated Statements of Comprehensive Income by caption is provided as follows for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015	Change
Sales	$489	$456	$33

The following table provides a reconciliation of the change in sales between the three months ended December 31, 2016 and 2015.

(In millions)	Three months ended December 31, 2016
Pricing	$(11)
Volume	23
Product mix	8
Currency exchange	(1)
Acquisition	14
Change in sales	$33

Sales for the current quarter increased $33 million, or 7%, compared to the prior year quarter. Higher volume levels and changes in product mix increased sales by approximately $23 million, or 5%, and approximately $8 million, or 2%, respectively. During the three months ended December 31, 2016, lubricant gallons sold increased 7% to 43.1 million. The acquisition of Oil Can Henry’s increased sales by $14 million during the three months ended December 31, 2016. Lower product pricing and unfavorable foreign currency exchange decreased sales by $11 million, or 2% and $1 million, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, such as the Euro.

	Three months ended December 31
(In millions)	2016	2015	Change
Cost of sales	$304	$280	$24
Gross profit as a percent of sales	37.8%	38.6%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between the three months ended December 31, 2016 and 2015.

(In millions)	Three months ended December 31, 2016
Product cost	$(8)
Volume and product mix	21
Acquisition	10
Pension and other postretirement benefit plans cost	1
Change in cost of sales	$24

Cost of sales for the current quarter increased $24 million compared to the prior year quarter primarily due to increases in volume and product mix of $21 million or 8%. The acquisition of Oil Can Henry’s, during fiscal 2016, increased cost of sales by $10 million. These increases were partially offset by decreases in product costs of $8 million or 3%. Pension and other postretirement benefit plans income of approximately $1 million was recorded in Cost of sales during the three months ended December 31, 2015 and less than $1 million of pension and other postretirement plans cost was recorded in Costs of sales during the three months ended December 31, 2016. In connection with the freeze of pension benefits effective September 30, 2016, beginning in fiscal 2017, the only pension cost that is included in Cost of sales is the ongoing service costs related to pension and other postretirement benefits, and all other pension related amounts are recorded in Non-service income and gains on pension and other postretirement plans.

	Three months ended December 31
(In millions)	2016	2015	Change
Selling, general and administrative expense	$95	$87	$8
As a percent of sales	19.4%	19.1%

Total selling, general and administrative expenses increased $8 million, or 9%, during the current period as compared to the prior year period. The key drivers of this increase were costs associated with having acquired Oil Can Henry’s, general inflationary costs, and new public company costs, including employee costs, consulting and legal, which were partially offset by a decrease in pension and other postretirement plan service costs.

	Three months ended December 31
(In millions)	2016	2015	Change
Non-service income and gains on pension and other postretirement plans	$26	$2	$24
As a percent of sales	5.3%	0.4%

Non-service income and gains on pension and other postretirement plans increased by $24 million during the current period primarily due to an increase in pension and other postretirement benefit income, as well as a gain on other postretirement plan remeasurement of $8 million during the current period and no remeasurement during the prior year period.

	Three months ended December 31
(In millions)	2016	2015	Change
Separation costs	$6	$—	$6

The Company incurred $6 million of separation costs during the current period in relation to the Separation from Ashland, which was primarily driven by costs to separate enterprise resource planning systems.

	Three months ended December 31
(In millions)	2016	2015	Change
Equity and other income
Equity income	$4	$3	$1
Other income	6	2	4
	$10	$5	$5

Equity and other income increased $5 million during the current period primarily as a result of an increase of approximately $3 million in other income, a $1 million increase in royalty income and a $1 million increase in equity income.

	Three months ended December 31
(In millions)	2016	2015	Change
Net interest and other financing expense	$10	$—	$10

Net interest and other financing expense increased by $10 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015. This increase was driven by the debt instruments that Valvoline currently holds, of which there were none in the prior year.

	Three months ended December 31
(In millions)	2016	2015	Change
Income tax expense	$38	$31	$7
Effective tax rate	34.5%	32.3%

The overall effective tax rate was 34.5% for the three months ended December 31, 2016 and impacted by a net favorable benefit of discrete items. The overall effective tax rate was 32.3% for the three months ended December 31, 2015 and was favorably impacted primarily by the reinstatement of the research and development tax credit.
RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Valvoline’s business is managed within three reportable segments: Core North America, Quick Lubes and International. Results of Valvoline’s reportable segments are presented based on its management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs has historically been allocated to each reportable segment on a ratable basis (going forward the only plans with ongoing service costs will be international plans within the international segment); while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Valvoline refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Revisions to Valvoline’s methodologies that are deemed insignificant are applied on a prospective basis.

The EBITDA and Adjusted EBITDA amounts presented within this section are provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for each reportable segment. Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA divided by sales). Valvoline does not allocate items to each reportable segment below operating income, such as interest expense and income taxes. As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Condensed Consolidated Statements of Comprehensive Income caption.

The following table shows sales, operating income and statistical operating information by reportable segment for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Sales
Core North America	$237	$241
Quick Lubes	127	100
International	125	115
	$489	$456
Operating income
Core North America	$51	$53
Quick Lubes	29	23
International	20	16
Total operating segments	100	92
Unallocated and other	20	4
	$120	$96
Depreciation and amortization
Core North America	$3	$4
Quick Lubes	5	4
International	1	1
	$9	$9
Operating information
Core North America
Lubricant sales gallons	24.1	23.6
Premium lubricants (percent of U.S. branded volumes)	43.8%	39.7%
Gross profit as a percent of sales (a)	40.9%	41.4%
Quick Lubes
Lubricant sales gallons	5.3	4.6
Premium lubricants (percent of U.S. branded volumes)	58.6%	55.8%
Gross profit as a percent of sales (a)	40.1%	40.5%
International
Lubricant sales gallons (b)	13.7	12.2
Lubricant sales gallons, including unconsolidated joint ventures	23.0	20.3
Premium lubricants (percent of lubricant volumes)	27.4%	28.7%
Gross profit as a percent of sales (a)	30.7%	30.0%

(a)	Gross profit is defined as sales, less cost of sales.

(b)	Excludes volumes from unconsolidated joint ventures.

Core North America

Core North America sales decreased $4 million, or 2%, to $237 million during the current quarter. This decrease was primarily driven by lower product pricing decreased sales by $10 million, or 4%, which was partially offset by changes in product mix that increased sales by $5 million, or 2%.

Gross profit decreased $3 million, or 0.5% to 40.9% during the current quarter compared to the prior year quarter. Lower pricing, partially offset by lower product costs decreased gross profit by $6 million, which was partially offset by favorable product mix of $3 million. The net decrease compared to the prior year was primarily due to raw material costs increases ahead of pricing during the three months ended December 31, 2016, while we were able to maintain our pricing during a period of declining raw material costs during the three months ended December 31, 2015.

Selling, general and administrative expense increased $1 million during the current quarter, primarily as a result of increased employee related costs. These costs were partially offset by a $1 million decrease in bad debt expense due to certain recoveries during the current year quarter. Equity and other income increased $2 million compared to the prior year primarily as a result of certain non-strategic income generating testing projects completed during the quarter.

Operating income totaled $51 million in the current quarter as compared to $53 million in the prior year quarter. EBITDA decreased $3 million to $54 million in the current quarter. EBITDA margin decreased 0.9 percentage points to 22.8% in the current quarter.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Core North America. There were no unusual or key items that affected comparability for Adjusted EBITDA during the three months ended December 31, 2016.

	Three months ended December 31
(In millions)	2016	2015
Operating income	$51	$53
Depreciation and amortization	3	4
EBITDA	$54	$57

Quick Lubes

Quick Lubes sales increased $27 million, or 27%, to $127 million during the current quarter. Volume increased sales by $9 million as lubricant sales gallons increased to 5.3 million during the current quarter. The acquisition of Oil Can Henry’s increased sales by $14 million during the three months ended December 31, 2016. Changes in product mix and favorable product pricing each increased sales by $2 million.

Gross profit increased $10 million during the current quarter compared to the prior year quarter. Increases in volumes and changes in product mix combined to increase gross profit by $3 million. Lower raw material costs, combined with favorable product pricing, increased gross profit by $3 million, while the acquisition of Oil Can Henry’s increased gross profit by $4 million. Gross profit margin during the current quarter decreased 0.4 percentage points to 40.1%.

Selling, general and administrative expense increased $4 million during the current quarter. The increase was primarily a result of employee related costs and a $1 million increase in operating costs as a result of the acquisition of Oil Can Henry’s. Equity and other income increased $1 million compared to the prior year quarter to partially offset some of the increase in selling, general and administrative expenses.

Operating income totaled $29 million in the current quarter as compared to $23 million in the prior year quarter. EBITDA increased $7 million to $34 million in the current quarter. EBITDA margin decreased 0.2 percentage points to 26.8% in the current quarter.

Additional Sales and Growth Information

Quick Lubes sales are influenced by the number of company-owned stores and the business performance of those stores. Through Quick Lubes, Valvoline sells products to and receive royalty fees from VIOC franchisees. As a result, Quick Lubes sales are influenced by the number of units owned by franchisees and the business performance of franchisees. The following tables provide supplemental information regarding company-owned stores and franchisees that Valvoline believes is relevant to an understanding of the Quick Lubes business.

	Three months ended
	December 31
	2016			2015
	Company-owned	Franchise	Total VIOC Stores	Company-owned	Franchise	Total VIOC Stores

Beginning of period	342	726	1,068	279	663	942
Opened	—	10	10	—	11	11
Acquired	—	—	—	4	—	4
Conversions between company-owned and franchise	5	(5)	—	—	—	—
Closed	—	(2)	(2)	(1)	—	(1)
End of period	347	729	1,076	282	674	956

The year over year change from December 31, 2015 to December 31, 2016 is primarily driven by the acquisition of Oil Can Henry's in February 2016, which added 89 locations.

	Three months ended December 31
	2016	2015
Same-Store Sales Growth** - Company-owned	9.5%	5.6%
Same-Store Sales Growth** - Franchisee*	8.9%	7.8%
Same-Store Sales Growth** - Combined*	9.0%	7.1%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
**Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Quick Lubes. There were no unusual or key items that affected comparability for Adjusted EBITDA for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Operating income	$29	$23
Depreciation and amortization	5	4
EBITDA	$34	$27
International

International sales increased $10 million, or 9%, to $125 million during the current quarter. This was primarily driven by higher volume levels, which increased sales by $14 million, or 12%, partially offset by lower product pricing, which decreased sales by approximately $4 million. Unfavorable foreign currency exchange decreased sales by approximately $1 million.

Gross profit increased $4 million during the current quarter compared to the prior year quarter. This increase was primarily driven by increases in volumes. Gross profit margin during the current quarter increased 0.7 percentage points to 30.7%.

Selling, general and administrative expense increased $2 million during the current quarter, primarily as a result of $1 million of increased employee costs, as well as small increases in other expenses. Equity and other income increased $2 million compared to the prior year quarter primarily as a result of a $1 million increase in royalty income and a $1 million increase in equity income.

Operating income totaled $20 million in the current quarter as compared to $16 million in the prior year quarter. EBITDA increased $4 million in the current quarter to $21 million. EBITDA margin increased 2.0 percentage points to 16.8% in the current quarter.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of International. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Valvoline’s operations, which exclude certain key items. There were no unusual or key items that affected comparability for Adjusted EBITDA for three months ended December, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Operating income	$20	$16
Depreciation and amortization	1	1
EBITDA	$21	$17
Unallocated and Other
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are reported within the operating segments), certain significant restructuring activities and legacy costs.
The following table summarizes the key components of Unallocated and other operating income (expense) for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Gain on pension and other postretirement plan remeasurement	$8	$—
Pension and other postretirement net periodic income (a)	18	3
Separation costs	(6)	—
Other	—	1
Total income	$20	$4

(a) Amounts exclude service costs of $1 million and $2 million which are recorded within the results of the operating segments for the three months ended December 31, 2016 and 2015, respectively.

Unallocated and other recorded income of $20 million and $4 million during the three months ended December 31, 2016 and 2015, respectively. Unallocated and other includes pension and other postretirement net periodic costs and income within operations that have not been allocated to reportable segments.

In connection with Valvoline’s separation from Ashland, the Company assumed pension and other postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. Before the transfer on September 1, 2016, these plans were accounted for by Valvoline as multi-employer plans. See Note 6 of Notes to the Condensed Consolidated Financial Statements as changes made to these plans will significantly impact amounts recorded by Valvoline in the future. In the historical periods presented, Valvoline received an allocation of the cost for these benefits based on Valvoline employees’ relative participation in the plan. However, as the responsibility for several of Ashland’s pension and other postretirement plans transferred to Valvoline, the full amount of any costs or gains related to the transferred plans has been reflected within the Valvoline condensed consolidated financial statements for the three months ended December 31, 2016 and will continue going forward. These pension and other postretirement plan costs include interest cost, expected return on assets and amortization of prior service credit, which resulted in income of $18 million within Non-service income and gains on pension and other postretirement plans in the Condensed Consolidated Statements of Comprehensive Income during the three months ended December 31, 2016 and $3 million during the three months ended December 31, 2015. During 2015, $1 million was recorded within Cost of sales and $2 million within Non-service income and gains on pension and other postretirement plans in the Condensed Consolidated Statements of Comprehensive Income. The current quarter also included an $8 million gain on the remeasurement of certain other postretirement health and life insurance benefits that were discontinued. Recent plan amendments froze the pension benefits for the majority of Ashland’s U.S. pension plans as of September 30, 2016 and reduced the retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. As a result of these amendments, the amounts recorded for pension and other postretirement plans are expected to be substantially different in 2017 and beyond.

Unallocated and other also includes $6 million of separation costs in 2016 in the current quarter. There were no such costs in the same quarter of the prior year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Historically, the cash flow provided by operations was transferred to Ashland to support its overall centralized cash management strategy. In connection with Valvoline’s initial separation from Ashland, prior to its IPO, Valvoline received $60 million in cash from Ashland. Since its IPO, Valvoline currently maintains separate cash management and financing functions for operations.

Valvoline had $236 million in cash and cash equivalents as of December 31, 2016, of which $79 million was held by foreign subsidiaries. Valvoline currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.

During the quarter Valvoline entered into an accounts receivable securitization, which makes available up to $125 million. Valvoline borrowed $75 million under this facility during the quarter and applied the net proceeds to reduce borrowings under the Term Loan A by the same amount.

Valvoline’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Cash Flows are summarized as follows for the three months ended December 31, 2016 and 2015.

	Three months ended December 31

(In millions)	2016	2015
Cash provided by (used in):
Operating activities	$88	$40
Investing activities	(10)	(9)
Financing activities	(16)	(31)
Effect of currency exchange rate changes on cash and cash equivalents	2	—
Net change in cash and cash equivalents	$64	$—

Operating activities

The following discloses the cash flows associated with Valvoline’s operating activities for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Cash flows from operating activities:
Net income	$72	$65
Adjustments to reconcile income to cash flows from operating activities
Depreciation and amortization	9	9
Debt issuance cost amortization	1	—
Equity income from affiliates	(4)	(3)
Distributions from equity affiliates	—	4
Pension contributions	(3)	(1)
Gain on pension and other postretirement plan remeasurements	(8)	—
Stock-based compensation expense	1	—
Change in assets and liabilities (a)
Accounts receivable	10	13
Inventories	(2)	(2)
Payables and accrued liabilities	23	(37)
Other assets and liabilities	(11)	(8)
Total cash flows provided by operating activities	$88	$40

(a)	Excludes changes resulting from operations acquired or sold.

Cash provided by operating activities was $88 million in the current quarter and $40 million in the prior year quarter. The increase in cash flows provided by operating activities was primarily related to the timing of cash settlements of working capital accounts related to the Separation. Specifically, $23 million in customer payments on certain Valvoline receivables were collected by Ashland prior to September 30, 2016 and were remitted to Valvoline during the three months ended December 31, 2016. In addition, accrued liabilities increased approximately $40 million related to transition services, tax sharing, and other miscellaneous billings from Ashland.

Investing activities
The following table sets forth the cash flows associated with investing activities for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Cash flows from investing activities
Additions to property, plant and equipment	$(9)	$(5)
Purchase of operations, net of cash acquired	—	(4)
Other investing activities	(1)	—
Total cash flows used in investing activities	$(10)	$(9)
 Cash used by investing activities was $10 million and $9 million during the three months ended December 31, 2016 and 2015, respectively. Cash outflows for capital expenditures increased during the three months ended December 31, 2016 primarily related to the Company’s investments in preparation for full separation from Ashland to operate as a stand-alone company. Cash outflows during the three months ended December 31, 2015 also included $4 million related to the purchase of nominal Quick Lubes locations.

Financing activities
The following table sets forth the cash flows associated with financing activities for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015
Cash flows from financing activities
Net transfers to Parent	$(2)	$(31)
Proceeds from borrowings	75	—
Repayments on borrowings	(79)	—
Cash dividends paid	(10)	—
Total cash flows used in financing activities	$(16)	$(31)

Cash flows used in financing activities was $16 million for current quarter, and $31 million in the prior year quarter, respectively. Cash flows used by financing activities in the current quarter were related to the payment of cash dividends of $0.049 per share for a total of $10 million, as well as repayments on the term loan borrowing, net of proceeds related to the issuance of accounts receivable securitization of $75 million. Cash flows used by financing activities in the prior year quarter were primarily the net remittances to Ashland as Ashland managed Valvoline’s cash and financing arrangements prior to the IPO and all excess cash generated through earnings were remitted to Ashland and all sources of cash were funded by Ashland.

Free cash flow and other liquidity information

The following table sets forth free cash flow for the disclosed periods and reconciles free cash flow to cash flows provided by operating activities. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs, and includes the pension and other postretirement plan remeasurement losses or gains related to Ashland sponsored benefit plans accounted for as a participation in a multi-employer plan prior to their transfer to Valvoline in September 2016. See “Results of Operations-Consolidated Review-Non-GAAP Performance Metrics” for additional information.

	Three months ended December 31
(In millions)	2016	2015
Cash flows provided by operating activities	$88	$40
Less:
Additions to property, plant and equipment	(9)	(5)
Free cash flows	$79	$35

At December 31, 2016, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $281 million, compared to $349 million at September 30, 2016. Liquid assets, (cash, cash equivalents, and accounts receivable) amounted to 119% of current liabilities at December 31, 2016 and 134% at September 30, 2016.

Debt
The following summary reflects Valvoline’s debt as of December 31, 2016 and September 30, 2016:

	December 31	September 30
(In millions)	2016	2016
Short-term debt	$75	$—
Long-term debt (including current portion and debt issuance cost discounts) (a)	665	743
Total debt	$740	$743

(a)	Amount is net of $8 million and $9 million of debt issuance cost discounts as of December 31, 2016 and September 30, 2016, respectively.

Debt covenant restrictions

Valvoline’s debt contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively.

As of December 31, 2016, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement.

Cash projection

Valvoline projects that cash flow from operations and other available financial resources, such as cash on hand and revolving credit, should be sufficient to meet investing and financing requirements to enable Valvoline to comply with the covenants and other terms of its financing obligations.  These projections are based on various assumptions that include, but are not limited to: operational results, working capital cash generation, capital expenditures, divestitures and acquisitions, pension funding requirements and tax payments and receipts.

Capital expenditures

Valvoline is currently forecasting approximately $70 million to $80 million of capital expenditures for 2017, funded primarily from operating cash flows. Capital expenditures were $9 million and $5 million for the three months ended December 31, 2016 and 2015, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued accounting pronouncements and its impact on Valvoline, see Note 1 in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of Valvoline’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), sales deductions, employee benefit obligations, and income taxes.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis - Critical Accounting Policies” in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K and determined there were no changes to our critical accounting policies in the three months ended December 31, 2016. Also, there were no significant changes in our estimates associated with those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valvoline’s market risk exposure at December 31, 2016 is generally consistent with the types and amounts of market risk exposures presented in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, Valvoline, under the supervision and with the participation of its management, including Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control

During the three months ended December 31, 2016, there were no significant changes in Valvoline’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were not material during the quarter ended December 31, 2016. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended December 31, 2016.

ITEM 6.  EXHIBITS

10.1*	Supplement to Schedule 1.1 of the Transfer and Administration Agreement dated December 19, 2016, among Valvoline LLC and LEX Capital LLC.

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*
Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (ii) the Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
† Trademark owned by a third party.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

February 13, 2017	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer