Form 10-Q
period 2017-03-31
VALVOLINE INC
filed 2017-04-28
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
100 Valvoline Way
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                              Yes ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected no to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

At April 26, 2017, there were 204,531,221 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions except per share data - unaudited)	2017	2016	2017	2016
Sales	$514	$480	$1,003	$936
Cost of sales	316	288	620	568
Gross profit	198	192	383	368

Selling, general and administrative expense	97	93	192	180
Pension and other postretirement plan non-service income and remeasurement adjustments, net	(17)	1	(43)	(1)
Separation costs	6	—	12	—
Equity and other income	(5)	(6)	(15)	(11)
Operating income	117	104	237	200
Net interest and other financing expense	8	—	18	—
Net loss on acquisition	—	(1)	—	(1)
Income before income taxes	109	103	219	199
Income tax expense	38	35	76	66
Net income	$71	$68	$143	$133

NET INCOME PER SHARE
Basic and Diluted	$0.35	$0.33	$0.70	$0.65

AVERAGE SHARES OUTSTANDING
Basic and Diluted	205	205	205	205

DIVIDENDS PAID PER COMMON SHARE	$0.05	$—	$0.10	$—

COMPREHENSIVE INCOME
Net income	$71	$68	$143	$133
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	6	9	(3)	5
Pension and other postretirement obligation adjustment	(2)	—	(4)	—
Other comprehensive income (loss)	4	9	(7)	5
Comprehensive income	$75	$77	$136	$138

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions except per share amounts - unaudited)	March 31 2017	September 30 2016
Assets
Current assets
Cash and cash equivalents	$135	$172
Accounts receivable	405	363
Inventories	156	139
Other assets	36	56
Total current assets	732	730
Noncurrent assets
Property, plant and equipment
Cost	765	727
Accumulated depreciation	416	403
Net property, plant and equipment	349	324
Goodwill and intangibles	317	267
Equity method investments	30	26
Deferred income taxes	393	389
Other assets	86	89
Total noncurrent assets	1,175	1,095
Total assets	$1,907	$1,825

Liabilities and Stockholders’ Equity
Current liabilities
Short-term debt	$75	$—
Current portion of long-term debt	16	19
Trade and other payables	170	177
Accrued expenses and other liabilities	210	204
Total current liabilities	471	400
Noncurrent liabilities
Long-term debt	646	724
Employee benefit obligations	833	886
Deferred income taxes	2	2
Other liabilities	173	143
Total noncurrent liabilities	1,654	1,755
Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 205 shares issued and outstanding at March 31, 2017 and September 30, 2016	2	2
Paid-in capital	710	710
Retained earnings	123	—
Parent company investment	(1,049)	(1,039)
Accumulated other comprehensive loss	(4)	(3)
Total stockholders’ deficit	(218)	(330)
Total liabilities and stockholders’ deficit	$1,907	$1,825

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2017	2016
Cash flows from operating activities
Net income	$143	$133
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	18	19
Debt issuance cost amortization	2	—
Equity income from affiliates	(7)	(7)
Distributions from equity affiliates	3	8
Net loss on acquisition	—	1
Pension contributions	(10)	(2)
Gain on pension and other postretirement plan remeasurements	(8)	—
Stock-based compensation expense	3	—
Change in assets and liabilities (a)
Accounts receivable	(42)	(15)
Inventories	(17)	(17)
Payables and accrued liabilities	(9)	(10)
Other assets and liabilities	(6)	(19)
Total cash provided by operating activities	70	91
Cash flows from investing activities
Additions to property, plant and equipment	(27)	(14)
Acquisitions, net of cash acquired	(48)	(67)
Other investing activities, net	(1)	—
Total cash used in investing activities	(76)	(81)
Cash flows from financing activities
Net transfers to Parent	(2)	(10)
Proceeds from borrowings	75	—
Repayments on borrowings	(83)	—
Cash dividends paid	(20)	—
Total cash used in financing activities	(30)	(10)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—
Decrease in cash and cash equivalents	(37)	—
Cash and cash equivalents - beginning of period	172	—
Cash and cash equivalents - end of period	$135	$—

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Valvoline Inc. (“Valvoline” or the “Company”) is a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland” or “Parent”). On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and Ashland's specialty chemicals business (the “Separation”). Following a series of restructuring steps, Valvoline was incorporated in May 2016, and prior to the completion of the Company’s initial public offering (“IPO”) on September 28, 2016, substantially all of the historical Valvoline business reported by Ashland, as well as certain other legacy Ashland assets and liabilities, were transferred to Valvoline. After completing the IPO, Ashland owns approximately 83% of the total outstanding shares of Valvoline’s common stock. In April 2017, the Ashland Board of Directors authorized the distribution of all of its remaining interest in Valvoline to Ashland stockholders (the "Distribution") and determined the related record and distribution dates. Refer to Note 14, "Subsequent Events" for further details.

The contribution of the Valvoline business by Ashland to Valvoline was treated as a reorganization of entities under common Ashland control. As a result, Valvoline is retrospectively presenting the condensed consolidated financial statements of Valvoline and its subsidiaries for periods presented prior to the completion of the IPO, which have been prepared on a stand-alone basis and derived from Ashland’s consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to Valvoline’s operations, as well as allocations of expenses from Ashland. The condensed consolidated financial statements for periods presented subsequent to the completion of the IPO reflect the consolidated operations of Valvoline and its majority-owned subsidiaries as a separate, stand-alone entity.

For periods prior to the completion of the IPO, transactions between Valvoline and Ashland were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from Ashland’s centralized cash management system are reflected as a component of Parent company investment in the Condensed Consolidated Balance Sheets and as a financing activity within the accompanying Condensed Consolidated Statements of Cash Flows. The Parent company investment on the Condensed Consolidated Balance Sheets represents the cumulative net investment by Ashland in Valvoline, including net income through the completion of the IPO and net cash transfers to and from Ashland.

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

New accounting standards

A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting. A detailed listing of all new accounting standards relevant to Valvoline is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following standards relevant to Valvoline were either issued or adopted in the current period.

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

In January 2017, the FASB issued accounting guidance which simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step impairment test under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The guidance instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance must be applied prospectively and will become effective for Valvoline on October 1, 2020. Valvoline is currently evaluating the impact this guidance may have on Valvoline’s condensed consolidated financial statements.

In March 2017, the FASB issued accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Condensed Consolidated Statements of Comprehensive Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for Valvoline on October 1, 2018, with early adoption being optional. Valvoline currently intends to early adopt this guidance on October 1, 2017 and expects this guidance will have a significant impact on the presentation of the Condensed Consolidated Statements of Comprehensive Income as it will result in a reclassification of Pension and other postretirement plan non-service income and remeasurement adjustments, net from within operating income to non-operating income.

NOTE 2 - ACQUISITIONS

Time-It Lube

On January 31, 2017, Valvoline completed the acquisition of the business assets related to 28 quick-lube stores, primarily located in east Texas and Louisiana, from Time-It Lube LLC and Time-It Lube of Texas, LP (together, "Time-It Lube") for a purchase price of $48 million. Of the $48 million, $44 million was preliminarily allocated to goodwill and the remainder was allocated to working capital, customer relationships and trade names. This acquisition is recorded within the Quick Lubes reportable segment.

Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition of Time-It Lube. The goodwill is expected to be deductible for income tax purposes.

Oil Can Henry’s

On February 1, 2016, Ashland completed the acquisition of OCH International, Inc. (Oil Can Henry’s), which was the 13th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, 47 company-owned stores and 42 franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado.
The total purchase price, net of cash acquired, for the acquisition of Oil Can Henry’s within the Quick Lubes reportable segment was $62 million. Of the $62 million, $83 million was allocated to goodwill and $10 million to assets, including working capital, property, plant and equipment, intangible assets, and other non-current assets. Ashland also assumed $11 million of debt, $11 million of current liabilities and $9 million of noncurrent liabilities.

The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition of Oil Can Henry’s. None of the goodwill is expected to be deductible for income tax purposes.

Other Quick Lubes Acquisitions

During the six months ended March 31, 2017, the Company completed the acquisition of five franchise locations within the Quick Lubes reportable segment, and the purchase price has primarily been recorded in Goodwill and intangibles on the Condensed Consolidated Balance Sheets.

NOTE 3 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable as of the Condensed Consolidated Balance Sheet dates:

(In millions)	March 31 2017	September 30 2016
Trade and other accounts receivable	$409	$368
Less: Allowance for doubtful accounts	(4)	(5)
	$405	$363

NOTE 4 - INVENTORIES

Inventories are carried at the lower of cost or market value.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain lubricants are valued at cost using the last-in, first-out (“LIFO”) method.

The following summarizes Valvoline’s inventories as of the Condensed Consolidated Balance Sheet dates:

(In millions)	March 31 2017	September 30 2016
Finished products	$159	$149
Raw materials, supplies and work in process	27	21
LIFO reserves	(27)	(29)
Obsolete inventory reserves	(3)	(2)
	$156	$139

NOTE 5 - GOODWILL

Goodwill

Valvoline reviews goodwill for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment consists of Valvoline determining each reporting unit’s current fair value compared to its current carrying value. The performance of the annual impairment analysis during 2016 did not result in any impairment of goodwill, and no events or circumstances that would indicate an impairment may have occurred were noted during the six months ended March 31, 2017. The estimated fair value of each reporting unit with a goodwill balance was significantly in excess of its carrying value.

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2017.

(In millions)	Core North America	Quick Lubes	International	Total
September 30, 2016	$89	$135	$40	$264
Acquisitions (a)	—	48	—	48
March 31, 2017	$89	$183	$40	$312

(a) Relates to $44 million for the acquisition of Time-It Lube and $4 million for the acquisition of five locations within the Quick Lubes reportable segment during the six months ended March 31, 2017. See Note 2 for more information on the acquisition of Time-It Lube.

NOTE 6 - DEBT

The following table summarizes Valvoline’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2017	September 30 2016
Senior Notes	$375	$375
Term Loan A	293	375
Accounts Receivable Securitization	75	—
Revolver	—	—
Other (a)	(6)	(7)
Total debt	$737	$743
Short-term debt	75	—
Current portion of long-term debt	16	19
Long-term debt	$646	$724

(a) At March 31, 2017, Other includes $8 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions. At September 30, 2016, Other included $9 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions.

At March 31, 2017, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $670 million, compared to a fair value of $689 million.  At September 30, 2016, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $752 million, compared to a fair value of $771 million.  Borrowings under the Term Loans (as defined below) are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the 5.500% senior unsecured notes due 2024 (“Senior Notes”) is based on quoted market prices, which are Level 1 inputs within the fair value hierarchy.

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

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 Accounts Receivable Securitization Facility and used the net proceeds to repay an equal amount of the Term Loan A. As a result, the Company recognized an immaterial charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in Net interest and other financing expense in the Condensed Consolidated Statements of Comprehensive Income for the six months ended

March 31, 2017. At March 31, 2017, $75 million was outstanding and the total borrowing capacity remaining under the 2017 Accounts Receivable Securitization Facility was $50 million. The weighted-average interest rate for this instrument was 1.6% for both the three and six months ended March 31, 2017.

Senior Credit Agreement

The 2016 Senior Credit Agreement provided for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), composed of (i) a five year $875 million term loan A facility (“Term Loans”) and (ii) a five year $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”). At March 31, 2017, there were no borrowings under the Revolver and the total borrowing capacity remaining under the Revolver was $436 million due to a reduction of $14 million for letters of credit outstanding.

The 2016 Senior Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of March 31, 2017, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement.

NOTE 7 – INCOME TAXES

Effective income tax rates

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense for the three months ended March 31, 2017 was $38 million or an effective tax rate of 34.9% compared to an expense of $35 million or an effective tax rate of 34.0% for the three months ended March 31, 2016. The difference in these rates is primarily related to net unfavorable discrete items in the current year and certain non-deductible separation costs.

Income tax expense for the six months ended March 31, 2017 was $76 million or an effective tax rate of 34.7% compared to an expense of $66 million or an effective tax rate of 33.2% for the six months ended March 31, 2016. The increase in the effective tax rate in the current year was primarily attributed to net unfavorable discrete items, certain non-deductible separation costs, and net favorable discrete items in the prior year related to the tax law change from the reinstatement of research and development credits.

Unrecognized tax benefits

Valvoline recognized less than $1 million of uncertain tax positions for the three and six months ended March 31, 2017, which related to increases in positions taken in the current year as well as increases related to positions taken on items from prior years. Valvoline expects no decrease in the amount of accrual for uncertain tax positions in the next twelve months. However, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Valvoline is not able to estimate the impact of these items at this time.
Tax Matters Agreement

For the periods prior to Separation from Ashland, Valvoline will be included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries (collectively, the “Ashland Group Returns”). Under the Tax Matters Agreement between Valvoline and Ashland that was entered into on September 22, 2016, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland Group Returns, and Valvoline will make tax sharing payments to Ashland, inclusive of tax attributes utilized. The amount of the tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed their own consolidated, combined or separate tax returns for the periods prior to Separation that include only

Valvoline and/or its relevant subsidiaries, as the case may be. Total net liabilities related to these and other obligations owed to Ashland under the Tax Matters Agreement are $67 million and $66 million at March 31, 2017 and September 30, 2016, respectively. The net liability at March 31, 2017 consisted of receivables from Parent of $10 million recorded in other current assets and $77 million recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2016, the net liability consisted of receivables from Parent of $5 million recorded in other current assets and $71 million recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8 – EMPLOYEE BENEFIT PLANS

During September 2016, Ashland transferred a substantial portion of its U.S. qualified and non-qualified pension plans as well as certain other postretirement obligations to Valvoline as part of the pre-IPO process. Prior to the transfer, Valvoline accounted for its participation in the Ashland sponsored pension and other postretirement benefit plans as multi-employer plans. For purposes of these financial statements, costs for multi-employer plans were allocated based on Valvoline employee’s participation in the plan prior to September 1, 2016.

Subsequent to the transfer from Ashland, Valvoline accounts for the plans as single-employer plans recognizing the full amount of any costs, gains, and net liabilities within the condensed consolidated financial statements. The total pension and other postretirement benefit income accounted for under the single employer plan method of $17 million and $42 million during the three and six months ended March 31, 2017, respectively, was primarily recognized within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income.

The total pension and other postretirement benefit costs allocated to Valvoline related to multi-employer pension plans was $3 million and $2 million for the three and six months ended March 31, 2016, respectively. During the three and six months ended March 31, 2016, these allocated costs include non-service income and remeasurement adjustments of $1 million expense and $2 million income, respectively. Of these amounts, $1 million of income was recorded to Cost of Sales during the six months ended March 31, 2016 and $1 million of expense and $1 million of income were recorded for the three and six months ended March 31, 3016, respectively, to Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income. During the three months ended March 31, 2016, service cost was $2 million, for which was $1 million was recognized within Cost of goods sold as well as $1 million in Selling, general and administrative expense. During the six months ended March 31, 2016, service cost was $4 million, and $2 million was recognized in each Cost of goods sold and Selling, general and administrative expense. The net periodic benefit costs for the pension and other postretirement benefit plans are disclosed in further below.

Contributions to the pension plans were approximately $7 million and $10 million during the three and six months ended March 31, 2017, respectively. Expected contributions to pension plans for the remainder of 2017 are approximately $7 million.

Plan amendments and remeasurements

Effective January 1, 2017, Valvoline discontinued certain other postretirement health and life insurance benefits. The effect of these plan amendments resulted in a remeasurement gain of $8 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2017.

During March 2016, Ashland announced that the majority of its defined benefit pension plans, accounted for as multi-employer plans, would freeze the accrual of benefits effective September 30, 2016. Additionally, during March 2016, Ashland announced that retiree life and medical benefits would be reduced effective October 1, 2016 and January 1, 2017, respectively. The effect of these plan amendments resulted in a remeasurement loss of $5 million for the three and six months ended March 31, 2016. Approximately $2 million was recorded within Cost of sales and $3 million within Pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income for both the three and six months ended March 31, 2016.

Components of net periodic benefit costs (income)

For segment reporting purposes, service cost is proportionately allocated to each reportable segment, while all other components of net periodic benefit income are recognized within Unallocated and other.

The following table summarizes the components of pension and other postretirement benefit income. For the three and six months ended March 31, 2016, these amounts were generally related to allocations to Valvoline under a multi-employer plan.

			Other postretirement benefits
	Pension benefits
(In millions)	2017	2016	2017	2016
Three months ended March 31
Service cost	$—	$2	$—	$—
Interest cost	22	6	—	—
Expected return on plan assets	(36)	(9)	—	—
Amortization of prior service credit	—	—	(3)	(1)
Curtailment gain	—	(12)	—	(6)
Actuarial loss	—	22	—	1
Net periodic benefit (income) costs	$(14)	$9	$(3)	$(6)

Six months ended March 31
Service cost	$1	$4	$—	$—
Interest cost	43	12	—	1
Expected return on plan assets	(72)	(18)	—	—
Amortization of prior service credit	—	—	(6)	(2)
Curtailment gain	—	(12)	—	(6)
Actuarial loss (gain)	—	22	(8)	1
Net periodic benefit (income) costs	$(28)	$8	$(14)	$(6)
Deferred compensation investments

Deferred compensation investments consist of Level 1 measurements within the fair value hierarchy, which are observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities. Valvoline had $33 million and $34 million of non-qualified benefit plan investments as of March 31, 2017 and September 30, 2016, respectively, which primarily consist of fixed income U.S government bonds and are classified as other noncurrent assets in the Condensed Consolidated Balance Sheets. Gains and losses related to deferred compensation investments are immediately recognized within the Condensed Consolidated Statements of Comprehensive Income.

NOTE 9 – LITIGATION, CLAIMS AND CONTINGENCIES

There are various claims, lawsuits and administrative proceedings pending or threatened against Valvoline and its various subsidiary companies. Such actions are with respect to commercial and tax disputes, product liability, toxic tort liability, environmental, and other matters which seek remedies or damages, in some cases in substantial amounts. While Valvoline cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded where appropriate. Losses already recognized with respect to such actions were not material as of March 31, 2017 and September 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Valvoline currently believes that such potential losses will not be material.

NOTE 10 - EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (“EPS”). Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2017	2016	2017	2016
Numerator
Net income	$71	$68	$143	$133
Denominator
Weighted-average shares used to compute basic EPS	205	205	205	205
Effect of dilutive securities (a)	—	—	—	—
Weighted-average shares used to compute diluted EPS	205	205	205	205

Earnings per share
Basic	$0.35	$0.33	$0.70	$0.65
Diluted	$0.35	$0.33	$0.70	$0.65

(a) During the six months ended March 31, 2017, the Company issued share-based awards to six non-employee directors. These awards had no material impact on earnings per share.

NOTE 11 - STOCKHOLDERS’ EQUITY

Stockholder dividends
The Company's dividend activity during the six months ended March 31, 2017 was as follows:

			Common Stock
Declaration Date	Record Date	Payment Date	Dividend Per Share	Cash Outlay	Cash Paid to Parent
November 15, 2016	December 5, 2016	December 20, 2016	$0.049	$10	$8
January 24, 2017	March 1, 2017	March 15, 2017	$0.049	$10	$8
Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Condensed Consolidated Statements of Comprehensive Income are presented in the following table, before tax and net of tax effects.

	2017			2016
(In millions)	Before tax	Tax benefit (expense)	Net of tax	Before tax	Tax benefit (expense)	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain	$6	$—	$6	$10	$(1)	$9
Pension and other postretirement obligation adjustment:
Amortization of unrecognized prior service credits included in net income (a)	(3)	1	(2)	—	—	—
Total other comprehensive income	$3	$1	$4	$10	$(1)	$9

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation (loss) gain	$(3)	$—	$(3)	$5	$—	$5
Pension and other postretirement obligation adjustment:
Amortization of unrecognized prior service credits included in net income (a)	(6)	2	(4)	—	—	—
Total other comprehensive (loss) income	$(9)	$2	$(7)	$5	$—	$5

 (a) Amortization of unrecognized prior service credits are included in net periodic benefit income for pension and other postretirement plans and are included in Pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

In accordance with U.S. GAAP, as disclosed in the table above, certain pension costs are amortized from accumulated other comprehensive income and recognized in net income. See Note 8 of Notes to Condensed Consolidated Financial Statements for more information.

NOTE 12 – RELATED PARTY TRANSACTIONS

Financial assets

Ashland is party to an agreement to sell certain Valvoline customer accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constitutes an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement is to decrease the time accounts receivable is outstanding and increase cash flows as Ashland in turn remits payment to Valvoline.  At March 31, 2017, there were no accounts receivable sold to the financial institution. At September 30, 2016, the amount of accounts receivable sold by Ashland to the financial institution was $29 million.

Derivative instruments

Until the IPO, Valvoline participated in Ashland’s centralized derivative programs that engage in certain hedging activities, which Ashland used to manage its exposure to fluctuations in foreign currencies. Gains and losses related to a hedge were either recognized in Ashland’s income immediately, to offset the gain or loss on the hedged item, or deferred and recorded in the equity section of Ashland’s balance sheet as a component of accumulated other comprehensive loss and subsequently recognized in Ashland’s income when the underlying hedged item was recognized in earnings. As a result, gains or losses on hedges during the three and six months ended March 31, 2016 were not material and are reflected in Valvoline’s Condensed Consolidated Statements of Comprehensive Income through allocation from Ashland in Selling, general and administrative expense.

Valvoline began its own hedging program in late September 2016 to manage exposure to fluctuations in foreign currency with an outstanding notional contract value of $30 million as of March 31, 2017. All derivative instruments are recognized as either assets or liabilities on the Condensed Consolidated Balance Sheets and are measured at fair value. As of March 31, 2017 and September 30, 2016, these balances were not material. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Condensed Consolidated Statements of Comprehensive Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Gains and losses recognized during the three six months ended March 31, 2017 were not material and were recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income.

Stock incentive plans

Valvoline has historically participated in Ashland’s stock incentive plans for key employees and directors, primarily in the form of stock appreciation rights (“SARs”), restricted stock, performance shares and other non-vested stock awards. Equity-based compensation expense has been either directly reported by or allocated to Valvoline based on the awards and terms previously granted to Ashland’s employees. Stock-based compensation expense recorded by Valvoline during the three months ended March 31, 2017 and 2016 were $2 million and $2 million, respectively. Stock-based compensation expense recorded by Valvoline during the six months ended March 31, 2017 and 2016 were $3 million and $5 million, respectively. For the three and six months ended March 31, 2017 and 2016, these costs were primarily included within the Selling, general and administrative caption of the Condensed Consolidated Statements of Comprehensive Income. Compensation expense for stock incentive plans is generally based on the grant-date fair value over the appropriate vesting period. Ashland utilizes several industry-accepted valuation models to determine the fair value. Until the Separation occurs, Valvoline will continue to participate in Ashland’s equity-based compensation plans and record equity-based compensation expense based on the historical allocation of cost. Upon Separation, Ashland intends to convert these equity-based awards to Valvoline-based awards.

Related party receivables and payables

At March 31, 2017, Valvoline had receivables from Parent of $10 million recorded in other current assets on the Condensed Consolidated Balance Sheets. Also, at March 31, 2017, Valvoline had payables to Parent of $9 million, which was included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, and $79 million, which was recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. The current liability relates primarily to current obligations owed to Ashland for transition services and other miscellaneous billings. The receivable and long-term liability primarily relate to net obligations under the Tax Matters Agreement.

During the six months ended March 31, 2017, Valvoline paid Ashland approximately $60 million primarily related to interim tax-sharing payments, net amounts due for transition services and other miscellaneous billings. In addition, during the six months ended March 31, 2017, Ashland paid Valvoline $23 million related to customer payments on certain Valvoline receivables that were collected by Ashland prior to September 30, 2016, which was remitted to Valvoline in fiscal 2017.

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

There were no general corporate expenses allocated to Valvoline during the three or six months ended March 31, 2017 while there were $20 million and $41 million allocated during the three and six months ended March 31, 2016, respectively. The following table summarizes the centralized and administrative support costs of Ashland that were allocated to Valvoline for the three and six months ended March 31, 2016.

	Three months ended March 31	Six months ended March 31
(In millions)	2016	2016
Information technology	$5	$10
Financial and accounting	3	6
Building services	3	6
Legal and environmental	1	3
Human resources	1	2
Shared services	—	1
Other general and administrative	7	13
Total	$20	$41

NOTE 13 - REPORTABLE SEGMENT INFORMATION

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

Reportable segment business descriptions

The Core North America business segment sells Valvoline™ and other branded products in the United States and Canada to both consumers who perform their own automotive maintenance, referred to as “Do-It-Yourself” or “DIY” consumers, as well as to installer customers who use Valvoline products to service vehicles owned by “Do-It-For Me” or “DIFM” consumers. Valvoline sells to its DIY consumers through national retail auto parts stores, leading mass merchandisers and independent auto part stores. Valvoline sells to its DIFM consumers through installers in the United States and Canada. Installer customers include car dealers, general repair shops, and third-party quick lube chains. Valvoline directly serves these customers as well as through a network of distributors. Valvoline’s installer channel also sells products and solutions to heavy duty customers such as original equipment manufacturers, on-highway fleets and construction companies.

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
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses, including $6 million and $12 million of separation costs during the three and six months ended March 31, 2017, respectively.

Reportable segment results

Results of Valvoline’s reportable segments are presented based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments.  The structure and practices are specific to Valvoline; therefore, the financial results of Valvoline’s reportable segments are not necessarily comparable with similar information for other companies.  Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans and/or other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs has historically been allocated to each reportable segment on a ratable basis (going forward the only plans with ongoing service costs will be international plans within the International reportable segment), while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.

The following table presents various financial information for each reportable segment:

(In millions)	Three months ended March 31		Six months ended March 31
	2017	2016	2017	2016
Sales
Core North America	$253	$248	$490	$489
Quick Lubes	128	113	255	213
International	133	119	258	234
	$514	$480	$1,003	$936
Operating Income
Core North America	$57	$59	$108	$112
Quick Lubes	31	29	60	52
International	18	17	38	33
Total operating segments	$106	$105	$206	$197
Unallocated and other (a)	11	(1)	31	3
	$117	$104	$237	$200

(a)
Unallocated and other includes a gain of $8 million during the six months ended March 31, 2017 and a loss of $5 million during three and six months ended March 31, 2016 related to pension and other postretirement plan actuarial remeasurements. Unallocated and other also includes separation costs of $6 million and $12 million for the three and six months ending March 31, 2017, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Quick Lubes acquisition

On April 19, 2017, Valvoline completed the acquisition of nine Quick Lubes franchise locations in San Antonio, Texas.

Share repurchase

On April 24, 2017, Valvoline’s Board of Directors authorized a share repurchase program, under which Valvoline may repurchase up to $150 million of its common stock through December 31, 2019. Purchases will be made in accordance with all applicable securities laws and regulations and will be funded from available liquidity.

Separation

Subject to the conditions described below, in April 2017, the Ashland Board of Directors authorized the distribution to Ashland stockholders of all 170 million shares of Valvoline common stock on May 12, 2017 as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. The actual distribution ratio for the Valvoline common stock to be distributed per share of Ashland common stock will be determined based on the number of shares of Ashland common stock outstanding on the record date.
The Distribution is subject to certain conditions, including receipt of a customary tax opinion and confirmation of sufficient capital adequacy and surplus to make the Distribution. All of these conditions are expected to be satisfied on the distribution date.

Dividend declared

On April 27, 2017, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.049 per share on Valvoline common stock. The dividend is payable on June 15, 2017 to shareholders of record on June 1, 2017.

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

These forward-looking statements are based on Valvoline’s current expectations and assumptions regarding, as of the date such statements are made, Valvoline’s future operating performance and financial condition, including Valvoline’s separation from Ashland (the “Separation”), the expected timetable for Ashland’s potential distribution of its remaining Valvoline common stock to Ashland shareholders (the “Distribution”) and Valvoline’s future financial and operating performance, strategic and competitive advantages, leadership and future opportunities, as well as the economy and other future events or circumstances. Valvoline’s expectations and assumptions include, without limitation, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: demand for Valvoline’s products and services; sales growth in emerging markets; the prices and margins of Valvoline’s products and services; the strength of Valvoline’s reputation and brand; Valvoline’s ability to develop and successfully market new products and implement its digital platforms; Valvoline’s ability to retain its largest customers; potential product liability claims; achievement of the expected benefits of the Separation; Valvoline’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Valvoline’s future cash flows, results of operations, financial condition and Valvoline’s ability to repay debt) and other liabilities; operating as a stand-alone public company; Valvoline’s ongoing relationship with Ashland; failure, caused by Valvoline, of Distribution to Ashland shareholders to qualify for tax-free treatment, which may result in significant tax liabilities to Ashland for which Valvoline may be required to indemnify Ashland; and the impact of acquisitions and/or divestitures Valvoline has made or may make (including the possibility that Valvoline may not realize the anticipated benefits from such transactions or difficulties with integration). These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
BUSINESS OVERVIEW

Valvoline Inc. (“Valvoline” or the “Company”) is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. Established in 1866, Valvoline’s heritage spans 150 years, during which it has developed powerful name recognition across multiple product and service channels. Valvoline also operates a retail quick lube service chain through Valvoline Instant Oil Change (“VIOC”), which provides service through 1,108 franchised and company-owned stores.

Valvoline has significant positions in the United States in all of the key lubricant sales channels, and also has a strong international presence with products sold in approximately 140 countries. Sales to external customers in the United States represented 72% of total sales during the three and six months ended March 31, 2017. Sales to external customers in the United States and all other countries for the three and six months ended March 31, 2017 and 2016:

(In millions)	Three months ended March 31		Six months ended March 31
Sales to external customers	2017	2016	2017	2016
United States	$372	$353	$724	$684
International	142	127	279	252
	$514	$480	$1,003	$936

In the United States and Canada, Valvoline’s products are sold to consumers through over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,108 Valvoline branded franchised and company-owned stores. Valvoline serves its customer base through an extensive sales force and technical support organization, allowing Valvoline to leverage its technology portfolio and customer relationships globally, while meeting customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.
Reportable Segments
Valvoline’s reporting structure is principally composed of three reportable segments: Core North America, Quick Lubes and International. Additionally, to reconcile to total consolidated Operating income, certain corporate and other non-operational costs are included in Unallocated and other.

Sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

	Three months ended March 31		Six months ended March 31
Sales by Reportable Segment	2017	2016	2017	2016
Core North America	49%	52%	49%	52%
Quick Lubes	25%	23%	25%	23%
International	26%	25%	26%	25%
	100%	100%	100%	100%

SEPARATION FROM ASHLAND

Valvoline Inc. was incorporated in May 2016 as a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland” or “Parent”). On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses (the “Separation”). Following a series of restructuring steps, prior to the initial public offering (“IPO”) of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline Inc. such that the Valvoline business includes substantially all of the historical Valvoline business reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline by Ashland. At March 31, 2017, Valvoline remains a subsidiary of Ashland as Ashland continues to hold approximately 83% of the outstanding Valvoline shares.
Subject to the conditions described below, in April 2017, the Ashland Board of Directors authorized the distribution to Ashland stockholders of all 170 million shares of Valvoline common stock on May 12, 2017 as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. The actual distribution ratio for the Valvoline common stock to be distributed per share of Ashland common stock will be determined based on the number of shares of Ashland common stock outstanding on the record date.
The Distribution is subject to certain conditions, including receipt of a customary tax opinion and confirmation of sufficient capital adequacy and surplus to make the Distribution. All of these conditions are expected to be satisfied on the distribution date.

Valvoline incurred certain costs related to the Separation from Ashland, which are recorded within Separation costs in the Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended March 31, 2017, Valvoline recognized separation costs of $6 million and $12 million, respectively, which are primarily related to nonrecurring expenses, including legal, consulting, accounting, and other professional fees, as well as employee costs and expenses to separate information technology ("IT") platforms. The Company expects to incur approximately $15 million of nonrecurring Separation costs during the remainder of the fiscal year. These costs are expected to primarily be non-deductible and consist of, among other things, tax and consulting fees, as well as employee and IT costs associated with completing the Separation. Valvoline did not recognize any Separation costs during the three or six months ended March 31, 2016.

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

These measures are not prepared in accordance with U.S. GAAP. Management believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of Valvoline’s business by presenting comparable financial results between periods. The non-GAAP information provided is used by Valvoline’s management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA provide a supplemental presentation of Valvoline’s operating performance on a consolidated and reportable segment basis.

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
The following table reconciles EBITDA and Adjusted EBITDA to net income.

	Three months ended March 31		Six months ended March 31
(In millions)	2017	2016	2017	2016
Net income	$71	$68	$143	$133
Income tax expense	38	35	76	66
Net interest and other financing expense	8	—	18	—
Depreciation and amortization	9	10	18	19
EBITDA	126	113	255	218
Loss (gain) on pension and other postretirement plan remeasurements	—	5	(8)	5
Separation costs	6	—	12	—
Net loss on acquisition	—	1	—	1
Adjusted EBITDA (a)	$132	$119	$259	$224

(a) Includes recurring net periodic pension and other postretirement income, which consisted of service cost, interest cost, expected return on plan assets and amortization of prior service credit. Net periodic pension and other postretirement income was $17 million and $2 million for the three months ended March 31, 2017 and 2016, respectively. Recurring net periodic pension and other postretirement income was $34 million and $3 million for the six months ended March 31, 2017 and 2016, respectively.
Consolidated Review
Net income
Valvoline’s net income is primarily affected by results within operating income, income taxes and other significant events or transactions that are unusual or nonrecurring.
Three months ended March 31, 2017 and 2016
Key financial results for the three months ended March 31, 2017 and 2016 included the following:

•	Net income amounted to $71 million and $68 million during the three months ended March 31, 2017 and 2016, respectively.

•	Effective income tax rates were 34.9% and 34.0% for the three months ended March 31, 2017 and 2016, respectively.

•	Valvoline incurred pre-tax net interest and other financing expense of $8 million for the three months ended March 31, 2017 and none was incurred during the three months ended March 31, 2016.

•
Operating income for our three operating segments of Core North America, Quick Lubes and International was $106 million and $105 million during the three months ended March 31, 2017 and 2016, respectively. Unallocated and other included an additional $11 million of income and $1 million of expense for the three months ended March 31, 2017 and 2016, respectively, to reconcile to consolidated Operating income of $117 million and $104 million for the three months ended March 31, 2017 and 2016, respectively.

Six months ended March 31, 2017 and 2016
Key financial results for the six months ended March 31, 2017 and 2016 included the following:

•	Net income amounted to $143 million and $133 million during the six months ended March 31, 2017 and 2016, respectively.

•	Effective income tax rates of 34.7% and 33.2% for the six months ended March 31, 2017 and 2016, respectively.

•	Valvoline incurred pre-tax net interest and other financing expense of $18 million for the six months ended March 31, 2017 and none was incurred during the six months ended March 31, 2016.

•
Operating income for our three operating segments of Core North America, Quick Lubes and International was $206 million and $197 million during the six months ended March 31, 2017 and 2016, respectively. Unallocated and other included an additional $31 million and $3 million of income for the six months ended March 31, 2017 and 2016, respectively, to reconcile to consolidated Operating income of $237 million and $200 million during the six months ended March 31, 2017 and 2016, respectively.

For further information on the items reported above, see the discussion in the comparative “Condensed Consolidated Statements of Comprehensive Income – Caption Review.”

Operating income

Operating income was $117 million and $104 million during the three months ended March 31, 2017 and 2016, respectively. The current and prior periods’ operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:

•	$6 million of separation costs related to the separation of Valvoline from Ashland during the three months ended March 31, 2017;

•	Allocated remeasurement loss of $5 million associated with the freeze and reduction of certain pension and other postretirement benefits, respectively during the three months ended March 31, 2016; and

•	Depreciation and amortization expense of $9 million and $10 million during the three months ended March 31, 2017 and 2016, respectively.

Six months ended March 31, 2017 and 2016
Operating income was $237 million and $200 million during the six months ended March 31, 2017 and 2016, respectively. The current and prior periods’ operating income include certain key items that are excluded in calculating Adjusted EBITDA. These key items are summarized as follows:

•	$12 million of separation costs related to the separation of Valvoline from Ashland during the six months ended March 31, 2017;

•	Remeasurement gain of $8 million associated with the discontinuation of certain other postretirement health and life insurance benefits during the six months ended March 31, 2017;

•	Allocated remeasurement loss of $5 million associated with the freeze and reduction of certain pension and other postretirement benefits, respectively during the three months ended March 31, 2016; and

•	Depreciation and amortization expense of $18 million and $19 million during the six months ended March 31, 2017 and 2016, respectively.

EBITDA and Adjusted EBITDA
Three months ended March 31, 2017 and 2016

EBITDA totaled $126 million and $113 million for the three months ended March 31, 2017 and 2016, respectively. Adjusted EBITDA totaled $132 million and $119 million for the three months ended March 31, 2017 and 2016, respectively. For a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures.” The increase in Adjusted EBITDA was primarily due to an increase in non-service pension and other postretirement income. Core North America’s Adjusted EBITDA decreased $3 million, or 5%, compared to the three months ended March 31, 2016, primarily as a result of increased raw material costs, partially offset by favorable mix with an increase in the percentage of sales for premium lubricants. Quick Lubes’ Adjusted EBITDA increased $3 million, or 9%, compared to the three months ended March 31, 2016. Approximately $1 million of the Adjusted EBITDA increase for Quick Lubes’ was related to a recent acquisition, while the remainder of the improvement was the result of increased volumes and favorable product mix. Adjusted EBITDA for International was flat compared to the three months ended March 31, 2016 due to volume increases offset by increases in selling, general and administrative expenses.

Six months ended March 31, 2017 and 2016

EBITDA totaled $255 million and $218 million for the six months ended March 31, 2017 and 2016, respectively. Adjusted EBITDA totaled $259 million and $224 million for the six months ended March 31, 2017 and 2016, respectively. For a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures.” The increase in Adjusted EBITDA was primarily due to an increase in non-service pension and other postretirement income combined with the performance of our operating segments. Core North America’s Adjusted EBITDA decreased $6 million, or 5%, compared to the six months ended March 31, 2016, primarily as a result of an overall net decrease in margins due to increasing raw material costs. Quick Lubes’ Adjusted EBITDA increased $10 million, or 17%, compared to the six months ended March 31, 2016. Approximately $4 million of the Adjusted EBITDA increase for Quick Lubes’ was related to a recent acquisition, while the remainder of the improvement was the result of improved operating margins partially offset by increases in selling, general and administrative expenses. Adjusted EBITDA for International increased $4 million, or 11%, compared to the six months ended March 31, 2016, primarily due to increased volume, partially offset by increases in selling, general and administrative expenses.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – CAPTION REVIEW
Three months ended March 31, 2017 and 2016
A comparative analysis of the Condensed Consolidated Statements of Comprehensive Income by caption is provided as follows for the three months ended March 31, 2017 and 2016.

	Three months ended March 31
(In millions)	2017	2016	Change
Sales	$514	$480	$34

The following table provides a reconciliation of the change in sales between the three months ended March 31, 2017 and 2016.

(In millions)	Three months ended March 31, 2017
Pricing	$9
Volume	13
Product mix	5
Acquisitions	7
Change in sales	$34

Sales for the current quarter increased $34 million, or 7%, compared to the prior year quarter. Higher pricing, higher volume levels and changes in product mix increased sales by $9 million, or 2%, $13 million, or 3%, and approximately $5 million, respectively. During the three months ended March 31, 2017, lubricant gallons sold increased 3% to 45.0 million. The acquisition of Oil Can Henry’s and Time-It Lube increased sales by $7 million during the three months ended March 31, 2017.

	Three months ended March 31
(In millions)	2017	2016	Change
Cost of sales	$316	$288	$28
Gross profit as a percent of sales	38.5%	40.0%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between the three months ended March 31, 2017 and 2016.

(In millions)	Three months ended March 31, 2017
Product cost	$12
Volume and product mix	10
Acquisitions	6
Change in cost of sales	$28

Cost of sales for the current quarter increased $28 million compared to the prior year quarter primarily due to increases in product costs and volume and product mix of $12 million, or 4%, and $10 million or 3%, respectively. The acquisition of Oil Can Henry’s, during fiscal 2016, increased cost of sales by $6 million. Pension and other postretirement benefit plans expense of approximately $1 million was recorded in Cost of sales during the three months ended March 31, 2016 primarily related to the remeasurement loss, and less than $1 million of pension and other postretirement plans service cost was recorded in Costs of sales during the three months ended March 31, 2017. In connection with the freeze of pension benefits effective September 30, 2016, beginning in fiscal 2017, the only pension cost that is included in Cost of sales is the ongoing service costs related to pension and other postretirement benefits, and all other pension related amounts are recorded in Pension and other postretirement plan non-service income and remeasurement adjustments, net.

	Three months ended March 31
(In millions)	2017	2016	Change
Selling, general and administrative expense	$97	$93	$4
As a percent of sales	18.9%	19.4%

Total selling, general and administrative expenses increased $4 million, or 4%, during the current period as compared to the prior year period. The key drivers of this increase were a $2 million increase in legal reserves and expenses related to historical tax matters in the International reportable segment, new public company costs, including consulting and legal, and costs associated with acquisitions completed.

	Three months ended March 31
(In millions)	2017	2016	Change
Pension and other postretirement plan non-service income and remeasurement adjustments, net	$(17)	$1	$(18)
As a percent of sales	(3.3)%	0.2%

Pension and other postretirement plan non-service income and remeasurement adjustments, net increased by $18 million during the current period primarily due to an increase in pension and other postretirement benefit income, as well as a loss on pension and other postretirement plan remeasurement of $5 million during the prior period that did not recur during the current year period.

	Three months ended March 31
(In millions)	2017	2016	Change
Separation costs	$6	$—	$6

The Company incurred $6 million of separation costs during the current period in relation to the Separation from Ashland, which was primarily driven by costs to separate information technology systems.

	Three months ended March 31
(In millions)	2017	2016	Change
Equity and other income
Equity income	$3	$4	$(1)
Other income	2	2	—
	$5	$6	$(1)
Equity and other income was relatively flat compared to the prior year period.

	Three months ended March 31
(In millions)	2017	2016	Change
Net interest and other financing expense	$8	$—	$8

Net interest and other financing expense increased by $8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was driven by the debt instruments that Valvoline currently holds, of which there were none in the prior year.

	Three months ended March 31
(In millions)	2017	2016	Change
Net loss on acquisition	$—	$(1)	$1

The loss on acquisition in 2016 represents costs to complete the Oil Can Henry acquisition.

	Three months ended March 31
(In millions)	2017	2016	Change
Income tax expense	$38	$35	$3
Effective tax rate	34.9%	34.0%

Income tax expense for the three months ended March 31, 2017 was $38 million or an effective tax rate of 34.9% compared to an expense of $35 million or an effective tax rate of 34.0% for the three months ended March 31, 2016. The difference in these rates is primarily related to net unfavorable discrete items in the current year and certain non-deductible separation costs.
Six months ended March 31, 2017 and 2016
A comparative analysis of the Condensed Consolidated Statements of Comprehensive Income by caption is provided as follows for the six months ended March 31, 2017 and 2016.

	Six months ended March 31
(In millions)	2017	2016	Change
Sales	$1,003	$936	$67

The following table provides a reconciliation of the change in sales between the six months ended March 31, 2017 and 2016.

(In millions)	Six months ended March 31, 2017
Pricing	$(2)
Volume	36
Product mix	13
Currency exchange	(1)
Acquisitions	21
Change in sales	$67

Sales for the six months ended March 31, 2017 increased $67 million, or 7%, compared to the six months ended March 31, 2016. Higher volume levels and changes in product mix increased sales by $36 million, or 4%, and $13 million, respectively. During the six months ended March 31, 2017, lubricant gallons sold increased 5% to 88.1 million. The acquisition of Oil Can Henry’s and Time-It Lube increased sales by $21 million during the six months ended March 31, 2017. Lower product pricing and unfavorable foreign currency exchange decreased sales by $2 million and $1 million, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, such as the Euro.

	Six months ended March 31
(In millions)	2017	2016	Change
Cost of sales	$620	$568	$52
Gross profit as a percent of sales	38.2%	39.3%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between the six months ended March 31, 2017 and 2016.

(In millions)	Six months ended March 31, 2017
Product cost	$5
Volume and product mix	31
Acquisitions	16
Change in cost of sales	$52

Cost of sales for the current period increased $52 million compared to the prior year period primarily due to increases in volume and product mix of $31 million or 5%, as well as increases in product costs of $5 million. The acquisition of Oil Can Henry’s, during fiscal 2016, increased cost of sales by $16 million. Due to the prior year remeasurement loss and service cost offsetting non-service income, there was not a significant net impact on Costs of sales related to pension and other postretirement benefits on Cost of sales during the six months ended March 31, 2016. In connection with the freeze of pension benefits effective September 30, 2016, beginning in fiscal 2017, the only pension cost that is included in Cost of sales is the ongoing service costs related to pension and other postretirement benefits, and all other pension related amounts are recorded in Pension and other postretirement plan non-service income and remeasurement adjustments, net. As a result, during the six months ended March 31, 2017, less than $1 million was recognized in Cost of sales for pension and other postretirement service cost.

	Six months ended March 31
(In millions)	2017	2016	Change
Selling, general and administrative expense	$192	$180	$12
As a percent of sales	19.1%	19.2%

Total selling, general and administrative expenses increased $12 million, or 7%, during the six months ended March 31, 2017 as compared to the prior year period. The key drivers of this increase were costs associated with acquisitions completed, general inflationary costs, legal reserves and expenses related to historical tax matters in the International reportable segment, and new public company costs, including employee costs, consulting and legal, which were partially offset by a decrease in pension and other postretirement plan service costs.

	Six months ended March 31
(In millions)	2017	2016	Change
Pension and other postretirement plan non-service income and remeasurement adjustments, net	$(43)	$(1)	$(42)
As a percent of sales	(4.3)%	(0.1)%

Pension and other postretirement plan non-service income and remeasurement adjustments, net increased by $42 million during the current period primarily due to an increase in pension and other postretirement benefit income, as well as a gain on other postretirement plan remeasurement of $8 million during the current period, compared to a loss on pension and other postretirement plan remeasurement of $5 million during the prior period.

	Six months ended March 31
(In millions)	2017	2016	Change
Separation costs	$12	$—	$12

The Company incurred $12 million of separation costs during the current period in relation to the Separation from Ashland, which was primarily driven by costs to separate information technology systems, including enterprise resource planning systems.

	Six months ended March 31
(In millions)	2017	2016	Change
Equity and other income
Equity income	$7	$7	$—
Other income	8	4	4
	$15	$11	$4
Equity and other income increased $4 million during the current period primarily as a result of an increase of $4 million in royalty and other income.

	Six months ended March 31
(In millions)	2017	2016	Change
Net interest and other financing expense	$18	$—	$18

Net interest and other financing expense increased by $18 million during the six months ended March 31, 2017 compared to the six months ended March 31, 2016. This increase was driven by the debt instruments that Valvoline currently holds, of which there were none in the prior year.

	Six months ended March 31
(In millions)	2017	2016	Change
Net loss on acquisition	$—	$(1)	$1

The loss on acquisition in 2016 represents costs to complete the Oil Can Henry acquisition.

	Six months ended March 31
(In millions)	2017	2016	Change
Income tax expense	$76	$66	$10
Effective tax rate	34.7%	33.2%

Income tax expense for the six months ended March 31, 2017 was $76 million or an effective tax rate of 34.7% compared to an expense of $66 million or an effective tax rate of 33.2% for the six months ended March 31, 2016. The increase in the effective tax rate in the current year was primarily attributed to net unfavorable discrete items, certain non-deductible separation costs, and net favorable discrete items in the prior year related to the tax law change from the reinstatement of research and development credits.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Valvoline’s business is managed within three reportable segments: Core North America, Quick Lubes and International. Results of Valvoline’s reportable segments are presented based on its management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs has historically been allocated to each reportable segment on a ratable basis (going forward the only plans with ongoing service costs will be international plans within the International reportable segment); while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Valvoline refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Revisions to Valvoline’s methodologies that are deemed insignificant are applied on a prospective basis.

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

The following table presents sales, operating income and statistical operating information by reportable segment for the three and six months ended March 31, 2017 and 2016.

	Three months ended March 31		Six months ended March 31
(In millions)	2017	2016	2017	2016
Sales
Core North America	$253	$248	$490	$489
Quick Lubes	128	113	255	213
International	133	119	258	234
	$514	$480	$1,003	$936
Operating income
Core North America	$57	$59	$108	$112
Quick Lubes	31	29	60	52
International	18	17	38	33
Total operating segments	106	105	206	197
Unallocated and other	11	(1)	31	3
	$117	$104	$237	$200
Depreciation and amortization
Core North America	$3	$4	$6	$8
Quick Lubes	5	4	10	8
International	1	2	2	3
	$9	$10	$18	$19
Operating information
Core North America
Lubricant sales gallons	24.6	25.8	48.7	49.4
Premium lubricants (percent of U.S. branded volumes)	46.5%	41.5%	45.2%	40.6%
Gross profit as a percent of sales (a)	42.2%	43.8%	41.6%	42.6%
Quick Lubes
Lubricant sales gallons	5.5	4.8	10.8	9.4
Premium lubricants (percent of U.S. branded volumes)	59.5%	56.5%	59.1%	56.2%
Gross profit as a percent of sales (a)	39.7%	41.9%	39.9%	41.2%
International
Lubricant sales gallons (b)	14.9	13.2	28.6	25.4
Lubricant sales gallons, including unconsolidated joint ventures	24.0	21.3	47.0	41.6
Premium lubricants (percent of lubricant volumes)	26.6%	30.3%	27.0%	29.5%
Gross profit as a percent of sales (a)	30.5%	30.5%	30.6%	30.3%

(a)    Gross profit is defined as sales, less cost of sales.
(b)    Excludes volumes from unconsolidated joint ventures.

Core North America

Three months ended March 31, 2017 and 2016

Core North America sales increased $5 million, or 2%, to $253 million during the current quarter. This increase was primarily driven by higher pricing and changes in product mix, which increased sales by $6 million, or 2%, and $4 million, or 2%, respectively. These increases were partially offset by lower volumes that decreased sales by $5 million, or 2%.

Gross profit decreased $2 million, or 1.6% to 42.2% during the current quarter compared to the prior year quarter. Higher product costs, partially offset by higher pricing, and a decrease in volume reduced gross profit by $4 million in total. Favorable product mix increased gross profit by $2 million.

Selling, general and administrative expense was flat compared to the prior year period.

Operating income totaled $57 million in the current quarter compared to $59 million in the prior year quarter. EBITDA decreased $3 million to $60 million in the current quarter. EBITDA margin decreased 1.7 percentage points to 23.7% in the current quarter.

Six months ended March 31, 2017 and 2016

Core North America sales increased $1 million to $490 million during the six months ended March 31, 2017 compared to the prior year period. This increase was primarily driven by favorable product mix, offset partially by lower pricing and decreased volumes.

Gross profit decreased $5 million, or 1.0% to 41.6% during the six months ended March 31, 2017 compared to the prior year period. Lower pricing combined with higher product costs and a decrease in volume reduced gross profit by $10 million in total. Favorable product mix increased gross profit by $5 million.

Selling, general and administrative expense was flat compared to the prior year period.

Operating income totaled $108 million during the six months ended March 31, 2017 as compared to $112 million during the six months ended March 31, 2016. EBITDA decreased $6 million to $114 million during the six months ended March 31, 2017. EBITDA margin decreased 1.2 percentage points to 23.3% in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Core North America. There were no unusual or key items that affected comparability for Adjusted EBITDA during the three or six months ended March 31, 2017 and 2016.

	Three months ended March 31		Six months ended March 31
(In millions)	2017	2016	2017	2016
Operating income	57	59	108	112
Depreciation and amortization	3	4	6	8
EBITDA	$60	$63	$114	$120

Quick Lubes

Three months ended March 31, 2017 and 2016

Quick Lubes sales increased $15 million, or 13%, to $128 million during the current quarter. The acquisition of Oil Can Henry’s and Time-It Lube increased sales by $7 million during the three months ended March 31, 2017. Higher pricing, favorable product mix, and higher volumes increased sales by $4 million, $2 million and $2 million, respectively.

Gross profit increased $3 million during the current quarter compared to the prior year quarter. Increases in volumes and changes in product mix each increased gross profit by $1 million. while the acquisition of Oil Can Henry’s and Time-It Lube increased gross profit by $1 million. Gross profit margin during the current quarter decreased 2.2 percentage points to 39.7% as our cost grew faster than our revenues, particularly in labor.

Selling, general and administrative expense increased $2 million during the current quarter. The increase was primarily a result of employee related costs and a $1 million increase in expenses as a result of the acquisition of Oil Can Henry’s.

Operating income totaled $31 million in the current quarter as compared to $29 million in the prior year quarter. EBITDA increased $3 million to $36 million in the current quarter. EBITDA margin decreased 1.1 percentage points to 28.1% in the current quarter.

Six months ended March 31, 2017 and 2016

Quick Lubes sales increased $42 million, or 20%, to $255 million during the six months ended March 31, 2017 compared to the prior year period. The acquisition of Oil Can Henry’s and Time-It Lubes increased sales by $21 million during the six months ended March 31, 2017. Increased volumes, changes in product mix and favorable pricing increased sales by $12 million, $3 million and $6 million, respectively.

Gross profit increased $14 million during the six months ended March 31, 2017 compared to the prior year period. Increases in volumes and changes in product mix combined to increase gross profit by approximately $6 million. Favorable product pricing, partially offset by increased product costs, increased gross profit by $3 million, while the acquisition of Oil Can Henry’s and Time-It Lube increased gross profit by $5 million. Gross profit margin during the current quarter decreased 1.3 percentage points to 39.9% as our cost grew faster than our revenues, particularly in labor.

Selling, general and administrative expense increased $6 million during the six months ended March 31, 2017. The increase was primarily a result of employee related costs and a $2 million increase in expenses as a result of the acquisition of Oil Can Henry’s.

Operating income totaled $60 million during the six months ended March 31, 2017 as compared to $52 million during the six months ended March 31, 2016. EBITDA increased $10 million to $70 million during the six months ended March 31, 2017. EBITDA margin decreased 0.7 percentage points to 27.5% in the current period.

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

	Company-owned
	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016

Beginning of period	347	342	333	331	282
Opened	—	—	2	—	1
Acquired	28	—	—	1	47
Conversions between company-owned and franchise	—	5	7	1	1
Closed	(1)	—	—	—	—
End of period	374	347	342	333	331

	Franchise
	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016

Beginning of period	729	726	722	721	674
Opened	7	10	12	4	6
Acquired	—	—	—	—	42
Conversions between company-owned and franchise	—	(5)	(7)	(1)	(1)
Closed	(2)	(2)	(1)	(2)	—
End of period	734	729	726	722	721

Total VIOC Stores	1,108	1,076	1,068	1,055	1,052

The year over year change from March 31, 2017 to March 31, 2016 is primarily driven by opening new company-owned stores and franchise locations, as well as the acquisition of Time-It Lube in the second quarter of 2017, which added 28 company-owned locations.

	Three months ended March 31		Six months ended March 31
	2017	2016	2017	2016
Same-Store Sales Growth** - Company-owned	2.1%	7.1%	5.7%	6.4%
Same-Store Sales Growth** - Franchisee*	4.7%	8.4%	6.7%	8.1%
Same-Store Sales Growth** - Combined*	3.9%	8.0%	6.4%	7.6%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
**Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Quick Lubes. There were no unusual or key items that affected comparability for Adjusted EBITDA for the three or six months ended March 31, 2017 and 2016.

	Three months ended March 31		Six months ended March 31
(In millions)	2017	2016	2017	2016
Operating income	31	29	60	52
Depreciation and amortization	5	4	10	8
EBITDA	$36	$33	$70	$60
International

Three months ended March 31, 2017 and 2016

International sales increased $14 million, or 12%, to $133 million during the current quarter. This was primarily driven by higher volume levels.

Gross profit increased $5 million during the current quarter compared to the prior year quarter. This increase was primarily driven by increases in volumes. Gross profit margin was flat compared to the prior year quarter.

Selling, general and administrative expense increased $4 million during the current quarter, primarily as a result of a $2 million increase in legal reserves and expenses related to historical tax matters, and $1 million of increased employee costs.

Operating income totaled $18 million in the current quarter as compared to $17 million in the prior year quarter. EBITDA was flat compared to the prior year quarter. EBITDA margin decreased 1.7 percentage points to 14.3% in the current quarter.

Six months ended March 31, 2017 and 2016

International sales increased $24 million, or 10%, to $258 million during the six months ended March 31, 2017 as compared to the prior year period. This was primarily driven by higher volumes, which increased sales by $29 million, or 12%, partially offset by lower sales of non-lubricant products of approximately $3 million and $1 million related to unfavorable foreign currency impacts.

Gross profit increased $8 million during the current year period compared to the prior year period. This increase was primarily driven by increases in volumes. Gross profit margin during the the six months ended March 31, 2017 increased 0.3 percentage points to 30.6% as compared to the prior year period.

Selling, general and administrative expense increased $5 million during the six months ended March 31, 2017, primarily as a result of a $2 million increase in legal reserves and expenses related to historical tax matters, and $2 million of increased employee costs. Equity and other income increased $2 million compared to the prior year period primarily as a result of an increase in royalty income.

Operating income totaled $38 million during the six months ended March 31, 2017 as compared to $33 million in the prior year period. EBITDA increased $4 million in the six months ended March 31, 2017 to $40 million. EBITDA margin increased 0.1 percentage points to 15.5% in the current period.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of International. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Valvoline’s operations, which exclude certain key items. There were no unusual or key items that affected comparability for Adjusted EBITDA for three or six months ended March 31, 2017 and 2016.

	Three months ended March 31		Six months ended March 31
(In millions)	2017	2016	2017	2016
Operating income	18	17	38	33
Depreciation and amortization	1	2	2	3
EBITDA	$19	$19	$40	$36
Unallocated and Other
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are reported within the operating segments), certain significant restructuring activities and legacy costs.
The following table summarizes the key components of Unallocated and other operating income (expense) for the three and six months ended March 31, 2017 and 2016.

	Three months ended March 31		Six months ended March 31
(In millions)	2017	2016	2017	2016
Gain (loss) on pension and other postretirement plan remeasurements	—	(5)	8	(5)
Pension and other postretirement net periodic income (a)	17	4	35	7
Separation costs	(6)	—	(12)	—
Other	—	—	—	1
Total income (expense)	$11	$(1)	$31	$3

(a) Amounts exclude service costs of $2 million which are recorded within the results of the operating segments for the three months ended March 31, 2016. Amounts exclude service costs of $1 million and $4 million which are recorded within the results of the operating segments for the six months ended March 31, 2017 and 2016, respectively.

Unallocated and other recorded income of $11 million and loss of $1 million during the three months ended March 31, 2017 and 2016, respectively. Unallocated and other recorded of income of $31 million and $3 million during the six months ended March 31, 2017 and 2016, respectively. Unallocated and other includes pension and other postretirement net periodic costs and income within operations that have not been allocated to reportable segments.

In connection with Valvoline’s separation from Ashland, the Company assumed pension and other postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. Before the transfer on September 1, 2016, these plans were accounted for by Valvoline as multi-employer plans. See Note 8 of Notes to the Condensed Consolidated Financial Statements as changes made to these plans will significantly impact amounts recorded by Valvoline in the future. In the historical periods presented, Valvoline received an allocation of the cost for these benefits based on Valvoline employees’ relative participation in the plan. However, as the responsibility for several of Ashland’s pension and other postretirement plans transferred to Valvoline, the full amount of any costs or gains related to the transferred plans has been reflected within the Valvoline condensed consolidated financial statements for the three and six months ended March 31, 2017 and will continue going forward. These pension and other postretirement plan costs include interest cost, expected return on assets and amortization of prior service credit, which resulted in income of $17 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income during the three months ended March 31, 2017. During the three months ended March 31, 2016, $1 million of expense was recorded within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income. These pension and other postretirement plans resulted in income of $35 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income during the six months ended March 31, 2017. During the six months ended March 31, 2016, $1 million of income was recorded within Cost of sales and $1 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income. The six months ended March 31, 2017 also included an $8 million gain on the remeasurement of certain other postretirement health and life insurance benefits that were discontinued. Recent plan amendments froze the pension benefits for the majority of Ashland’s U.S. pension plans as of September 30, 2016 and reduced the retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. As a result of these amendments, the amounts recorded for pension and other postretirement plans are expected to be substantially different in 2017 and beyond.

Unallocated and other also included $6 million and $12 million of separation costs in the three and six months ended March 31, 2017, respectively. There were no such costs in the same periods of the prior year.

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

Valvoline had $135 million in cash and cash equivalents as of March 31, 2017, of which $90 million was held by foreign subsidiaries. Valvoline currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.

During the first quarter of fiscal 2017, Valvoline entered into an accounts receivable securitization, which makes available up to $125 million. Valvoline borrowed $75 million under this facility during the first quarter of fiscal 2017 and applied the net proceeds to reduce borrowings under the Term Loan A by the same amount.

Valvoline’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Cash Flows are summarized as follows for the six months ended March 31, 2017 and 2016:

	Six months ended March 31

(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$70	$91
Investing activities	(76)	(81)
Financing activities	(30)	(10)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	$(37)	$—

Operating activities

The following discloses the cash flows associated with Valvoline’s operating activities for the six months ended March 31, 2017 and 2016.

	Six months ended March 31
(In millions)	2017	2016
Cash flows from operating activities:
Net income	$143	$133
Adjustments to reconcile income to cash flows from operating activities
Depreciation and amortization	18	19
Debt issuance cost amortization	2	—
Equity income from affiliates	(7)	(7)
Distributions from equity affiliates	3	8
Net loss on acquisition	—	1
Pension contributions	(10)	(2)
Gain on pension and other postretirement plan remeasurements	(8)	—
Stock-based compensation expense	3	—
Change in assets and liabilities (a)
Accounts receivable	(42)	(15)
Inventories	(17)	(17)
Payables and accrued liabilities	(9)	(10)
Other assets and liabilities	(6)	(19)
Total cash flows provided by operating activities	$70	$91

(a)	Excludes changes resulting from operations acquired or sold.

Cash provided by operating activities was $70 million in the six months ended March 31, 2017 and $91 million in the six months ended March 31, 2016. The decrease in cash flows provided by operating activities was primarily related to $24 million of additional interest and retirement contributions.

Investing activities
The following table sets forth the cash flows associated with investing activities for the six months ended March 31, 2017 and 2016:

	Six months ended March 31
(In millions)	2017	2016
Cash flows from investing activities
Additions to property, plant and equipment	$(27)	$(14)
Acquisitions, net of cash acquired	(48)	(67)
Other investing activities, net	(1)	—
Total cash flows used in investing activities	$(76)	$(81)
 Cash used by investing activities was $76 million and $81 million during the six months ended March 31, 2017 and 2016, respectively. Increases in capital expenditures compared to the prior year were generally related to investments in preparation for full separation from Ashland to operate as a stand-alone company. Cash outflows for acquisitions increased from the prior year due to differences in purchase price and scale of operations acquired in each period.

Financing activities
The following table sets forth the cash flows associated with financing activities for the six months ended March 31, 2017 and 2016:

	Six months ended March 31
(In millions)	2017	2016
Cash flows from financing activities
Net transfers to Parent	$(2)	$(10)
Proceeds from borrowings	75	—
Repayments on borrowings	(83)	—
Cash dividends paid	(20)	—
Total cash flows used in financing activities	$(30)	$(10)

Cash flows used in financing activities was $30 million for the six months ended March 31, 2017 and $10 million in the six months ended March 31, 2016. Cash flows used by financing activities in the current year were related to the quarterly payments of cash dividends of $0.049 per share for a total of $20 million, as well as repayments on the term loan borrowing, net of proceeds related to the issuance of accounts receivable securitization of $75 million. Cash flows used by financing activities in the prior year quarter were primarily the net remittances to Ashland as Ashland managed Valvoline’s cash and financing arrangements prior to the IPO and all excess cash generated through earnings were remitted to Ashland and all sources of cash were funded by Ashland.

Free cash flow and other liquidity information

The following table sets forth free cash flow for the disclosed periods and reconciles free cash flow to cash flows provided by operating activities. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs, and includes the pension and other postretirement plan remeasurement losses or gains related to Ashland sponsored benefit plans accounted for as a participation in a multi-employer plan prior to their transfer to Valvoline in September 2016. See “Results of Operations-Consolidated Review-Non-GAAP Performance Measures” for additional information.

	Six months ended March 31
(In millions)	2017	2016
Cash flows provided by operating activities	$70	$91
Less:
Additions to property, plant and equipment	(27)	(14)
Free cash flows	$43	$77

At March 31, 2017, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $277 million, compared to $349 million at September 30, 2016. Liquid assets, (cash, cash equivalents, and accounts receivable) amounted to 115% of current liabilities at March 31, 2017 and 134% at September 30, 2016.
Debt
The following summary reflects Valvoline’s debt as of March 31, 2017 and September 30, 2016:

	March 31	September 30
(In millions)	2017	2016
Short-term debt	$75	$—
Long-term debt (including current portion and debt issuance cost discounts) (a)	662	743
Total debt	$737	$743

(a)	Amount is net of $8 million and $9 million of debt issuance cost discounts as of March 31, 2017 and September 30, 2016, respectively.

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

As of March 31, 2017, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement.

Liquidity projection

On April 24, 2017, Valvoline’s Board of Directors authorized a share repurchase program, under which Valvoline may repurchase up to $150 million of its common stock through December 31, 2019. Purchases will be made in accordance with all applicable securities laws and regulations and will be funded from available liquidity.
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

Capital expenditures

Valvoline is currently forecasting approximately $70 million to $80 million of capital expenditures for 2017, funded primarily from operating cash flows. Capital expenditures were $27 million and $14 million for the six months ended March 31, 2017 and 2016, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued accounting pronouncements and the impact on Valvoline, see Note 1 in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of Valvoline’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), sales deductions, employee benefit obligations, and income taxes.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis - Critical Accounting Policies” in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K and determined there were no changes to our critical accounting policies in the six months ended March 31, 2017. Also, there were no significant changes in our estimates associated with those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valvoline’s market risk exposure at March 31, 2017 is generally consistent with the types and amounts of market risk exposures presented in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, Valvoline, under the supervision and with the participation of its management, including Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control

During the three months ended March 31, 2017, there were no significant changes in Valvoline’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were not material during the six months ended March 31, 2017. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended March 31, 2017.

ITEM 6.  EXHIBITS

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

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

VALVOLINE INC.
(Registrant)

April 28, 2017	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer