Form 10-Q
period 2017-06-30
VALVOLINE INC
filed 2017-08-08
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

At July 31, 2017, there were 202,625,205 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions except per share data - unaudited)	2017	2016	2017	2016
Sales	$534	$499	$1,537	$1,435
Cost of sales	337	300	957	868
Gross profit	197	199	580	567

Selling, general and administrative expense	100	93	292	273
Pension and other postretirement plan non-service income and remeasurement adjustments, net	(17)	(2)	(60)	(3)
Separation costs	15	—	27	—
Equity and other income	(5)	(5)	(20)	(16)
Operating income	104	113	341	313
Net interest and other financing expense	10	—	28	—
Net loss on acquisition	—	—	—	(1)
Income before income taxes	94	113	313	312
Income tax expense	38	38	114	104
Net income	$56	$75	$199	$208

NET INCOME PER SHARE (a)
Basic	$0.27	$0.44	$0.97	$1.22
Diluted	$0.27	$0.44	$0.97	$1.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (a)
Basic	204	170	204	170
Diluted	204	170	204	170

DIVIDENDS PAID PER COMMON SHARE	$0.05	$—	$0.15	$—

COMPREHENSIVE INCOME
Net income	$56	$75	$199	$208
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	6	(8)	3	(3)
Pension and other postretirement obligation adjustment	(2)	$—	$(6)	—
Other comprehensive income (loss)	4	(8)	(3)	(3)
Comprehensive income	$60	$67	$196	$205

(a) See Note 11 for additional information regarding revisions to prior period earnings per share ("EPS") calculations.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions except per share amounts - unaudited)	June 30 2017	September 30 2016
Assets
Current assets
Cash and cash equivalents	$132	$172
Accounts receivable	403	363
Inventories	181	139
Other assets	32	56
Total current assets	748	730
Noncurrent assets
Property, plant and equipment
Cost	792	727
Accumulated depreciation	423	403
Net property, plant and equipment	369	324
Goodwill and intangibles	334	267
Equity method investments	29	26
Deferred income taxes	394	389
Other assets	86	89
Total noncurrent assets	1,212	1,095
Total assets	$1,960	$1,825

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term debt	$75	$—
Current portion of long-term debt	15	19
Trade and other payables	196	177
Accrued expenses and other liabilities	235	204
Total current liabilities	521	400
Noncurrent liabilities
Long-term debt	643	724
Employee benefit obligations	811	886
Deferred income taxes	2	2
Other liabilities	186	143
Total noncurrent liabilities	1,642	1,755
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 203 and 205 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	2	2
Paid-in capital	2	710
Retained deficit	(207)	—
Ashland's net investment	—	(1,039)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ deficit	(203)	(330)
Total liabilities and stockholders’ deficit	$1,960	$1,825

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit

	Common stock
(In millions except per share amounts - unaudited)	Shares	Amount	Paid-in capital	Retained deficit	Accumulated other comprehensive (loss) income	Ashland's net investment	Total
Balance at September 30, 2016	205	$2	$710	$—	$(3)	$(1,039)	$(330)
Net income	—	—	—	199	—	—	199
Contribution of net liabilities from former parent	—	—	—	—	6	(2)	4
Net transfers from former parent	—	—				5	5
Distribution of Ashland's net investment	—	—	(710)	(326)	—	1,036	—
Currency translation adjustments	—	—	—	—	3	—	3
Stock-based compensation	—	—	2	—	—	—	2
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(6)	—	(6)
Repurchase of common stock	(2)	—	—	(50)	—	—	(50)
Dividends paid, $0.049 per common share	—	—	—	(30)	—	—	(30)
Balance at June 30, 2017	203	$2	$2	$(207)	$—	$—	$(203)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2017	2016
Cash flows from operating activities
Net income	$199	$208
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	30	29
Debt issuance cost amortization	2	—
Equity income from affiliates	(10)	(11)
Distributions from equity affiliates	7	11
Net loss on acquisition	—	1
Pension contributions	(16)	—
Gain on pension and other postretirement plan remeasurements	(8)	—
Stock-based compensation expense	6	—
Change in assets and liabilities (a)
Accounts receivable	(39)	(3)
Inventories	(41)	(10)
Payables and accrued liabilities	43	(14)
Other assets and liabilities	(16)	(25)
Total cash provided by operating activities	157	186
Cash flows from investing activities
Additions to property, plant and equipment	(43)	(32)
Proceeds from disposal of property, plant and equipment	1	1
Acquisitions, net of cash acquired	(66)	(70)
Other investing activities, net	(1)	—
Total cash used in investing activities	(109)	(101)
Cash flows from financing activities
Net transfers from (to) Ashland	5	(85)
Proceeds from borrowings	75	—
Repayments on borrowings	(87)	—
Repurchase of common stock	(50)	—
Cash dividends paid	(30)	—
Total cash used in financing activities	(87)	(85)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—
Decrease in cash and cash equivalents	(40)	—
Cash and cash equivalents - beginning of period	172	—
Cash and cash equivalents - end of period	$132	$—

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Valvoline Inc. (“Valvoline” or the “Company”) is a worldwide producer, marketer, and supplier of engine and automotive maintenance products and services. On September 22, 2015, the Company's former parent, Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to herein as "Ashland"), announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and Ashland's specialty chemicals business (the “Separation”). Following a series of restructuring steps, Valvoline was incorporated in May 2016, and prior to the completion of the Company’s initial public offering (“IPO”) on September 28, 2016, substantially all of the historical Valvoline business reported by Ashland, as well as certain other legacy Ashland assets and liabilities, were transferred to Valvoline (the "Contribution"). After completing the IPO, Ashland owned approximately 83% of the outstanding shares of Valvoline’s common stock. On May 12, 2017, Ashland distributed all of its remaining interest in Valvoline to Ashland stockholders (the "Distribution") through a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017, marking the completion of Valvoline's Separation from Ashland. Effective upon Distribution, Ashland no longer owns any shares of Valvoline common stock, and Valvoline is no longer a controlled and consolidated subsidiary of Ashland.

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

All transactions and balances between Valvoline and Ashland have been reported in the condensed consolidated financial statements. For periods prior to the completion of the IPO, transactions between Valvoline and Ashland were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from Ashland’s centralized cash management system are reflected as a component of Ashland's net investment in the Condensed Consolidated Balance Sheets and as a financing activity within the accompanying Condensed Consolidated Statements of Cash Flows. Ashland's net investment on the Condensed Consolidated Balance Sheets represents the cumulative net investment by Ashland in Valvoline, including net income through the completion of the IPO and net cash transfers to and from Ashland. In the Condensed Consolidated Statement of Stockholders’ Deficit, Ashland's net investment represents the cumulative net investment by Ashland in Valvoline through IPO, including net cash transfers to and from Ashland through Distribution. Concurrent with the Distribution, Ashland's net investment in Valvoline was reduced to zero with a corresponding adjustment to Paid-in capital and Retained deficit.

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and Securities and Exchange Commission regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Certain prior period amounts have been reclassified to conform to current presentation. In addition, refer to Note 11 for information regarding a revision to correct an immaterial error in the net earnings per share (“EPS”) calculations previously reported in the consolidated and condensed consolidated financial statements for the periods prior to and including September 30, 2016.

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

In March 2016, the FASB issued new accounting guidance for certain aspects of share-based payments to employees, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. In particular, the tax effects of all stock-based compensation awards will be included in income, windfall tax benefits and deficiencies will be reported as discrete items in the interim period when they arise, all tax-related cash flows from share-based payments will be reported as operating activities in the statement of cash flows, the classification of awards as liabilities or equity due to tax withholdings may change, and accounting for forfeitures may change. This guidance is effective for the Company beginning October 1, 2017; however, Valvoline elected to early adopt this guidance in the quarter ended June 30, 2017, with all relevant adjustments applied as of the beginning of the fiscal year. This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to recognize forfeitures as they occur rather than estimate a forfeiture rate. The impact on Valvoline's condensed consolidated financial statements as a result of adopting this new guidance was not material.

In January 2017, the FASB issued accounting guidance which simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step impairment test under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The guidance instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance must be applied prospectively and will become effective for Valvoline on October 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Valvoline's annual evaluation of goodwill for impairment is performed as of July 1. As this guidance simplifies the process for measuring impairment, management does not expect there will be an impact on the consolidated financial statements given the Company's historical excess fair value of its reporting units.

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

In May 2017, the FASB issued accounting guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. This guidance must be applied prospectively and will become effective for Valvoline on October 1, 2018, with early adoption being optional. Valvoline does not expect this guidance to have a significant impact on the consolidated financial statements, though the impacts will depend on the nature of any future changes in Valvoline's share-based awards. This guidance will be applied in relevant future periods when terms or conditions of share-based awards are changed.

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

Oil Can Henry’s

On February 1, 2016, Valvoline completed the acquisition of OCH International, Inc. (Oil Can Henry’s), which included 89 quick-lube stores, 47 company-owned stores and 42 franchise locations in Oregon, Washington, California, Arizona, Idaho and Colorado.
The total purchase price, net of cash acquired, for the acquisition of Oil Can Henry’s within the Quick Lubes reportable segment was $62 million. Of the $62 million, $83 million was allocated to goodwill and $10 million to assets, including working capital, property, plant and equipment, intangible assets, and other non-current assets. Valvoline also assumed $11 million of debt, $11 million of current liabilities and $9 million of noncurrent liabilities.
The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition of Oil Can Henry’s. None of the goodwill is expected to be deductible for income tax purposes.

Other Quick Lubes acquisitions

During the nine months ended June 30, 2017, the Company completed the acquisition of 14 franchise locations within the Quick Lubes reportable segment for an aggregate purchase price of $22 million. The purchase price has primarily been allocated to Goodwill and intangibles within the Condensed Consolidated Balance Sheets.

NOTE 3 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable as of the Condensed Consolidated Balance Sheet dates:

(In millions)	June 30 2017	September 30 2016
Trade and other accounts receivable	$408	$368
Less: Allowance for doubtful accounts	(5)	(5)
	$403	$363

NOTE 4 - INVENTORIES

Inventories are carried at the lower of cost or market value.  Inventories are primarily stated at cost using the weighted average cost method. In addition, certain lubricants are valued at cost using the last-in, first-out (“LIFO”) method.

The following summarizes Valvoline’s inventories as of the Condensed Consolidated Balance Sheet dates:

(In millions)	June 30 2017	September 30 2016
Finished products	$186	$149
Raw materials, supplies and work in process	28	21
LIFO reserves	(30)	(29)
Obsolete inventory reserves	(3)	(2)
	$181	$139

NOTE 5 - GOODWILL

Goodwill

Valvoline reviews goodwill for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment consists of Valvoline determining each reporting unit’s current fair value compared to its current carrying value as of July 1. The performance of the annual impairment analysis during 2016 did not result in any impairment of goodwill, and no events or circumstances that would indicate an impairment may have occurred were noted during the nine months ended June 30, 2017. The estimated fair value of each reporting unit with a goodwill balance was significantly in excess of its carrying value.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2017.

(In millions)	Core North America	Quick Lubes	International	Total
September 30, 2016	$89	$135	$40	$264
Acquisitions (a)	—	65	—	65
June 30, 2017	$89	$200	$40	$329

(a) Relates to $44 million for the acquisition of Time-It Lube and $21 million for the acquisition of 14 locations within the Quick Lubes reportable segment during the nine months ended June 30, 2017. See Note 2 for more information.

NOTE 6 - DEBT

The following table summarizes Valvoline’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2017	September 30 2016
Senior Notes	$375	$375
Term Loan A	289	375
Accounts Receivable Securitization	75	—
Revolver	—	—
Other (a)	(6)	(7)
Total debt	$733	$743
Short-term debt	75	—
Current portion of long-term debt	15	19
Long-term debt	$643	$724

(a) At June 30, 2017, Other includes $8 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions. At September 30, 2016, Other included $9 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions.

At June 30, 2017, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $666 million, compared to a fair value of $690 million.  At September 30, 2016, Valvoline’s long-term debt (including current portion and excluding debt issuance costs) had a carrying value of $752 million, compared to a fair value of $771 million.  Borrowings under the Term Loans (as defined below) are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the 5.500% senior unsecured notes due 2024 (“Senior Notes”) is based on quoted market prices, which are Level 1 inputs within the fair value hierarchy.

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

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 Accounts Receivable Securitization Facility and used the net proceeds to repay an equal amount of the Term Loan A. As a result, the Company recognized an immaterial charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in Net interest and other financing expense in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2017. At June 30, 2017, $75 million was outstanding and the total borrowing capacity remaining under the 2017 Accounts Receivable Securitization Facility was $50 million. The weighted average interest rate for this instrument was 1.8% and 1.7% for the three and nine months ended June 30, 2017, respectively.

Senior Credit Agreement

The 2016 Senior Credit Agreement provided for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), composed of (i) a five year $875 million Term Loan A facility (“Term Loans”) and (ii) a five year $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”). At June 30, 2017, there were no borrowings under the Revolver and the total borrowing capacity remaining under the Revolver was $436 million due to a reduction of $14 million for letters of credit outstanding.

The 2016 Senior Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of June 30, 2017, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement.

NOTE 7 – INCOME TAXES

Tax Matters Agreement

For the periods prior to Separation from Ashland, Valvoline will be included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries (collectively, the “Ashland Group Returns”). Under the Tax Matters Agreement between Valvoline and Ashland that was entered into on September 22, 2016, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland Group Returns, and Valvoline will make tax sharing payments to Ashland, inclusive of tax attributes utilized. The amount of the tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed their own consolidated, combined or separate tax returns for the periods prior to Distribution that include only Valvoline and/or its relevant subsidiaries, as the case may be. During the three and nine months ended June 30, 2017, Valvoline recognized a $2 million benefit in Selling, general and administrative expense for a reduction in amounts due to Ashland under the Tax Matters Agreement as a result of Ashland's utilization of Valvoline tax attributes in the Ashland Group Returns. This benefit was offset by additional income tax expense of $2 million. We could have similar Tax Matters Agreement activity in future periods based upon Ashland's ability to utilize Valvoline's estimated tax benefits in the Ashland Group Returns for the pre-Distribution periods.

Total net liabilities related to these and other obligations owed to Ashland under the Tax Matters Agreement were $66 million at June 30, 2017 and September 30, 2016. The net liability at June 30, 2017 consisted of receivables from Ashland of $9 million recorded in other current assets and deferred tax benefits of $1 million in deferred income tax assets, net of $76 million recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2016, the net liability consisted of receivables from Ashland of $5 million recorded in Other current assets and $71 million recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Effective income tax rates

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense for the three months ended June 30, 2017 was $38 million, an effective tax rate of 40.4% compared to an expense of $38 million, an effective tax rate of 33.6% for the three months ended June 30, 2016. The difference in these rates is primarily related to certain non-deductible Separation costs, as well as additional income tax expense resulting from the Tax Matters Agreement with Ashland.

Income tax expense for the nine months ended June 30, 2017 was $114 million, an effective tax rate of 36.4% compared to an expense of $104 million, an effective tax rate of 33.3% for the nine months ended June 30, 2016. The increase in the effective tax rate in the current year was primarily attributed to certain non-deductible Separation costs, additional income tax expense resulting from the Tax Matters Agreement with Ashland, and net favorable discrete items in the prior year related to the tax law change from the reinstatement of research and development credits.

Unrecognized tax benefits

Valvoline recognized less than $1 million of expense for uncertain tax positions for the three months ended June 30, 2017 and $1 million of expense for the nine months ended June 30, 2017, which related to increases in positions taken in the current year as well as increases related to positions taken on items from prior years. Valvoline expects no decrease in the amount of accrual for uncertain tax positions in the next twelve months. However, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Valvoline is not able to estimate the impact of these items at this time.

NOTE 8 – EMPLOYEE BENEFIT PLANS

During September 2016 and prior to the IPO, Ashland transferred a substantial portion of its U.S. qualified and non-qualified pension plans as well as certain other postretirement obligations to Valvoline. Prior to the transfer, Valvoline accounted for its participation in the Ashland sponsored pension and other postretirement benefit plans as multi-employer plans. For purposes of these financial statements, costs for multi-employer plans were allocated based on Valvoline employee’s participation in the plan prior to September 1, 2016.

Subsequent to the transfer from Ashland, Valvoline accounts for the plans as single-employer plans recognizing the full amount of any costs, gains, and net liabilities within the condensed consolidated financial statements. The total pension and other postretirement benefit income accounted for under the single employer plan method of $16 million and $58 million during the three and nine months ended June 30, 2017, respectively, was primarily recognized within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income.

The total pension and other postretirement benefit costs allocated to Valvoline as multi-employer pension plans were zero and income of $2 million for the three and nine months ended June 30, 2016, respectively. During the three and nine months ended June 30, 2016, these allocated costs include non-service income and remeasurement adjustments of $3 million and $5 million of income, respectively. Of these amounts, approximately $1 million and $2 million of income were recorded to Cost of Sales during the three and nine months ended June 30, 2016, respectively, and $2 million and $3 million of income were recorded for the three and nine months ended June 30, 3016, respectively, to Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income. During the three months ended June 30, 2016, service cost was $3 million, for which $1 million was recognized within Cost of goods sold as well as $2 million in Selling, general and administrative expense. During the nine months ended June 30, 2016, service cost was $7 million, and $3 million was within Cost of goods sold and $4 million within Selling, general and administrative expense.

Contributions to the pension plans were approximately $6 million and $16 million during the three and nine months ended June 30, 2017, respectively. Expected contributions to pension plans for the remainder of 2017 are approximately $400 million, including the planned voluntary contribution to the U.S. qualified pension plan discussed in Note 15.

Plan amendments and remeasurements

Effective January 1, 2017, Valvoline discontinued certain other postretirement health and life insurance benefits. The effect of these plan amendments resulted in a remeasurement gain of $8 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2017.

During March 2016, Ashland announced that the majority of its defined benefit pension plans, accounted for as multi-employer plans, would freeze the accrual of benefits effective September 30, 2016. Additionally, during March 2016, Ashland announced that retiree life and medical benefits would be reduced effective October 1, 2016 and January 1, 2017, respectively. The effect of these plan amendments resulted in a remeasurement loss of $5 million for the nine months ended June 30, 2016. Approximately $2 million was recorded within Cost of sales and $3 million within Pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2016.

Components of net periodic benefit costs (income)

For segment reporting purposes, service cost is proportionately allocated to each reportable segment, while all other components of net periodic benefit income are recognized within Unallocated and other.

The following table summarizes the components of pension and other postretirement benefit income. For the three and nine months ended June 30, 2016, these amounts were generally related to allocations to Valvoline under a multi-employer plan method of accounting.

			Other postretirement benefits
	Pension benefits
(In millions)	2017	2016	2017	2016
Three months ended June 30
Service cost	$1	$3	$—	$—
Interest cost	22	6	—	—
Expected return on plan assets	(36)	(9)	—	—
Amortization of prior service credit	—	—	(3)	—
Net periodic benefit income	$(13)	$—	$(3)	$—

Nine months ended June 30
Service cost	$2	$7	$—	$—
Interest cost	65	18	1	1
Expected return on plan assets	(109)	(27)	—	—
Amortization of prior service credit	—	—	(9)	(2)
Curtailment gain	—	(12)	—	(6)
Actuarial loss (gain)	—	22	(8)	1
Net periodic benefit (income) costs	$(42)	$8	$(16)	$(6)
Non-qualified trust funds

The Company maintains a non-qualified trust to fund benefit payments for its non-qualified pension plan. Valvoline had $32 million and $34 million of non-qualified benefit plan investments as of June 30, 2017 and September 30, 2016, respectively, which primarily consist of fixed income U.S government bonds and are classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets. Gains and losses related to deferred compensation investments are immediately recognized within the Condensed Consolidated Statements of Comprehensive Income. These investments consist of Level 1 measurements within the fair value hierarchy, which are observable inputs, such as unadjusted quoted prices in active markets for identical assets and liabilities.

NOTE 9 – LITIGATION, CLAIMS AND CONTINGENCIES

There are various claims, lawsuits and administrative proceedings pending or threatened against Valvoline and its various subsidiary companies. Such actions are with respect to commercial and tax disputes, product liability, toxic tort liability, environmental, and other matters which seek remedies or damages, in some cases in substantial amounts. While Valvoline cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded where appropriate. Losses already recognized with respect to such actions were not material as of June 30, 2017 and September 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Valvoline currently believes that such potential losses will not be material.

NOTE 10 - STOCK-BASED COMPENSATION PLANS

Prior to the Distribution, share-based awards for key Valvoline employees and directors were principally settled in Ashland common stock and granted through participation in Ashland’s stock incentive plans, primarily in the form of stock appreciation rights ("SARs"), restricted stock, performance shares and other nonvested stock awards. In periods preceding the Distribution, stock-based compensation expense was allocated to Valvoline based on the awards and terms previously granted. In connection with the Distribution on May 12, 2017, outstanding Ashland share-based awards held by Valvoline employees were converted to equivalent share-based awards of Valvoline based on an exchange ratio of Ashland’s fair market value prior to Distribution in relation to Valvoline’s fair market value post-Distribution.

The 2016 Valvoline Inc. Incentive Plan (the "Valvoline IP") was adopted by Valvoline's Board of Directors effective October 1, 2016, after having been approved by Ashland as controlling stockholder on September 27, 2016. Share-based awards granted under the Valvoline IP contain similar terms and conditions as those granted under the Ashland stock incentive plans, including SARs, restricted stock, performance shares and other nonvested stock awards. A total of 7 million shares are authorized to be issued under the Valvoline IP.

Valvoline recognizes stock-based compensation expense within the Selling, general and administrative expense caption of the Condensed Consolidated Statements of Comprehensive Income. In the periods following the Distribution, Valvoline recognizes stock-based compensation expense based on the grant date fair value of new or modified awards over the requisite vesting period. Stock-based compensation expense was $3 million for each of the three months ended June 30, 2017 and 2016 and $7 million and $8 million for the nine months ended June 30, 2017 and 2016, respectively. During the prior year periods, this expense was based on an allocation from Ashland, and during the three and nine months ended June 30, 2017, these allocations were $1 million and $4 million, respectively. Included in the total stock-based compensation expense below is approximately $1 million for the three and nine months ended June 30, 2017 related to certain awards that are cash-settled and liability-classified; therefore, fair value is remeasured at the end of each reporting period until settlement.

The following is a summary of stock-based compensation expense recognized by the Company during the three and nine months ended June 30, 2017:

	Three months ended	Nine months ended
	June 30	June 30
(In millions)	2017	2017
SARs	$1	$2
Nonvested stock awards	1	4
Performance awards	1	1
Total stock-based compensation expense, pre-tax	3	7
Tax benefit	(1)	(3)
Total stock-based compensation expense, net of tax	$2	$4

SARs

Through Valvoline’s participation in Ashland’s stock incentive plans, SARs were granted to certain Valvoline employees to provide award holders with the ability to profit from the appreciation in value of a set number of shares of Ashland’s common stock over a period of time by exercising their award and receiving the sum of the increase in shares. SARs were granted at a price equal to the fair market value of the stock on the date of grant and typically vest and become exercisable over a period of one to three years. Unexercised SARs lapse ten years and one month after the date of grant.

In connection with the Distribution, Ashland SARs held by Valvoline employees were converted to equivalent Valvoline SARs based on the exchange ratio described above, which modified the number of SARs outstanding as well as the exercise price. The conversion was treated as a modification for accounting purposes, and accordingly, Valvoline estimated its pre-

and post-modification fair value using the Black-Scholes option pricing model, which resulted in an immaterial increase in the incremental fair value of the awards. This model requires several assumptions, which were developed and updated based on historical trends and current market observations.  The following table illustrates the weighted average of key assumptions used within the Black-Scholes option-pricing model to estimate fair value of the modified SARs at Distribution. The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the modification for the expected term of the instrument. The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases. Due to the lack of historical data for Valvoline, the volatility assumption was calculated by utilizing average volatility of peer companies with look-back periods commensurate with the expected term for each tranche of awards. The expected term is based on the vesting period and contractual term for each vesting tranche of awards, which generally utilized the mid-point between the vesting date and the expiration date as the expected term.

Weighted average fair value per share of SARs	$7.44
Assumptions (weighted average)
Risk-free interest rate (a)	1.7%
Expected dividend yield	0.9%
Expected volatility (b)	22.8%
Expected term (in years) (c)	7.45

(a) The range of risk-free interest rates used for the SARs converted to Valvoline shares at Distribution was 1.1% to 1.9%.
(b) The range of expected volatility used for the SARs converted to Valvoline shares at Distribution was 21.5% to 24.4%.
(c) For SARs that were fully vested at Distribution, the expected term is based on the mid-point of the Distribution date and the expiration date.

The following table summarizes the activity relative to SARs for the nine months ended June 30, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
SARs outstanding at September 30, 2016	—	$—	0 years	$—
Conversion of Ashland awards to awards in Valvoline stock	1,896	17.53
Exercised (a)	(14)	19.22		—
SARs outstanding at June 30, 2017	1,882	$17.52	7.4 years	$12
SARs exercisable at June 30, 2017	1,007	$14.97	5.9 years	$9

(a) The aggregate intrinsic value of awards exercised was less than $1 million.

As of June 30, 2017, there was $3 million of total unrecognized compensation costs related to SARs, which is expected to be recognized over a weighted average period of 1.6 years.

Nonvested stock awards

Primarily through Valvoline’s participation in Ashland’s stock incentive plans, nonvested stock awards in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”) were granted to certain Valvoline employees and directors. These awards were granted at a price equal to the fair market value of the underlying common stock on the grant date, generally vest over a one to five-year period, and are subject to forfeiture upon termination of service before the vesting period ends. These awards were primarily granted as RSUs that will convert to shares upon vesting, while the RSAs were grants made in shares, which entitle award holders to vote the shares, though the rights in the shares are restricted until vesting. Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.

In connection with the Distribution, Ashland nonvested stock awards held by Valvoline employees were converted to equivalent Valvoline awards based on the exchange ratio described above, which modified the number of awards outstanding. The conversion was treated as a modification for accounting purposes, and accordingly, Valvoline determined its pre- and post-modification fair value, which resulted in an immaterial increase in the incremental fair value of the awards that will be expensed ratably over the remaining vesting period of each award.

The following table summarizes nonvested share activity for the nine months ended June 30, 2017:

	Number of Shares (in thousands)	Weighted Average Modified Grant Date Fair Value per Share
Outstanding balance at September 30, 2016	—	$—
Granted	69	22.76
Conversion of Ashland service-based awards to awards in Valvoline stock	464	22.65
Vested and distributed	(3)	23.66
Outstanding shares at June 30, 2017	530	$22.66

As of June 30, 2017, there was $5 million of total unrecognized compensation costs related to nonvested stock awards, which is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the nonvested stock awards as of June 30, 2017 is $13 million.

Performance awards
Through Valvoline’s participation in Ashland’s stock incentive plans, performance shares/units were awarded to certain key Valvoline employees that were tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets. Awards were granted annually, with each award covering a three-year vesting period. Each performance share/unit is convertible to one share of common stock, and the actual number of shares issuable upon vesting is determined based upon actual performance compared to market and financial performance condition targets. Nonvested performance shares/units generally do not entitle employees to vote the shares or to receive any dividends thereon.

In connection with the Distribution, Ashland performance awards held by Valvoline employees were converted to equivalent Valvoline awards based on the exchange ratio described above, which modified the number of awards outstanding. In addition, certain terms and conditions of the original grants were modified relative to the performance and market measures and related performance periods. The conversion was treated as a modification for accounting purposes, and accordingly, Valvoline estimated its pre- and post-modification fair value, which resulted in an immaterial increase in the incremental fair value of the awards that will be expensed ratably over the remaining vesting period of each award.

For those awards with remaining post-Distribution performance and market conditions, Valvoline estimated its modified fair value of each award using a two-step approach to consider both the performance and market conditions. With regard to the performance conditions, the modified fair value is equal to the fair market value of Valvoline's common stock on the modification date, and compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. For the market conditions, compensation cost is recognized regardless of whether the conditions are satisfied and based on the modified fair value that was estimated using a Monte Carlo simulation valuation model using key assumptions summarized in the following table:

Assumptions (weighted average)
Risk-free interest rate (a)	1.2%
Expected dividend yield	1.0%
Expected volatility (b)	21.0%
Expected term (in years)	1.9
(a) The range of risk-free interest rates used for the performance awards converted to Valvoline shares at Distribution was 0.9% to 1.5%.
(b) The range of expected volatility used for the performance awards converted to Valvoline shares at Distribution was 18.9% to 22.4%.

The following table summarizes performance award activity for the nine months ended June 30, 2017:

	Number of Shares (in thousands)	Weighted Average Modified Grant Date Fair Value per Share
Outstanding balance at September 30, 2016	—	$—
Conversion of Ashland performance-based awards to awards in Valvoline stock	258	18.44
Outstanding shares at June 30, 2017	258	$18.44

As of June 30, 2017, there was $3 million of unrecognized compensation costs related to nonvested performance share awards. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 11 - EARNINGS PER SHARE

The Company corrected an immaterial error in the EPS calculations previously reported in the consolidated and condensed consolidated financial statements for the periods prior to and including September 30, 2016. EPS was previously reported in these periods based on weighted average common shares outstanding of 204.5 million, which included both the 170 million shares issued to Ashland in the Contribution as well as the 34.5 million shares issued in the IPO on September 28, 2016. The weighted average number of shares outstanding included in the EPS calculation have been revised for the respective prior year periods to include the IPO shares only for the period they were outstanding in the year ended September 30, 2016. The impact of this revision did not affect the current period financial statements or previously reported net income, financial position or cash flows.

Basic and diluted EPS previously reported in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 were $1.33, $0.96 and $0.84 for the years ended September 30, 2016, 2015 and 2014, respectively. After correction of the weighted average number of common shares outstanding, revised basic and diluted EPS were $1.60, $1.15 and $1.02 for the years ended September 30, 2016, 2015 and 2014, respectively. The Company evaluated the impact of the revision on prior periods, assessing materiality quantitatively and qualitatively and concluded that the error was not material to any of the interim and annual periods previously presented. The referenced periods not presented herein will be revised, as applicable, in future filings.

The following is the computation of basic and diluted EPS for the three and nine months ended June 30, 2017 and 2016. EPS is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2017	2016 (a)	2017	2016 (a)
Numerator
Net income	$56	$75	$199	$208
Denominator
Weighted average shares used to compute basic EPS	204	170	204	170
Effect of dilutive securities (b)	—	—	—	—
Weighted average shares used to compute diluted EPS	204	170	204	170

Earnings per share
Basic	$0.27	$0.44	$0.97	$1.22
Diluted	$0.27	$0.44	$0.97	$1.22

(a) The weighted average number of shares outstanding for the three and nine months ended June 30, 2016 are based on the 170 million shares issued to Ashland in the Contribution.
(b) During the three and nine months ended June 30, 2017, share-based awards that were previously denominated in Ashland common stock were converted to Valvoline common stock at Distribution. As presented in the table, there was not a significant dilutive impact for the three and nine months ended June 30, 2017.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Separation from Ashland

On May 12, 2017, Ashland completed the Distribution of all 170 million shares of Valvoline common stock as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. Based on the shares of Ashland common stock outstanding on the record date, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the Distribution. Concurrent with the Distribution, Ashland's net investment in Valvoline was reduced to zero with a corresponding adjustment to Paid-in capital and Retained deficit. See Note 1 for additional information regarding the Separation from Ashland.

Stockholder dividends

The Company's dividend activity during the nine months ended June 30, 2017 was as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Common Share	Cash Outlay (in millions)	Cash Paid to Ashland (in millions)
November 15, 2016	December 5, 2016	December 20, 2016	$0.049	$10	$8
January 24, 2017	March 1, 2017	March 15, 2017	$0.049	$10	$8
April 27, 2017	June 1, 2017	June 15, 2017	$0.049	$10	$—

Share repurchases

On April 24, 2017, Valvoline's Board of Directors authorized a share repurchase program under which Valvoline may repurchase up to $150 million of its common stock through December 31, 2019. During the three and nine months ended June 30, 2017, $50 million was used to repurchase 2 million common shares, which were retired on repurchase and recorded as a reduction in Common stock for par value, with the price paid in excess of par value recorded as an increase in Retained deficit. As of June 30, 2017, $100 million remains available for repurchase under this authorization.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Condensed Consolidated Statements of Comprehensive Income are presented in the following table, before tax and net of tax effects.

	2017			2016
(In millions)	Before tax	Tax benefit (expense)	Net of tax	Before tax	Tax benefit (expense)	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$6	$—	$6	$(8)	$—	$(8)
Pension and other postretirement obligation adjustment:
Amortization of unrecognized prior service credits included in net income (a)	(3)	1	(2)	—	—	—
Total other comprehensive income (loss)	$3	$1	$4	$(8)	$—	$(8)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$3	$—	$3	$(3)	$—	$(3)
Pension and other postretirement obligation adjustment:
Amortization of unrecognized prior service credits included in net income (a)	(9)	3	(6)	—	—	—
Total other comprehensive (loss) income	$(6)	$3	$(3)	$(3)	$—	$(3)

 (a) Amortization of unrecognized prior service credits are included in net periodic benefit income for pension and other postretirement plans and are included in Pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 13 – RELATED PARTY TRANSACTIONS

Separation from Ashland

Immediately prior to the Distribution, Ashland owned 170 million shares of Valvoline common stock, representing approximately 83% of the outstanding shares of Valvoline common stock. Effective upon the Distribution, Ashland no longer holds any shares of Valvoline common stock. See Note 1 for further information on the Separation from Ashland. Also refer to Note 11 for information regarding the conversion of share-based awards from Ashland to Valvoline at Distribution.

Financial assets

Prior to the Distribution in May, Ashland was party to an agreement to sell certain Valvoline customer accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constitutes an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement is to decrease the time accounts receivable is outstanding and increase cash flows as Ashland in turn remits payment to Valvoline. Prior to the Distribution, during the three and nine months ended June 30, 2017, there were $29 million and $40 million of accounts receivable sold to the financial institution, respectively. During the three and nine months ended June 30, 2016, there were $39 million and $97 million of accounts receivable sold to the financial institution, respectively.

Derivative instruments

Until the IPO, Valvoline participated in Ashland’s centralized derivative programs that engage in certain hedging activities, which Ashland used to manage its exposure to fluctuations in foreign currencies. Gains and losses related to a hedge were either recognized in Ashland’s income immediately, to offset the gain or loss on the hedged item, or deferred and recorded in the equity section of Ashland’s balance sheet as a component of accumulated other comprehensive loss and subsequently recognized in Ashland’s income when the underlying hedged item was recognized in earnings. As a result, gains or losses on hedges during the three and nine months ended June 30, 2016 were not material and are reflected in Valvoline’s Condensed Consolidated Statements of Comprehensive Income through allocation from Ashland in Selling, general and administrative expense.

Valvoline began its own hedging program in September 2016 to manage exposure to fluctuations in foreign currency. These foreign currency derivative instruments typically require exchange of one foreign currency for another for a fixed rate at a future date and generally have maturities of less than twelve months. All derivative instruments are recognized as assets and liabilities and are measured at fair value with the changes in fair value recorded within Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income. Gains and losses recognized during the three and nine months ended June 30, 2017 related to changes in fair value of these instruments were not material. The Company has outstanding contracts with a notional value of $35 million as of June 30, 2017, and the fair values of the outstanding derivatives as of June 30, 2017 are included in other current assets and Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets were not material.

Related party receivables and payables

At June 30, 2017, Valvoline had receivables from Ashland of $10 million recorded in other current assets on the Condensed Consolidated Balance Sheets as well as $1 million in deferred tax benefits in deferred tax assets. Also, at June 30, 2017, Valvoline had payables to Ashland of $1 million, which was included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, and $76 million, which was recorded in other long-term liabilities in the Condensed Consolidated Balance Sheets. The current liability relates primarily to obligations owed to Ashland for transition services and other miscellaneous billings. The assets and long-term liability primarily relate to net obligations under the Tax Matters Agreement.

At September 30, 2016, Valvoline had receivables from Ashland of $30 million recorded in other current assets on the Condensed Consolidated Balance Sheets. Also, at September 30, 2016, Valvoline had recorded obligations to Ashland of $73 million, of which $2 million is in accrued expenses and Other liabilities in the Condensed Consolidated Balance Sheets and $71 million was recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The long-term liability related primarily to the obligations under the Tax Matters Agreement.

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

There were no general corporate expenses allocated to Valvoline during the three and nine months ended June 30, 2017, while there were $19 million and $60 million allocated during the three and nine months ended June 30, 2016, respectively. The following table summarizes the centralized and administrative support costs of Ashland that were allocated to Valvoline for the three and nine months ended June 30, 2016.

	Three months ended June 30	Nine months ended June 30
(In millions)	2016	2016
Information technology	$5	$15
Financial and accounting	4	10
Building services	2	8
Legal and environmental	2	5
Human resources	2	4
Shared services	—	1
Other general and administrative	4	17
Total	$19	$60

NOTE 14 - REPORTABLE SEGMENT INFORMATION

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

Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses, including $15 million and $27 million of Separation costs during the three and nine months ended June 30, 2017, respectively.

Reportable segment results

Results of Valvoline’s reportable segments are presented based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments.  The structure and practices are specific to Valvoline; therefore, the financial results of Valvoline’s reportable segments are not necessarily comparable with similar information for other companies.  Valvoline allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans and/or other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs has historically been allocated to each reportable segment on a ratable basis (currently, the only plans with ongoing service costs are international plans within the International reportable segment), while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.

The following table presents various financial information for each reportable segment:

(In millions)	Three months ended June 30		Nine months ended June 30
	2017	2016	2017	2016
Sales
Core North America	$258	$251	$748	$740
Quick Lubes	139	119	394	332
International	137	129	395	363
	$534	$499	$1,537	$1,435
Operating Income
Core North America	$48	$58	$156	$170
Quick Lubes	34	32	94	84
International	18	20	56	53
Total operating segments	$100	$110	$306	$307
Unallocated and other (a)	4	3	35	6
	$104	$113	$341	$313

(a)
Unallocated and other includes a gain of $8 million during the nine months ended June 30, 2017 and a loss of $5 million during the nine months ended June 30, 2016 related to pension and other postretirement plan actuarial remeasurements. Unallocated and other also includes $2 million of benefit in the three and nine months ended June 30, 2017 related to the tax indemnity with Ashland, as well as Separation costs of $15 million and $27 million for the three and nine months ending June 30, 2017, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Dividend declared

On July 27, 2017, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.049 per share on Valvoline common stock. The dividend is payable on September 15, 2017 to shareholders of record on September 1, 2017.

Pension contribution and senior notes

On August 8, 2017, Valvoline made a voluntary contribution of approximately $395 million to its U.S. qualified pension plan. This contribution was funded by net proceeds from the issuance of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million received on August 8, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our industry, position, goals, strategy, future operations, future financial position, future revenues, estimated costs, prospects, margins, profitability, capital expenditures, liquidity, capital resources, dividends, plans and objectives of management are forward-looking statements. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Valvoline may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (“SEC”), news releases and other written and oral communications.

These forward-looking statements are based on Valvoline’s current expectations and assumptions regarding, as of the date such statements are made, Valvoline’s future operating performance and financial condition, and Valvoline’s future financial and operating performance, strategic and competitive advantages, leadership and future opportunities, as well as the economy and other future events or circumstances. Valvoline’s expectations and assumptions include, without limitation, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: demand for Valvoline’s products and services; sales growth in emerging markets; the prices and margins of Valvoline’s products and services; the strength of Valvoline’s reputation and brand; Valvoline’s ability to develop and successfully market new products and implement its digital platforms; Valvoline’s ability to retain its largest customers; potential product liability claims; achievement of the expected benefits of Valvoline's separation from Ashland; Valvoline’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Valvoline’s future cash flows, results of operations, financial condition and Valvoline’s ability to repay debt) and other liabilities; operating as a stand-alone public company; Valvoline’s relationship with Ashland; failure, caused by Valvoline, of the stock distribution to Ashland stockholders (the "Distribution") to qualify for tax-free treatment, which may result in significant tax liabilities to Ashland for which Valvoline may be required to indemnify Ashland; and the impact of acquisitions and/or divestitures Valvoline has made or may make (including the possibility that Valvoline may not realize the anticipated benefits from such transactions or difficulties with integration). These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Other important factors that could cause actual results to differ materially from those contained in these forward-looking statements are discussed in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, under “Use of estimates, risks and uncertainties” in Note 2 of Notes to Consolidated Financial Statements, and in “Item 1A. Risk Factors” in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC, which is available on Valvoline’s website at http://www.valvoline.com or on the SEC’s website at http://www.sec.gov. Any references to our website are intended to be inactive textual references only, and information on Valvoline’s website is not incorporated into or a part of this Form 10-Q. Except as required by law, Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. All forward-looking statements attributable to Valvoline are expressly qualified in their entirety by these cautionary statements as well as others made in this

Quarterly Report on Form 10-Q and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW

Valvoline Inc. (“Valvoline” or the “Company”) is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants and automotive chemicals. Established in 1866, Valvoline’s heritage spans 150 years, during which it has developed powerful name recognition across multiple product and service channels. Valvoline also operates a retail quick lube service chain through Valvoline Instant Oil Change (“VIOC”), which provides service through 1,113 franchised and company-owned stores.

Valvoline has significant positions in the United States in all of the key lubricant sales channels, and also has a strong international presence with products sold in approximately 140 countries. Sales to external customers in the United States represented 73% and 72% of total sales during the three and nine months ended June 30, 2017, respectively. Sales to external customers in the United States and all other countries for the three and nine months ended June 30, 2017 and 2016:

(In millions)	Three months ended June 30, 2017		Three months ended June 30, 2016
Sales to external customers	2017	2016	2017	2016
United States	$388	$359	$1,112	$1,043
International	146	140	425	392
	$534	$499	$1,537	$1,435

In the United States and Canada, Valvoline’s products are sold to consumers through over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,113 Valvoline branded franchised and company-owned stores. Valvoline serves its customer base through an extensive sales force and technical support organization, allowing Valvoline to leverage its technology portfolio and customer relationships globally, while meeting customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.
Reportable Segments
Valvoline’s reporting structure is principally composed of three reportable segments: Core North America, Quick Lubes and International. Additionally, to reconcile to total consolidated Operating income, certain corporate and other non-operational costs are included in Unallocated and other.

Sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

	Three months ended June 30		Nine months ended June 30
Sales by Reportable Segment	2017	2016	2017	2016
Core North America	48%	50%	49%	52%
Quick Lubes	26%	24%	25%	23%
International	26%	26%	26%	25%
	100%	100%	100%	100%

SEPARATION FROM ASHLAND

Valvoline Inc. was incorporated in May 2016 as a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland”). On September 22, 2015, Ashland announced that its Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the Valvoline business and the specialty chemicals businesses (the “Separation”). Following a series of restructuring steps, prior to the initial public offering (“IPO”) of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline Inc. such that the Valvoline business includes substantially all of the historical Valvoline business reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline by Ashland.
On May 12, 2017, Ashland completed the Distribution of 170 million shares of common stock of Valvoline as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. Based on the shares of Ashland common stock outstanding as of May 5, 2017, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the Distribution.

Valvoline incurred certain costs related to the Separation from Ashland, which are recorded within Separation costs in the Condensed Consolidated Statements of Comprehensive Income. During the three and nine months ended June 30, 2017, Valvoline recognized Separation costs of $15 million and $27 million, respectively, which are primarily related to nonrecurring expenses, including legal, consulting, accounting, and other professional fees, as well as employee costs and expenses to separate information technology ("IT") platforms. The Company expects full fiscal year Separation costs to be approximately $30 million. Valvoline did not recognize any Separation costs during the three or nine months ended June 30, 2016.

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
The following table reconciles EBITDA and Adjusted EBITDA to net income.

	Three months ended June 30		Nine months ended June 30
(In millions)	2017	2016	2017	2016
Net income	$56	$75	$199	$208
Income tax expense	38	38	114	104
Net interest and other financing expense	10	—	28	—
Depreciation and amortization	12	10	30	29
EBITDA	116	123	371	341
Separation costs	15	—	27	—
Adjustment associated with Ashland tax indemnity	(2)	—	(2)	—
Loss (gain) on pension and other postretirement plan remeasurements	—	—	(8)	5
Net loss on acquisition	—	—	—	1
Adjusted EBITDA (a)	$129	$123	$388	$347

(a) Includes recurring net periodic pension and other postretirement income, which consisted of service cost, interest cost, expected return on plan assets and amortization of prior service credit. Net periodic pension and other postretirement income was $16 million and zero for the three months ended June 30, 2017 and 2016, respectively. Recurring net periodic pension and other postretirement income was $50 million and $3 million for the nine months ended June 30, 2017 and 2016, respectively.
Consolidated Review
Net income
Valvoline’s net income is primarily affected by results within operating income, income taxes and other significant events or transactions that are unusual or nonrecurring.
Three months ended June 30, 2017 and 2016
Key financial results for the three months ended June 30, 2017 and 2016 included the following:

•	Net income amounted to $56 million and $75 million during the three months ended June 30, 2017 and 2016, respectively.

•	Effective income tax rates were 40.4% and 33.6% for the three months ended June 30, 2017 and 2016, respectively.

•	Valvoline incurred pre-tax net interest and other financing expense of $10 million for the three months ended June 30, 2017 and none was incurred during the three months ended June 30, 2016.

•
Operating income for our three operating segments of Core North America, Quick Lubes and International was $100 million and $110 million during the three months ended June 30, 2017 and 2016, respectively. Unallocated and other included an additional $4 million and $3 million of income for the three months ended June 30, 2017 and 2016, respectively, to reconcile to consolidated Operating income of $104 million and $113 million for the three months ended June 30, 2017 and 2016, respectively.
Nine months ended June 30, 2017 and 2016
Key financial results for the nine months ended June 30, 2017 and 2016 included the following:

•	Net income amounted to $199 million and $208 million during the nine months ended June 30, 2017 and 2016, respectively.

•	Effective income tax rates of 36.4% and 33.3% for the nine months ended June 30, 2017 and 2016, respectively.

•	Valvoline incurred pre-tax net interest and other financing expense of $28 million for the nine months ended June 30, 2017 and none was incurred during the nine months ended June 30, 2016.

•
Operating income for our three operating segments of Core North America, Quick Lubes and International was $306 million and $307 million during the nine months ended June 30, 2017 and 2016, respectively. Unallocated and other included an additional $35 million and $6 million of income for the nine months ended June 30, 2017 and 2016, respectively, to reconcile to consolidated Operating income of $341 million and $313 million during the nine months ended June 30, 2017 and 2016, respectively.

For further information on the items reported above, see the discussion in the comparative “Condensed Consolidated Statements of Comprehensive Income – Caption Review.”

Operating income

Three months ended June 30, 2017 and 2016

Operating income was $104 million and $113 million during the three months ended June 30, 2017 and 2016, respectively. The current and prior periods’ operating income include depreciation, amortization, and certain key items that are excluded to arrive at Adjusted EBITDA. These items are summarized as follows:

•	Separation costs of $15 million related to the Separation of Valvoline from Ashland during the three months ended June 30, 2017;

•
A $2 million benefit in Selling, general and administrative expense for a reduction in amounts due to Ashland under the Tax Matters Agreement as a result of Ashland's utilization of Valvoline tax attributes in the Ashland Group Returns; and

•	Depreciation and amortization expense of $12 million and $10 million during the three months ended June 30, 2017 and 2016, respectively.

Nine months ended June 30, 2017 and 2016

Operating income was $341 million and $313 million during the nine months ended June 30, 2017 and 2016, respectively. The current and prior periods’ operating income include depreciation, amortization, and certain key items that are excluded in calculating Adjusted EBITDA. These items are summarized as follows:

•	Separation costs of $27 million related to the Separation of Valvoline from Ashland during the nine months ended June 30, 2017;

•	Remeasurement gain of $8 million associated with the discontinuation of certain other postretirement health and life insurance benefits during the nine months ended June 30, 2017;

•	Allocated remeasurement loss of $5 million associated with the freeze and reduction of certain pension and other postretirement benefits, respectively during the nine months ended June 30, 2016;

•
A $2 million benefit in Selling, general and administrative expense for a reduction in amounts due to Ashland under the Tax Matters Agreement as a result of Ashland's utilization of Valvoline tax attributes in the Ashland Group Returns; and

•	Depreciation and amortization expense of $30 million and $29 million during the nine months ended June 30, 2017 and 2016, respectively.

EBITDA and Adjusted EBITDA
Three months ended June 30, 2017 and 2016

EBITDA totaled $116 million and $123 million for the three months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA totaled $129 million and $123 million for the three months ended June 30, 2017 and 2016, respectively. For a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures.” The increase in Adjusted EBITDA was primarily due to an increase in pension and other post retirement plan non-service income, partially offset by the performance of our operating segments. Core North America’s Adjusted EBITDA decreased $10 million, or 16%, compared to the three months ended June 30, 2016, primarily as a result of an overall net decrease in margins due to increasing raw material costs. Quick Lubes’ Adjusted EBITDA increased $4 million, or 11%, compared to the three months ended June 30, 2016, primarily driven by increased volumes and favorable product mix. Adjusted EBITDA for International decreased $2 million, or 9%, compared to the three months ended June 30, 2016, largely due to increased raw material costs.

Nine months ended June 30, 2017 and 2016

EBITDA totaled $371 million and $341 million for the nine months ended June 30, 2017 and 2016, respectively. Adjusted EBITDA totaled $388 million and $347 million for the nine months ended June 30, 2017 and 2016, respectively. For a reconciliation of EBITDA and Adjusted EBITDA to net income, see “Results of Operations-Consolidated Review-Use of Non-GAAP Measures.” The increase in Adjusted EBITDA was primarily due to an increase in non-service pension and other postretirement income, partially offset by the performance of our operating segments. Core North America’s Adjusted EBITDA decreased $16 million, or 9%, compared to the nine months ended June 30, 2016, primarily as a result of an overall net decrease in margins due to increasing raw material costs. Quick Lubes’ Adjusted EBITDA increased $14 million, or 15%, compared to the nine months ended June 30, 2016. Approximately $4 million of the Adjusted EBITDA increase for Quick Lubes’ was related to recent acquisitions, while the remainder of the improvement was the result of improved operating margins partially offset by increases in selling, general and administrative expenses. Adjusted EBITDA for International increased $2 million, or 3%, compared to the nine months ended June 30, 2016, primarily due to increased volume, partially offset by increases in selling, general and administrative expenses.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – CAPTION REVIEW
Three months ended June 30, 2017 and 2016
A comparative analysis of the Condensed Consolidated Statements of Comprehensive Income by caption is provided as follows for the three months ended June 30, 2017 and 2016.

	Three months ended June 30
(In millions)	2017	2016	Change
Sales	$534	$499	$35

The following table provides a reconciliation of the change in sales between the three months ended June 30, 2017 and 2016.

(In millions)	Three months ended June 30, 2017
Pricing	$19
Volume	8
Product mix	5
Currency exchange	(2)
Acquisitions	5
Change in sales	$35

Sales for the current quarter increased $35 million, or 7%, compared to the prior year quarter. Higher pricing, higher volume levels and changes in product mix increased sales by $19 million, or 4%, $8 million, or 2%, and $5 million, respectively, while the impact of foreign currency exchange decreased sales by $2 million. During the three months ended June 30, 2017, lubricant gallons sold increased slightly to 46.0 million. Acquisitions within our Quick Lubes reportable segment increased sales by approximately $5 million during the three months ended June 30, 2017.

	Three months ended June 30
(In millions)	2017	2016	Change
Cost of sales	$337	$300	$37
Gross profit as a percent of sales	36.9%	39.9%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. Gross profit margin decreased by 3.0% compared to the prior year as cost grew faster than our revenues, primarily due to increased base oil costs.

The following table provides a reconciliation of the changes in cost of sales between the three months ended June 30, 2017 and 2016.

(In millions)	Three months ended June 30, 2017
Product cost	$30
Volume and product mix	5
Currency exchange	(1)
Acquisitions	3
Change in cost of sales	$37

Cost of sales for the current quarter increased $37 million compared to the prior year quarter primarily due to increases in product costs and volume and product mix of $30 million, or 10%, and $5 million or 2%, respectively. Acquisitions of quick lube locations increased cost of sales by $3 million. The impact of foreign currency exchange decreased cost of sales by $1 million during the three months ended June 30, 2017.

	Three months ended June 30
(In millions)	2017	2016	Change
Selling, general and administrative expense	$100	$93	$7
As a percent of sales	18.7%	18.6%

Total selling, general and administrative expenses increased $7 million, or 8%, during the current period as compared to the prior year period. The key drivers of this increase were new public company costs, including consulting and legal, and costs associated with the acquisitions completed.

	Three months ended June 30
(In millions)	2017	2016	Change
Pension and other postretirement plan non-service income and remeasurement adjustments, net	$(17)	$(2)	$(15)
As a percent of sales	(3.2)%	(0.4)%

Pension and other postretirement plan non-service income and remeasurement adjustments, net increased by $15 million during the current period primarily due to an increase in pension and other postretirement benefit income resulting from the transfer of pension and other postretirement plans from Ashland in the fourth quarter of fiscal 2016.

	Three months ended June 30
(In millions)	2017	2016	Change
Separation costs	$15	$—	$15

The Company incurred $15 million of Separation costs during the current period in relation to the Separation from Ashland, which was primarily driven by a success fee related to completing the Distribution.

	Three months ended June 30
(In millions)	2017	2016	Change
Equity and other income
Equity income	$2	$4	$(2)
Other income	3	1	2
	$5	$5	$—

Equity and other income was relatively flat compared to the prior year period.

	Three months ended June 30
(In millions)	2017	2016	Change
Net interest and other financing expense	$10	$—	$10

Net interest and other financing expense increased by $10 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was driven by the increase in outstanding debt in the current period, of which there was none in the prior year.

	Three months ended June 30
(In millions)	2017	2016	Change
Income tax expense	$38	$38	$—
Effective tax rate	40.4%	33.6%

Income tax expense for the three months ended June 30, 2017 was $38 million or an effective tax rate of 40.4% compared to an expense of $38 million or an effective tax rate of 33.6% for the three months ended June 30, 2016. The difference in these rates is primarily related to certain non-deductible Separation costs, as well as additional income tax expense resulting from the Tax Matters Agreement with Ashland. We could have similar Tax Matters Agreement activity in future periods based upon Ashland's ability to utilize Valvoline's estimated tax benefits in the Ashland Group Returns for the pre-Distribution periods.
Nine months ended June 30, 2017 and 2016
A comparative analysis of the Condensed Consolidated Statements of Comprehensive Income by caption is provided as follows for the nine months ended June 30, 2017 and 2016.

	Nine months ended June 30
(In millions)	2017	2016	Change
Sales	$1,537	$1,435	$102

The following table provides a reconciliation of the change in sales between the nine months ended June 30, 2017 and 2016.

(In millions)	Nine months ended June 30, 2017
Pricing	$17
Volume	44
Product mix	18
Currency exchange	(3)
Acquisitions	26
Change in sales	$102

Sales for the nine months ended June 30, 2017 increased $102 million, or 7%, compared to the nine months ended June 30, 2016. Higher volume levels and changes in product mix increased sales by $44 million, or 3%, and $18 million, respectively. Favorable product pricing also increased sales by $17 million. During the nine months ended June 30, 2017, lubricant gallons sold increased 3% to 134.1 million. Acquisitions in the Quick Lubes segment increased sales by $26 million during the nine months ended June 30, 2017. Unfavorable foreign currency exchange decreased sales by $3 million. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies.

	Nine months ended June 30
(In millions)	2017	2016	Change
Cost of sales	$957	$868	$89
Gross profit as a percent of sales	37.7%	39.5%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.
Gross profit margin decreased by 1.8% as cost grew faster than our revenues, primarily due to increased base oil costs.

The following table provides a reconciliation of the changes in cost of sales between the nine months ended June 30, 2017 and 2016.

(In millions)	Nine months ended June 30, 2017
Product cost	$35
Volume and product mix	36
Currency exchange	(2)
Acquisitions	20
Change in cost of sales	$89

Cost of sales for the current period increased $89 million compared to the prior year period primarily due to increases in volume and product mix of $36 million or 4%, as well as increases in product costs of $35 million or 4%. Additional sales generated by acquisitions of Quick Lubes locations increased cost of sales by $20 million. Due to the prior year remeasurement loss and service cost offsetting non-service income, there was not a significant net impact on Costs of sales related to pension and other postretirement benefits on Cost of sales during the nine months ended June 30, 2016. In connection with the freeze of pension benefits effective September 30, 2016 and beginning in fiscal 2017, the only pension cost that is included in Cost of sales is the ongoing service costs related to pension and other postretirement benefits, and all other pension related amounts are recorded in Pension and other postretirement plan non-service income and remeasurement adjustments, net. As a result, during the nine months ended June 30, 2017, less than $1 million was recognized in Cost of sales for pension and other postretirement service cost.

	Nine months ended June 30
(In millions)	2017	2016	Change
Selling, general and administrative expense	$292	$273	$19
As a percent of sales	19.0%	19.0%

Total selling, general and administrative expenses increased $19 million, or 7%, during the nine months ended June 30, 2017 as compared to the prior year period. The key drivers of this increase were costs associated with acquisitions completed, general inflationary costs, legal reserves and expenses related to historical tax matters in the International reportable segment, and new public company costs, including employee costs, consulting and legal, which were partially offset by a decrease in pension and other postretirement plan service costs.

	Nine months ended June 30
(In millions)	2017	2016	Change
Pension and other postretirement plan non-service income and remeasurement adjustments, net	$(60)	$(3)	$(57)
As a percent of sales	(3.9)%	(0.2)%

Pension and other postretirement plan non-service income and remeasurement adjustments, net increased by $57 million during the current period primarily due to an increase in pension and other postretirement benefit income, as well as a gain on other postretirement plan remeasurement of $8 million during the current period, compared to a loss on pension and other postretirement plan remeasurement of $5 million during the prior period.

	Nine months ended June 30
(In millions)	2017	2016	Change
Separation costs	$27	$—	$27

The Company incurred $27 million of Separation costs during the current period in relation to the Separation from Ashland, which was primarily driven by administrative costs, professional fees, and a success fee associated with completing the Distribution.

	Nine months ended June 30
(In millions)	2017	2016	Change
Equity and other income
Equity income	$10	$11	$(1)
Other income	10	5	5
	$20	$16	$4
Equity and other income increased $4 million during the current period driven by an increase of $5 million in royalty and other income, offset by a decrease of $1 million in equity income.

	Nine months ended June 30
(In millions)	2017	2016	Change
Net interest and other financing expense	$28	$—	$28

Net interest and other financing expense increased by $28 million during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. This increase was driven by the increase in outstanding debt in the current period, of which there were none in the prior year.

	Nine months ended June 30
(In millions)	2017	2016	Change
Net loss on acquisition	$—	$1	$(1)

The loss on acquisition in 2016 represents costs to complete the Oil Can Henry acquisition.

	Nine months ended June 30
(In millions)	2017	2016	Change
Income tax expense	$114	$104	$10
Effective tax rate	36.4%	33.3%

Income tax expense for the nine months ended June 30, 2017 was $114 million or an effective tax rate of 36.4% compared to an expense of $104 million or an effective tax rate of 33.3% for the nine months ended June 30, 2016. The increase in the effective tax rate in the current year was primarily attributed to certain non-deductible Separation costs, additional income tax expense resulting from the Tax Matters Agreement with Ashland, and net favorable discrete items in the prior year related to the tax law change from the reinstatement of research and development credits. We could have similar Tax Matters Agreement activity in future periods based upon Ashland's ability to utilize Valvoline's estimated tax benefits in the Ashland Group Returns for the pre-Distribution periods.
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

The following table presents sales, operating income and statistical operating information by reportable segment for the three and nine months ended June 30, 2017 and 2016.

	Three months ended June 30		Nine months ended June 30
(In millions)	2017	2016	2017	2016
Sales
Core North America	$258	$251	$748	$740
Quick Lubes	139	119	394	332
International	137	129	395	363
	$534	$499	$1,537	$1,435
Operating income
Core North America	$48	$58	$156	$170
Quick Lubes	34	32	94	84
International	18	20	56	53
Total operating segments	100	110	306	307
Unallocated and other	4	3	35	6
	$104	$113	$341	$313
Depreciation and amortization
Core North America	$4	$4	$10	$12
Quick Lubes	6	4	16	12
International	2	2	4	5
	$12	$10	$30	$29
Operating information
Core North America
Lubricant sales gallons	25.8	26.7	74.5	76.1
Premium lubricants (percent of U.S. branded volumes)	45.0%	41.5%	45.1%	41.0%
Gross profit as a percent of sales (a)	38.3%	42.5%	40.4%	42.6%
Quick Lubes
Lubricant sales gallons	5.6	5.2	16.4	14.6
Premium lubricants (percent of U.S. branded volumes)	60.3%	56.5%	59.5%	56.7%
Gross profit as a percent of sales (a)	40.2%	42.3%	40.0%	41.6%
International
Lubricant sales gallons (b)	14.6	13.9	43.2	39.3
Lubricant sales gallons, including unconsolidated joint ventures	24.4	22.8	71.4	64.4
Premium lubricants (percent of lubricant volumes)	27.7%	28.2%	27.2%	29.1%
Gross profit as a percent of sales (a)	29.5%	31.8%	30.2%	30.8%

(a)    Gross profit is defined as sales, less cost of sales.
(b)    Excludes volumes from unconsolidated joint ventures.

Core North America

Three months ended June 30, 2017 and 2016

Core North America sales increased $7 million, or 3%, to $258 million during the current quarter compared to the prior year quarter. This increase was primarily driven by higher pricing and changes in product mix, which increased sales by $12 million, or 5%, and $3 million, or 1%, respectively. These increases were partially offset by lower volumes that decreased sales by $7 million, or 3%.

Gross profit decreased $7 million, or 7% compared to the prior year quarter. Gross margin was 38.3% for the quarter ended June 30, 2017. Higher product costs, partially offset by higher pricing decreased gross profit by $8 million. Favorable product mix offset by a decrease in volume led to a $1 million increase in gross profit.

Selling, general and administrative expenses increased $1 million, or 3%, during the current quarter compared to the prior year quarter.

Operating income totaled $48 million in the current quarter compared to $58 million in the prior year quarter. EBITDA decreased $10 million to $52 million in the current quarter. EBITDA margin decreased 4.5 percentage points to 20.2% in the current quarter.

Nine months ended June 30, 2017 and 2016

Core North America sales increased $8 million, or 1% to $748 million during the nine months ended June 30, 2017 compared to the prior year period. This increase was primarily driven by higher pricing and changes in product mix, which increased sales by $8 million, or 1%, and $12 million, or 2%, respectively. These increases were partially offset by lower volumes that decreased sales by $12 million, or 2%.

Gross profit decreased $13 million, or 4% compared to the prior year period. Gross margin was 40.4% for the nine months ended June 30, 2017. Higher product costs, partially offset by higher pricing decreased gross profit by $17 million. Favorable product mix increased gross profit by $7 million, which was partially offset by a decrease in volume leading to a $3 million decrease in gross profit.

Selling, general and administrative expenses increased $2 million, or 1%, during the nine months ending June 30, 2017 compared to the prior year period.

Operating income totaled $156 million during the nine months ended June 30, 2017 as compared to $170 million during the nine months ended June 30, 2016. EBITDA decreased $16 million to $166 million during the nine months ended June 30, 2017. EBITDA margin decreased 2.4 percentage points to 22.2% in the current period.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Core North America. There were no unusual or key items that affected comparability for Adjusted EBITDA during the three or nine months ended June 30, 2017 and 2016.

	Three months ended June 30		Nine months ended June 30
(In millions)	2017	2016	2017	2016
Operating income	48	58	156	170
Depreciation and amortization	4	4	10	12
EBITDA	$52	$62	$166	$182

Quick Lubes

Three months ended June 30, 2017 and 2016

Quick Lubes sales increased $20 million, or 17%, to $139 million during the current quarter compared to the prior year quarter. The acquisitions of Time-It Lube and other Quick Lubes locations increased sales by $5 million during the three months ended June 30, 2017. Higher volumes, higher pricing and favorable product mix increased sales by $7 million, $6 million and $2 million, respectively.

Gross profit increased $6 million during the current quarter compared to the prior year quarter. Increases in volumes and changes in product mix increased gross profit by $3 million and $1 million, respectively, while increases in pricing and the acquisition of Time-It Lube increased gross profit by $2 million. Gross profit margin during the current quarter decreased 2.1 percentage points to 40.2% as revenues for the quarter, driven primarily by increases in volumes, grew faster than costs.

Selling, general and administrative expense increased $3 million during the current quarter. The increase was primarily a result of marketing related costs of $2 million for the quarter.

Operating income totaled $34 million in the current quarter as compared to $32 million in the prior year quarter. EBITDA increased $4 million to $40 million in the current quarter. EBITDA margin decreased 1.5 percentage points to 28.8% in the current quarter.

Nine months ended June 30, 2017 and 2016

Quick Lubes sales increased $62 million, or 19%, to $394 million during the nine months ended June 30, 2017 compared to the prior year period. The acquisitions of Time-It Lube and Oil Can Henry's increased sales by $26 million during the nine months ended June 30, 2017. Increased volumes, favorable pricing and changes in product mix increased sales by $19 million, $12 million and $5 million, respectively.

Gross profit increased $20 million during the nine months ended June 30, 2017 compared to the prior year period. Favorable product pricing and changes in product mix combined to increase gross profit by approximately $7 million. Higher volumes increased gross profit by $7 million, while the acquisitions of Time-It Lube and Oil Can Henry's increased gross profit by $6 million. Gross profit margin during the current period decreased 1.6 percentage points to 40.0% as revenues for the period, driven primarily by increases in volumes, grew faster than costs.

Selling, general and administrative expense increased $10 million during the nine months ended June 30, 2017. The increase was primarily a result of marketing related costs of $2 million, a $2 million increase in expenses related to the acquisitions of Time-It Lube and Oil Can Henry's, and an increase of $4 million related to stand-alone public company costs.

Operating income totaled $94 million during the nine months ended June 30, 2017 as compared to $84 million during the nine months ended June 30, 2016. EBITDA increased $14 million to $110 million during the nine months ended June 30, 2017. EBITDA margin decreased 1.0 percentage point to 27.9% in the current period.

Additional Sales and Growth Information

Quick Lubes sales are influenced by the number of company-owned stores and the business performance of those stores. Through Quick Lubes, Valvoline sells products to and receives royalty fees from VIOC franchisees. As a result, Quick Lubes sales are influenced by the number of units owned by franchisees and the business performance of franchisees. The following tables provide supplemental information regarding company-owned stores and franchisees that Valvoline believes is relevant to an understanding of the Quick Lubes business.

	Company-owned
	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016

Beginning of period	374	347	342	333	331
Opened	1	—	—	2	—
Acquired	—	28	—	—	1
Conversions between company-owned and franchise	9	—	5	7	1
Closed	(1)	(1)	—	—	—
End of period	383	374	347	342	333

	Franchise
	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016

Beginning of period	734	729	726	722	721
Opened	6	7	10	12	4
Acquired	—	—	—	—	—
Conversions between company-owned and franchise	(9)	—	(5)	(7)	(1)
Closed	(1)	(2)	(2)	(1)	(2)
End of period	730	734	729	726	722

Total VIOC Stores	1,113	1,108	1,076	1,068	1,055

The year over year change from June 30, 2017 to June 30, 2016 is primarily driven by opening new company-owned stores and franchise locations, as well as the acquisition of Time-It Lube in the second quarter of 2017, which added 28 company-owned locations.

	Three months ended June 30		Nine months ended June 30
	2017	2016	2017	2016
Same-Store Sales Growth** - Company-owned	6.9%	6.8%	6.1%	6.5%
Same-Store Sales Growth** - Franchisee*	8.3%	8.5%	7.3%	8.2%
Same-Store Sales Growth** - Combined*	7.9%	8.0%	6.9%	7.7%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
**Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Quick Lubes. There were no unusual or key items that affected comparability for Adjusted EBITDA for the three or nine months ended June 30, 2017 and 2016.

	Three months ended June 30		Nine months ended June 30
(In millions)	2017	2016	2017	2016
Operating income	34	32	94	84
Depreciation and amortization	6	4	16	12
EBITDA	$40	$36	$110	$96
International

Three months ended June 30, 2017 and 2016

International sales increased $8 million, or 6%, to $137 million during the current quarter. This was primarily driven by higher volume levels.

Gross profit decreased $1 million, or 2%, during the current quarter compared to the prior year quarter. Gross profit margin decreased by 2.3 percentage points to 29.5% compared to the prior year quarter.

Selling, general and administrative expenses increased $1 million, or 3%, during the current quarter compared to the prior year quarter. The increase was primarily related to stand-alone public company costs.

Operating income totaled $18 million in the current quarter as compared to $20 million in the prior year quarter. EBITDA decreased $2 million to $20 million in the current quarter. EBITDA margin decreased 2.5 percentage points to 14.6% in the current quarter.

Nine months ended June 30, 2017 and 2016

International sales increased $32 million, or 9%, to $395 million during the nine months ended June 30, 2017 as compared to the prior year period. This was primarily driven by higher volumes, which increased sales by $36 million, or 10%, partially offset by approximately $3 million related to unfavorable foreign currency impacts.

Gross profit increased $8 million during the current year period compared to the prior year period. This increase was primarily driven by increases in volumes. Gross profit margin during the nine months ended June 30, 2017 decreased 0.6 percentage points to 30.2% as compared to the prior year period.

Selling, general and administrative expense increased $6 million during the nine months ended June 30, 2017, primarily due to a $2 million increase in legal reserves and expenses related to historical tax matters, and $2 million of increased employee related costs.

Equity and other income increased $2 million compared to the prior year period primarily as a result of an increase in royalty income.

Operating income totaled $56 million during the nine months ended June 30, 2017 as compared to $53 million in the prior year period. EBITDA increased $2 million in the nine months ended June 30, 2017 to $60 million. EBITDA margin decreased 0.8 percentage points to 15.2% in the current period.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of International. There were no unusual or key items that affected comparability for Adjusted EBITDA for three or nine months ended June 30, 2017 and 2016.

	Three months ended June 30		Nine months ended June 30
(In millions)	2017	2016	2017	2016
Operating income	18	20	56	53
Depreciation and amortization	2	2	4	5
EBITDA	$20	$22	$60	$58

Unallocated and Other
Unallocated and other generally includes items such as components of pension and other postretirement plan non-service income and remeasurement adjustments (excludes service costs, which are reported within the operating segments), Separation costs, and certain other corporate and non-operational costs, such as significant restructuring activities and legacy costs.
The following table summarizes the key components of Unallocated and other operating income for the three and nine months ended June 30, 2017 and 2016.

	Three months ended June 30		Nine months ended June 30
(In millions)	2017	2016	2017	2016
Gain (loss) on pension and other postretirement plan remeasurements	—	—	8	(5)
Non-service pension and other postretirement net periodic income (a)	17	3	52	10
Separation costs	(15)	—	(27)	—
Adjustment associated with Ashland tax indemnity	2	—	2	—
Other	—	—	—	1
Total income	$4	$3	$35	$6

(a) Amounts exclude service costs of $1 million and $3 million, which are recorded within the results of the operating segments for the three months ended June 30, 2017 and 2016, respectively. Amounts exclude service costs of $2 million and $7 million which are recorded within the results of the operating segments for the nine months ended June 30, 2017 and 2016, respectively.

Unallocated and other recorded income of $4 million and $3 million during the three months ended June 30, 2017 and 2016, respectively. Unallocated and other recorded of income of $35 million and $6 million during the nine months ended June 30, 2017 and 2016, respectively. Unallocated and other includes non-service pension and other postretirement net periodic costs and income within operations that have not been allocated to reportable segments.

In connection with Valvoline’s Separation from Ashland, the Company assumed pension and other postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. Before the transfer on September 1, 2016, these plans were accounted for by Valvoline as multi-employer plans. See Note 8 of Notes to the Condensed Consolidated Financial Statements as changes made to these plans will significantly impact amounts recorded by Valvoline in the future. In the historical periods presented, Valvoline received an allocation of the cost for these benefits based on Valvoline employees’ relative participation in the plan. However, as the responsibility for several of Ashland’s pension and other postretirement plans transferred to Valvoline, the full amount of any costs or gains related to the transferred plans has been reflected within the Valvoline condensed consolidated financial statements for the three and nine months ended June 30, 2017 and will continue going forward. These pension and other postretirement plan costs include interest cost, expected return on assets and amortization of prior service credit, which resulted in income of $17 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income during the three months ended June 30, 2017. During the three months ended June 30, 2016, $1 million of income was recorded within Cost of sales and $2 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income. These pension and other postretirement plans resulted in income of $60 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income during the nine months ended June 30, 2017. During the nine months ended June 30, 2016, $2 million of income was recorded within Cost of sales and $3 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Condensed Consolidated Statements of Comprehensive Income. The nine months ended June 30, 2017 also included an $8 million gain on the remeasurement of certain other postretirement health and life insurance benefits that were discontinued. Recent plan amendments froze the pension benefits for the majority of Ashland’s U.S. pension plans as of September 30, 2016 and reduced the retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. As a result of these amendments, the amounts recorded for pension and other postretirement plans are expected to be substantially different in 2017 and beyond.

Unallocated and other also included $15 million and $27 million of Separation costs in the three and nine months ended June 30, 2017, respectively. There were no such costs in the same periods of the prior year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In periods prior to the IPO, the cash flow provided by operations was transferred to Ashland to support its overall centralized cash management strategy. In connection with Valvoline’s initial Separation from Ashland and prior to its IPO, Valvoline received $60 million in cash from Ashland. Since its IPO, Valvoline currently maintains separate cash management and financing functions for operations.

Valvoline had $132 million in cash and cash equivalents as of June 30, 2017, of which $94 million was held by foreign subsidiaries. Valvoline currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.

During the first quarter of fiscal 2017, Valvoline entered into an accounts receivable securitization, which makes available up to $125 million. Valvoline borrowed $75 million under this facility during the first quarter of fiscal 2017 and applied the net proceeds to reduce borrowings under the Term Loan A by the same amount.

Valvoline’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Cash Flows are summarized as follows for the nine months ended June 30, 2017 and 2016:

	Nine months ended June 30

(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$157	$186
Investing activities	(109)	(101)
Financing activities	(87)	(85)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	$(40)	$—

Operating activities

The following discloses the cash flows associated with Valvoline’s operating activities for the nine months ended June 30, 2017 and 2016.

	Nine months ended June 30
(In millions)	2017	2016
Cash flows from operating activities:
Net income	$199	$208
Adjustments to reconcile income to cash flows from operating activities
Depreciation and amortization	30	29
Debt issuance cost amortization	2	—
Equity income from affiliates	(10)	(11)
Distributions from equity affiliates	7	11
Net loss on acquisition	—	1
Pension contributions	(16)	—
Gain on pension and other postretirement plan remeasurements	(8)	—
Stock-based compensation expense	6	—
Change in assets and liabilities (a)
Accounts receivable	(39)	(3)
Inventories	(41)	(10)
Payables and accrued liabilities	43	(14)
Other assets and liabilities	(16)	(25)
Total cash flows provided by operating activities	$157	$186

(a)	Excludes changes resulting from operations acquired or sold.

Cash provided by operating activities was $157 million in the nine months ended June 30, 2017 and $186 million in the nine months ended June 30, 2016. The decrease in cash flows provided by operating activities was primarily related to $35 million of additional interest and retirement contributions.

Investing activities
The following table sets forth the cash flows associated with investing activities for the nine months ended June 30, 2017 and 2016:

	Nine months ended June 30
(In millions)	2017	2016
Cash flows from investing activities
Additions to property, plant and equipment	$(43)	$(32)
Proceeds from disposal of property, plant and equipment	1	1
Acquisitions, net of cash acquired	(66)	(70)
Other investing activities, net	(1)	—
Total cash flows used in investing activities	$(109)	$(101)
 Cash used by investing activities was $109 million and $101 million during the nine months ended June 30, 2017 and 2016, respectively. Increases in capital expenditures compared to the prior year were generally related to investments in preparation for full Separation from Ashland to operate as a stand-alone company.

Financing activities
The following table sets forth the cash flows associated with financing activities for the nine months ended June 30, 2017 and 2016:

	Nine months ended June 30
(In millions)	2017	2016
Cash flows from financing activities
Net transfers from (to) Ashland	$5	$(85)
Proceeds from borrowings	75	—
Repayments on borrowings	(87)	—
Repurchase of common stock	(50)	—
Cash dividends paid	(30)	—
Total cash flows used in financing activities	$(87)	$(85)

Cash flows used in financing activities were $87 million for the nine months ended June 30, 2017 and $85 million in the nine months ended June 30, 2016. Cash flows used by financing activities in the current year were related to the quarterly payments of cash dividends of $0.049 per share for a total of $30 million, share repurchases of $50 million during the third quarter, as well as repayments on the term loan borrowing, net of proceeds related to the issuance of accounts receivable securitization of $75 million. Cash flows used by financing activities in the prior year quarter were primarily the net remittances to Ashland as Ashland managed Valvoline’s cash and financing arrangements prior to the IPO and all excess cash generated through earnings was remitted to Ashland and all sources of cash were funded by Ashland.

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

	Nine months ended June 30
(In millions)	2017	2016
Cash flows provided by operating activities	$157	$186
Less:
Additions to property, plant and equipment	(43)	(32)
Free cash flows	$114	$154

At June 30, 2017, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $242 million, compared to $349 million at September 30, 2016. Liquid assets, (cash, cash equivalents, and accounts receivable) amounted to 103% of current liabilities at June 30, 2017 and 134% at September 30, 2016.
Debt
The following summary reflects Valvoline’s debt as of June 30, 2017 and September 30, 2016:

	June 30	September 30
(In millions)	2017	2016
Short-term debt	$75	$—
Long-term debt (including current portion and debt issuance cost discounts) (a)	658	743
Total debt	$733	$743

(a)	Amount is net of $8 million and $9 million of debt issuance cost discounts as of June 30, 2017 and September 30, 2016, respectively.

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

As of June 30, 2017, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement.

Share repurchases

On April 24, 2017, Valvoline’s Board of Directors authorized a share repurchase program, under which Valvoline may repurchase up to $150 million of its common stock through December 31, 2019. During the three and nine months ended June 30, 2017, $50 million was used to repurchase 2 million common shares. Repurchases were and will continue to be in accordance with all applicable securities laws and regulations and funded from available liquidity.

Liquidity projection

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

On July 27, 2017, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.049 per share on Valvoline common stock. The dividend is payable on September 15, 2017 to shareholders of record on September 1, 2017.

On August 8, 2017, Valvoline made a voluntary contribution of approximately $395 million to its U.S. qualified pension plan. This contribution was funded by net proceeds from the issuance of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million received on August 8, 2017. This voluntary contribution significantly reduces the underfunded position of the plan and is expected to minimize risk and long-term volatility of the Company's underfunded obligation associated with this pension plan. As a result, overall balance sheet obligations have not materially changed. Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year, and based upon current conditions, expects to recognize a noteworthy remeasurement gain in the fourth quarter of fiscal 2017.

Capital expenditures

Valvoline is currently forecasting approximately $70 million to $80 million of capital expenditures for fiscal 2017, funded primarily from operating cash flows. Capital expenditures were $43 million and $32 million for the nine months ended June 30, 2017 and 2016, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued accounting pronouncements and the impact on Valvoline, see Note 1 in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of Valvoline’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), sales deductions, employee benefit obligations, and income taxes.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis - Critical Accounting Policies” in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K and determined there were no changes to our critical accounting policies in the nine months ended June 30, 2017. Also, there were no significant changes in our estimates associated with those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valvoline’s market risk exposure at June 30, 2017 is generally consistent with the types and amounts of market risk exposures presented in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, Valvoline, under the supervision and with the participation of its management, including Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended). Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control

During the three months ended June 30, 2017, there were no significant changes in Valvoline’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were not material during the nine months ended June 30, 2017. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

Information about our risk factors is contained in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. With the exception of the change in risk factors discussed below, we believe that at June 30, 2017, there have been no material changes to this information.

Risks Related to Valvoline’s Separation from Ashland

Valvoline may not fully realize the anticipated benefits of being a stand-alone public company.

Although it became a stand-alone public company upon completion of the IPO on September 28, 2016, Valvoline was controlled by Ashland until May 12, 2017, at which time Ashland completed the Distribution. The process of operating as a stand-alone public company may distract Valvoline’s management from focusing on its business and strategic priorities. Further, as a stand-alone public company, although Valvoline expects to maintain direct access to the debt and equity capital markets, Valvoline may not be able to issue debt or equity on terms acceptable to it or at all. Moreover, even with equity compensation tied to Valvoline’s business, Valvoline may not be able to attract and retain employees as desired. Valvoline also may not fully realize the anticipated benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. If Valvoline does not realize these anticipated benefits for any reason, its business may be negatively affected. In addition, the Separation could adversely affect Valvoline’s operating results and financial condition.

The Distribution could result in significant tax liability to Ashland, and in certain circumstances, Valvoline could be required to indemnify Ashland for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.

Ashland obtained a written opinion of counsel to the effect that the Distribution should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). The opinion of counsel does not address any U.S. state or local or foreign tax consequences of the Distribution. The opinion assumes that the Distribution is completed according to the terms of the Separation Agreement entered into between Ashland and Valvoline (“Separation Agreement”) and relies on the facts as described in the Separation Agreement, the Tax Matters Agreement, other ancillary agreements, the information statement distributed to Ashland’s shareholders in connection with the Distribution and a number of other documents. In addition, the opinion is based on certain representations as to factual matters from, and certain covenants by, Ashland and Valvoline. The opinion cannot be relied on if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect.

The opinion of counsel is not binding on the Internal Revenue Service (the “IRS”) or the courts, and thus there can be no assurance that the IRS or a court will not take a contrary position. Ashland has not requested, and does not intend to request, a ruling from the IRS regarding the U.S. federal income tax consequences of the Distribution.

If the Distribution were determined not to qualify for non-recognition of gain and loss, then Ashland would recognize a gain as if it had sold its Valvoline common stock in a taxable transaction in an amount up to the fair market value of the common stock it distributed in the Distribution. In addition, certain reorganization transactions undertaken in connection with the Separation and the Distribution could be determined to be taxable, which could result in additional taxable gain. Under certain circumstances, Valvoline could have an indemnification obligation to Ashland with respect to tax on some or all of such gain.

Valvoline could have an indemnification obligation to Ashland if events or actions subsequent to the Distribution cause the Distribution to be taxable.

If, due to breaches of covenants that Valvoline has agreed to in connection with the Separation or the Distribution, it were determined that the Distribution did not qualify for non-recognition of gain and loss, Valvoline could be required to indemnify Ashland for the resulting taxes (and reasonable expenses). In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Ashland, but not to its shareholders, if Valvoline or its shareholders were to engage in transactions that result in a 50% or greater change (by vote or value) in the ownership of Valvoline’s stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions. If the Distribution were taxable for U.S. federal income tax purposes to Ashland due to a breach of Valvoline’s covenants or a 50% or greater change in the ownership of Valvoline’s stock, Ashland would recognize gain as if it had sold Valvoline common stock in a taxable transaction in an amount up to the fair market value of the stock held by it immediately before the Distribution, and Valvoline generally would be required to indemnify Ashland for the tax on such gain and related expenses, as well as any additional gain in connection with certain reorganization transactions undertaken to effect the Separation and the Distribution. Any such obligation could have a material impact on Valvoline’s operations.

Valvoline has agreed to numerous restrictions to preserve the tax-free nature of the Distribution, which may reduce its strategic and operating flexibility.

Valvoline has agreed in the Tax Matters Agreement to covenants and indemnification obligations designed to preserve the tax-free nature of the Distribution. These covenants and indemnification obligations may limit Valvoline’s ability to pursue strategic transactions or engage in new businesses or other transactions that might be beneficial and could discourage or delay a strategic transaction that its shareholders may consider favorable.

Although Valvoline entered into a Tax Matters Agreement under which the amount of its tax sharing payments to Ashland during the period between the IPO and the Distribution will generally be determined as if Valvoline filed its own consolidated, combined or separate tax returns, Valvoline nevertheless will have joint and several liability with Ashland for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group. In addition, Valvoline has agreed to indemnify Ashland for certain pre-IPO U.S. taxes that arise on audit and are directly attributable to neither the Valvoline business nor Ashland’s specialty ingredients and performance materials businesses (collectively, the “Chemicals business”).

Valvoline and Ashland as well as their respective subsidiaries were part of U.S. federal consolidated group tax returns and certain combined or similar group tax returns (together, “Combined Tax Returns”) through the date of the Distribution.  Therefore, Valvoline has joint and several liability with Ashland to the respective taxing authorities for the Combined Tax Returns for the periods up to and including the date of the Distribution.

Pursuant to the Tax Matters Agreement, Valvoline is required to indemnify Ashland for: (a) certain U.S. federal, state or local taxes of Ashland and/or its subsidiaries for any tax period ending on or prior to the Distribution that arise on audit or examination and are (i) directly attributable to Valvoline or (ii) prior to the IPO that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Chemicals business; and (b) certain foreign taxes of Ashland and/or its subsidiaries for any tax period ending on or prior to the Distribution that arise on audit or examination and are directly attributable to Valvoline.

The Tax Matters Agreement also requires Valvoline to indemnify Ashland for any taxes (and reasonable expenses) resulting from the failure of the Distribution to qualify for non-recognition of gain and loss or certain reorganization transactions related to the Separation or the IPO and Distribution to qualify for their intended tax treatment (“Transaction Taxes”), where the taxes result from (1) breaches of representations or covenants that Valvoline made or agreed to in connection with these transactions, (2) the application of certain provisions of U.S. federal income tax law to the Distribution with respect to acquisitions of Valvoline common stock or (3) any other actions that Valvoline knows or reasonably should expect would give rise to such taxes.

The Tax Matters Agreement also requires Valvoline to indemnify Ashland for a portion of certain other Transaction Taxes allocated to Valvoline generally based on Valvoline’s market capitalization relative to the market capitalization of Ashland at the time of the Distribution.

Valvoline has only been a stand-alone public company since September 2016, and its historical financial information is not necessarily representative of the results it would have achieved as a stand-alone public company prior to September 2016 and may not be a reliable indicator of its future results.

The historical financial information Valvoline has included in this quarterly report on Form 10-Q does not reflect what its financial position, results of operations or cash flows would have been had it been a stand-alone entity during the historical periods presented, or what its financial position, results of operations or cash flows will be in the future.

Valvoline’s ability to operate its business effectively may suffer if it is unable to cost-effectively establish its own administrative and other support functions in order to operate as a stand-alone company after the expiration of its shared services and other intercompany agreements with Ashland.

As a business segment of Ashland, Valvoline relied on administrative and other resources of Ashland, including information technology, accounting, finance, human resources and legal, to operate Valvoline’s business. In connection with the IPO, Valvoline entered into various service agreements to retain the ability for specified periods to use these Ashland resources. These services may not be provided at the same level as when Valvoline was a business segment within Ashland, and Valvoline may not be able to obtain the same benefits that it received prior to the IPO. These services may not be sufficient to meet Valvoline’s needs, and after Valvoline’s agreements with Ashland expire (which will generally occur within 24 months following the closing of the IPO), Valvoline may not be able to replace these services at all or obtain these services at prices and on terms as favorable as it currently has with Ashland. Valvoline will need to create its own administrative and other support systems or contract with third parties to replace Ashland’s systems. In addition, Valvoline has received informal support from Ashland which may not be addressed in the agreements it has entered into with Ashland, and the level of this informal support will not be available after the Distribution.

After the IPO and the Separation, Valvoline may not have the same purchasing power as when it was part of Ashland which could result in increased costs to us.
Prior to the IPO and the Separation, Valvoline was able to take advantage of the combined companies size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. Subsequent to the IPO and the Separation, Valvoline cannot assure you that it will continue to have access to financial and other resources comparable to those available to it prior to the IPO and the Separation. As a stand-alone company, Valvoline may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to it prior to the IPO and the Separation, which could increase its costs and reduce our profitability.
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

Valvoline’s Non-Executive Chairman holds positions with Ashland, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in Valvoline not acting on opportunities it otherwise may have.

Mr. Wulfsohn serves as Non-Executive Chairman of Valvoline’s board of directors and as Chairman and Chief Executive Officer of Ashland. The presence of an executive officer or director of Ashland on Valvoline’s board of directors could create, or appear to create, conflicts of interest with respect to matters involving both Valvoline and Ashland that could have different implications for Ashland than they do for Valvoline. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Ashland and Valvoline regarding terms of the agreements entered into by Ashland and Valvoline governing the Separation and the relationship between Ashland and Valvoline thereafter, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement (“Employee Matters Agreement”), the Transition Services Agreement (“Transition Services Agreement”), Reverse Transition Services Agreement entered (“Reverse Transition Services Agreement”) and certain commercial agreements. Potential conflicts of interest could also arise if Valvoline entered into commercial arrangements with Ashland in the future. As a result of these actual or apparent conflicts of interest, Valvoline may be precluded from pursuing certain growth initiatives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2017 was as follows:

Issuer Purchases of Equity Securities
Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2017 to April 30, 2017	—	$—	—	$—

May 1, 2017 to May 31, 2017	2,183,328	$22.90	2,183,328	$100

June 1, 2017 to June 30, 2017	—	$—	—	$—

Total	2,183,328		2,183,328	$100

(1) On April 24, 2017, the Company's Board of Directors approved and authorized a Stock Purchase Program for up to $150 million of the Company's common stock with the authorization expiring December 31, 2019, during the three months ended June 30, 2017, $50 million was used to repurchase the Company's common stock. Under the program, shares may be repurchased on the open market, through Rule 10b5-1 trading plans, Rule 10b-18 repurchase program and accelerated share acquisition programs. As of June 30, 2017, $100 million remains available for repurchase under this authorization.

ITEM 5.  OTHER INFORMATION

On August 8, 2017, Valvoline Inc. (“Valvoline”) closed the previously announced offering (the “Notes Offering”) of $400 million aggregate principal amount of its 4.375% senior notes due 2025 (the “Notes”). The Notes are unsecured obligations of Valvoline and are guaranteed on an unsubordinated unsecured basis by certain of Valvoline's domestic subsidiaries (the “Subsidiary Guarantors”).

The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act.

The Notes were issued under the indenture dated August 8, 2017 (the “Indenture”), among Valvoline, the Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture contains customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the Notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event as described in the Indenture occurs, Valvoline may be required to offer to purchase the Notes from the holders thereof. The Notes issued under the Indenture may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the Indenture.

On August 8, 2017, in connection with the Notes Offering, Valvoline, the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the several initial purchasers of the Notes, entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, Valvoline and the Subsidiary Guarantors have agreed, among other things, and subject to certain restrictions and conditions, to file a registration statement under the Securities Act to permit either the exchange of the Notes for registered notes having terms substantially identical to those of the Notes (except that the registered notes will not be subject to restrictions on ownership and transfer) or, in the alternative, the registered resale of the Notes by holders of the Notes.

The Indenture and the Registration Rights Agreement are filed as Exhibits 4.1 and 4.2, respectively, to this Form 10-Q and are incorporated herein by reference. The descriptions of the material terms of the Indenture, the Notes and the Registration Rights Agreement are qualified in their entirety by reference to those exhibits.

ITEM 6.  EXHIBITS

3.1
Article of Amendment to the Amended and Restated Articles of Incorporation of Valvoline Inc., effective May 9, 2017 (filed as Exhibit 3.1 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884, and incorporated herein by reference).

3.2
Amended and Restated Articles of Incorporation of Valvoline Inc., as amended by the Articles of Amendment (filed as Exhibit 3(i) to Valvoline 's Form 8-K on April 27, 2017 (SEC File No. 001-37884, and incorporated herein by reference).

4.1*	Indenture dated as of August 8, 2017, among Valvoline Inc., the guarantors thereto and U.S. Bank National Association, as Trustee.

4.2*	Registration Rights Agreement dated as of August 8, 2017, among Valvoline Inc., the guarantors thereto and Citigroup Global Markets Inc., as representative of the several initial purchasers.

10.4
Form of Inducement Restricted Stock Award Agreement entered into between Mary Meixelsperger and Ashland Inc. (assumed by Valvoline on April 27, 2017) (filed as Exhibit 4.1 to Valvoline's Form S-8 on June 7, 2017 (SEC File No. 333-218580), and incorporated herein by reference).

10.5	Form of CEO Change in Control Agreement (filed as Exhibit 10.1 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.6	Form of Executive Officer Change in Control Agreement (filed as Exhibit 10.2 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.7	Valvoline Change in Control Severance Plan (filed as Exhibit 10.3 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.8	Valvoline Severance Pay Plan (filed as Exhibit 10.4 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.9	Form of Performance Unit Award Agreement (filed as Exhibit 10.5 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.10	Form of Stock Appreciation Right Award Agreement (filed as Exhibit 10.6 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.7 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

10.12	Form of Restricted Stock Unit Agreement (Cash-Settled) (filed as Exhibit 10.8 to Valvoline's Form 8-K on May 15, 2017 (SEC File No. 001-37884), and incorporated herein by reference).

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*
Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the nine months ended June 30, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

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

VALVOLINE INC.
(Registrant)

August 8, 2017	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer