Form 10-K
period 2017-09-30
VALVOLINE INC
filed 2017-11-17
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
100 Valvoline Way
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑      No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at March 31, 2017 was approximately $850 million. At November 10, 2017, there were 202,527,634 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement (“Proxy Statement”) for its 2018 Annual Meeting of Shareholders, which will be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. In addition, Valvoline may from time to time make forward-looking statements in its quarterly reports and other filings with the Securities and Exchange Commission (“SEC”), news releases and other written and oral communications.

These forward-looking statements are based on Valvoline’s current expectations and assumptions regarding, as of the date such statements are made, Valvoline’s future operating performance and financial condition, strategic and competitive advantages, leadership and future opportunities, as well as the economy and other future events or circumstances. Valvoline’s expectations and assumptions include, without limitation, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: demand for Valvoline’s products and services; sales growth in emerging markets; the prices and margins of Valvoline’s products and services; the strength of Valvoline’s reputation and brand; Valvoline’s ability to develop and successfully market new products and implement its digital platforms; Valvoline's ability to attract and retain key employees; Valvoline's ability to operate in highly competitive markets; Valvoline’s ability to retain its largest customers; the success of Valvoline's marketing activities to promote and grow its business; potential product liability claims; new laws or regulations or changes in existing laws or regulations; imposition of new taxes or additional liabilities; Valvoline's ability to execute its growth strategy; third-party risks associated with Valvoline's joint ventures; dependence on franchised locations in Valvoline's Quick Lubes business; business disruptions from natural disasters; Valvoline’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Valvoline’s future cash flows, results of operations, financial condition and Valvoline’s ability to repay debt); Valvoline's ability to access the capital markets or obtain bank credit; operating as a stand-alone public company; Valvoline’s relationship with Ashland; payment-related risks associated with company-owned and franchised Quick Lubes locations; failure, caused by Valvoline, of the stock distribution to Ashland's stockholders to qualify for tax-free treatment, which may result in significant tax liabilities to Ashland for which Valvoline may be required to indemnify Ashland; and the impact of acquisitions and/or divestitures Valvoline has made or may make (including the possibility that Valvoline may not realize the anticipated benefits from such transactions or encounter difficulties with integration). These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although Valvoline believes that the expectations reflected in these forward-looking statements are reasonable, Valvoline cannot guarantee future results, level of activity, performance or achievements. In addition, neither Valvoline nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Valvoline or any other person that Valvoline will achieve its objectives and plans in any specified time frame, or at all. These forward-looking statements are as of the date of this Annual Report on Form 10-K. Except as required by law, Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Other important factors that could cause actual results to differ materially from those contained in these forward-looking statements are discussed under “Use of estimates, risks and uncertainties” in Note 2 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.  For a discussion of other factors and risks that could affect Valvoline’s expectations and operations, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

All forward-looking statements attributable to Valvoline are expressly qualified in their entirety by these cautionary statements as well as others made in this Annual Report on Form 10-K, and hereafter in Valvoline’s other SEC filings and public communications. You should evaluate all forward-looking statements made by Valvoline in the context of these risks and uncertainties.

A PART I

ITEM 1.  BUSINESS

General

Valvoline Inc., a Kentucky corporation, is a worldwide producer, marketer and supplier of engine and automotive maintenance products and services. The terms “Valvoline,” the “Company,” “we,” “us,” “management” and “our” as used herein refer to Valvoline Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise. On September 28, 2016, Valvoline completed its initial public offering (“IPO”) of common stock and trades on the New York Stock Exchange (“NYSE”) under the symbol, “VVV.”

Valvoline is one of the most recognized and respected premium consumer brands in the global automotive lubricant industry, known for its high quality products and superior levels of service. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful name recognition across multiple product and service channels.

Valvoline Inc. was incorporated in May 2016 as a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to herein as “Ashland”). Prior to this time, Valvoline operated as an unincorporated commercial unit of Ashland. Following a series of restructuring steps prior to the IPO of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline such that the Valvoline business included substantially all of the historical Valvoline business, as well as certain other assets and liabilities transferred to Valvoline by Ashland. In connection with the IPO, 34.5 million shares of Valvoline common stock were sold to investors and Ashland retained 170 million shares, representing approximately 83% of the total outstanding shares of Valvoline common stock.

Company Developments

On May 12, 2017, Ashland distributed all of its remaining interest in Valvoline to Ashland stockholders (the “Distribution”) through a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017, marking the completion of Valvoline's separation from Ashland. Effective upon the Distribution, Ashland no longer owned any shares of Valvoline common stock, and Valvoline was no longer a controlled and consolidated subsidiary of Ashland.

During the fiscal year ended September 30, 2017, Valvoline acquired 43 company-owned stores within the Quick Lubes reportable segment, including 28 stores related to the acquisition of business assets from Time-It Lube LLC and Time-It Lube of Texas, LP in the second fiscal quarter of 2017.

Reportable Segments

Valvoline’s reporting structure is composed of three reportable segments: Core North America, Quick Lubes and International. Additionally, to reconcile to consolidated results, certain corporate and other non-operational matters are included in Unallocated and other. Refer to the below for a description of each reportable segment:

Core North America - The Core North America segment sells Valvoline™ and other branded and private label products in the United States and Canada to both retailers for consumers to perform their own automotive maintenance, referred to as “Do-It-Yourself” or “DIY” consumers, as well as to installer customers who use Valvoline products to service vehicles owned by “Do-It-For-Me” or “DIFM” consumers. Valvoline DIY sales are primarily to retail auto parts stores, such as NAPA Auto Parts, AutoZone, O’Reilly Auto Parts and Advance Auto Parts, as well as leading mass merchandisers and independent auto part stores. Valvoline also sells branded products and services to installer customers such as car dealers, general repair shops and third-party quick lube locations, including Goodyear, Monro, Express Oil Change, TBC Retail Group, directly as well as through a national network of approximately 140 distributors. The Valvoline team also sells branded products and solutions to heavy duty customers, such as on-highway fleets and construction companies and has a strategic relationship with Cummins Inc. (“Cummins”), a leading heavy duty engine manufacturer, for co-branding products in the heavy duty business.

Quick Lubes - The Quick Lubes segment services the passenger car and light truck quick lube market through two platforms: Valvoline’s company-owned and franchised Valvoline Instant Oil ChangeSM (“VIOC”) stores, the second largest U.S. retail quick lube service chain by number of stores; and Express Care™, a quick lube customer platform developed for independent operators who purchase Valvoline motor oil and other products pursuant to contracts while displaying Valvoline branded signage. VIOC centers offer customers a quick, easy and trusted way to maintain their vehicles, utilizing well-trained technicians who have access to a proprietary service process that sets forth rigorous protocols for both the steps that must be followed in the service of vehicles and for interactions with customers. As of September 30, 2017, the VIOC network consisted of 384 company-owned and 743 franchised locations and operated in 46 states with eleven years of consecutive same-store sales growth for both company-owned and franchised stores (determined on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation). The Express Care™ platform supports smaller (typically single store) operators that do not fit Valvoline’s franchise model and typically offer other non-quick lube services such as auto repairs and car washes. As of September 30, 2017, there were 316 Express Care™ locations.

International - Valvoline’s International segment sells Valvoline™ and other branded products through wholly-owned affiliates, joint ventures, licensees and independent distributors in approximately 140 countries outside of the United States and Canada. Key international markets include China; India; Europe, Middle East, and Africa (“EMEA”); Latin America; and Australia Pacific. Valvoline has a growing presence in a number of markets, with primary growth targets being China, India and select countries within Latin America. International sales include products for both light duty (passenger cars, light trucks and two wheelers) and heavy duty (heavy trucks, agricultural, mining and construction equipment). Light duty products are sold internationally primarily through distributors to installer customers. Heavy duty products are sold either directly to key customers or through distributors. Valvoline goes to market in its International business segment in three ways: (1) through its own local sales, marketing, and back office support teams; (2) through joint ventures; and (3) through independent distributors. Valvoline has 50/50 joint ventures with Cummins in India, China and Argentina, and smaller joint ventures in select countries in South America and Asia.

Unallocated and other - Unallocated and other generally includes items that are non-operational in nature and not directly attributable to any of the reportable segments, such as components of pension and other postretirement benefit plan expense/income (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses, including costs related to the separation from Ashland.
The information required by Item 1 with respect to Valvoline's reportable segments and financial information regarding its geographic operations can be found in Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Industry Overview

Valvoline participates primarily in the global finished lubricants market. In total, global lubricants demand is estimated to be approximately 11 billion gallons. Demand for passenger car motor oil and motorcycle oil accounted for approximately 21% of global lubricant demand, while the remaining 79% of demand was for commercial and industrial products. The United States has historically accounted for the largest amount of lubricant demand, followed by China and India. The lubricants market is impacted by the following key drivers and trends:

•
Global lubricants market demand is shifting towards higher performance finished lubricants, largely driven by advancements in vehicle/equipment design and original equipment manufacturer (“OEM”) requirements for improved efficiency, reduced carbon footprints and optimized fuel consumption.

•
There has been increasingly stringent regulation, particularly in North America and Europe, aimed at reducing toxic emissions, which has led to a continuous drive for innovation given changing specifications for lubricants.

•
Between 2007 and 2012, the North American transport lubes market experienced average annual volume declines of 2.7% per annum, due in part to an increase in oil change intervals, which have resulted from changing OEM recommendations and advancements in engine technology. However, market conditions have shown some indications of improvement due to an increase in the number of cars on the road and miles driven.

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

Business and Growth Strategies

The strength of Valvoline’s business model is the ability to generate profitable sales across multiple channels to market, leveraging the Valvoline brand through effective marketing, innovative product technology and the capabilities of the Valvoline team. Valvoline has delivered strong profits and return on capital, with balanced results. Today, Valvoline is a high margin, high free cash flow generating business, with significant growth opportunities. Valvoline’s key business and growth strategies include:

•
growing and strengthening Valvoline’s quick lube network through organic store expansion, opportunistic, high-quality acquisitions in both core and new markets within the VIOC system and strong sales efforts to partner with new Express Care operators, in addition to continued same-store sales growth and profitability within Valvoline’s existing VIOC system stores as a result of attracting new customers and increasing customer satisfaction, customer loyalty and average transaction size;

•
accelerating international growth across key markets where demand for premium lubricants is growing, such as China, India and select countries in Latin America, by building strong distribution channels in under-served geographies, replacing less successful distributors and improving brand awareness among installer customers in those regions; and

•	leveraging innovation, in terms of product development, packaging, marketing and the implementation of Valvoline’s new digital infrastructure, to strengthen market share and profitability.

Valvoline’s Products

Valvoline’s portfolio is designed to deliver quality product solutions to meet the needs of its wide variety of customers with varying needs. Valvoline has a history of leading innovation with revolutionary products such as All Climate™, DuraBlend™, and MaxLife™. In addition to the iconic Valvoline-branded passenger car motor oils and other co-branded and private label automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive coolants and chemicals designed to improve engine performance and lifespan. Premium branded product offerings enhance Valvoline’s high quality reputation and provide customers with solutions that address a wide variety of needs. Valvoline's product offerings fall into the following categories:

Product Line		% of 2017 Sales	Description
Lubricants	Passenger Car / Light Duty	89%	Comprehensive assortment meeting the needs of passenger car, motorcycle and other light duty engines, including motor oil, transmission fluid, greases and gear oil
	Heavy Duty		Lubricating solutions for a wide range of heavy duty applications ranging from on-road (Class 4 – Class 8 vehicles) to off-road construction, mining, agricultural and power generation equipment
Antifreeze	Antifreeze / Coolants	4%
Antifreeze/coolants for OEMs; full assortment of additive technologies and chemistries to meet virtually all light-duty and heavy duty engine applications and heat transfer requirements of batteries and fuel cells used to power electric vehicles

Chemicals	Maintenance Chemicals	4%
Functional and maintenance chemicals ranging from brake fluids and power steering fluids to chemicals specifically designed to clean and maintain optimal performance of fuel, cooling and drive train systems

	Coatings		Specialty coatings designed to target rust prevention, and sound absorption for automotive and industrial applications
Filters	Filters	3%	Oil and air filters meeting the needs of light-duty vehicles

Other	Other Complementary Products	-%	Windshield wiper blades, light bulbs, serpentine belts and drain plugs

Included within lubricants above are revenues for related preventive maintenance services, including full-service oil changes, that VIOC stores provide.

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

In the Core North America reportable segment, Valvoline’s principal competitors for retail customers are global integrated oil brands, such as Shell, which produces Pennzoil and Quaker State; BP, which produces Castrol; Exxon Mobil, which produces Mobil 1; as well as mid-tier brands and private label producers. With respect to installer customers in the United States and Canada, Valvoline competes with these same major integrated oil brands, many of which have significantly greater financial resources and more diverse portfolios of products and services, leading to greater operating and financial flexibility.

The Quick Lubes segment competes with other major franchised brands that offer a turn-key operations management system, such as Jiffy Lube (owned by Shell), Grease Monkey, Take 5 Oil Change, and Express Oil Change, as well as national branded companies that offer a professional signage program with limited business model support, similar to Valvoline’s Express Care network, and regional players such as Super-Lube, American Lube Fast and Express Oil Change that are not directly affiliated with a major brand. Valvoline also competes to some degree with automotive dealerships and service stations, which provide quick lube and other preventative maintenance services. Valvoline believes there are over 9,000 existing quick lube stores currently operating in the U.S. market. Jiffy Lube is currently the Company's largest competitor by number of stores with just over 1,900 stores owned or operated by franchisees.

Major competitors of Valvoline’s International business vary by region. Valvoline generally faces strong competition from global integrated oil brands, as these companies have a particularly strong presence in Europe and Asia. In certain markets, Valvoline also competes with regional brands, including brands produced by national oil companies, such as Sinopec in China and Indian Oil in India.

Competitive factors in all of these markets include price, product or service technology, brand awareness and loyalty, customer service, and sales and marketing. Valvoline’s Core North America and International reportable segments also compete on the basis of shelf space and product packaging.

Marketing and Advertising

Valvoline places a high priority on sales and marketing and focuses marketing efforts on areas expected to yield the highest rate of return. Valvoline has dedicated marketing resources in each reportable segment, which are well qualified to reach target customers. The majority of Valvoline’s large customers are supported by direct sales representatives with a number of key customers having dedicated Valvoline teams. In addition, Valvoline has a number of distributors within the Core North America and International reportable segments that represent the Company's products. In Core North America, Valvoline products are sold to consumers through over 30,000 retail outlets, to installer customers with over 12,000 locations, and in Quick Lubes through 1,127 Valvoline-branded franchised and company-owned stores. Valvoline serves the customer base through an extensive sales force and technical support organization, allowing leverage of the technology portfolio and customer relationships globally, while meeting customer demands locally.

Valvoline uses a variety of marketing techniques to build awareness of, and create demand for, Valvoline products and services. Valvoline advertises through social and digital media, as well as traditional media outlets such as television, print and radio. Valvoline selectively sponsors teams in high performance racing series, including a current sponsorship of Hendrick Motorsports, featuring drivers Dale Earnhardt Jr., Chase Elliott, Jimmie Johnson and Kasey Kahne. In addition, Valvoline sponsors other teams and players in other high performing sports, including the Manchester City Football Club and the Memphis Grizzlies, as well as Valvoline's joint venture sponsorship of renowned Indian cricket player, Virat Kohli.

Valvoline has also embarked on a digital infrastructure initiative that will enable the use of technology across the entire enterprise. Valvoline believes its digital marketing infrastructure will drive more effective engagement to deliver growth, customer retention and acquisition as a strategic business partner.

Research and Development

Valvoline’s innovation is central to the successful performance of its business. Valvoline research and development is focused on developing new and innovative products to meet the current and future needs of its customers. These products are developed through Valvoline’s “Hands on Expertise” innovation approach, which begins with the mathematical modeling of critical product design elements and extends through field testing. In addition, Valvoline technology centers, located in the Americas, Europe and Asia Pacific regions, develop solutions for existing and emerging on and off-road equipment. Valvoline’s research and development team also leverages its strong relationships with customers and suppliers to incorporate their feedback into the research and development process. In addition to its own research and development initiatives, Valvoline also conducts limited testing for other entities, which builds its expertise and partially offsets its research and development costs. Expenses for research and development are classified in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income included in Item 8 of Part II of this Annual Report on Form 10-K, which were $13 million in each of fiscal 2017 and fiscal 2016 and $11 million in fiscal 2015. Valvoline anticipates that the Company will continue to incur research and development expenditures in the future to ensure a continuing flow of innovative, high-quality products and services and to help maintain and enhance Valvoline's competitive position.

Intellectual Property

Valvoline is continually seeking to develop new technology and enhance its existing technology. Valvoline has been issued 34 U.S. and 59 international patents and has 17 U.S. and 51 international patent applications pending or published. Valvoline also holds over 2,450 trademarks in various countries around the world, which Valvoline believes are some of its most valuable assets, for which Valvoline dedicates significant resources to protect. These trademarks include the Valvoline trademark and the famous “V” brand logo trademark, which are registered in over 150 countries. In addition, Valvoline uses various trade names and service marks in its business, including ValvolineTM, Valvoline Instant Oil ChangeSM, MaxLifeTM, All Climate™, DuraBlend™, SynPowerTM and Premium BlueTM. Valvoline also has a variety of intellectual property licensing agreements primarily with its franchisees. Valvoline owns over 700 domain names that are used to promote Valvoline products and services and provide information about the Company.

Raw Material Supply and Prices

The key raw materials used in Valvoline’s business are base oils, additives, packaging materials (high density polyethylene bottles, corrugated packaging and steel drums) and ethylene glycol. Valvoline continuously monitors global supply and cost trends of these key raw materials and obtains these raw materials from a diversified network of large global suppliers and regional providers. Valvoline’s sourcing strategy is to ensure supply through contracting a diversified supply base while leveraging market conditions to take advantage of spot opportunities whenever such conditions are available. Valvoline leverages worldwide spend to obtain favorable contract terms from the global suppliers and use the regional providers to ensure market competitiveness and reliability in its supply chain.  For materials that must be customized, Valvoline works with market leaders with global footprints and well developed business continuity plans. Valvoline also utilizes the Company’s research and development resources to develop alternative product formulations, which provide flexibility in the event of supply interruptions. Valvoline closely monitors the Company’s supply chain and conducts annual supply risk assessments of its critical suppliers to reduce risk.

Valvoline has a large manufacturing and distribution footprint in the United States, with seven lubricant blending and packaging plants, two distribution centers and several packaging and warehouse locations. Additional lubricant blending and packaging plants are located in Australia and the Netherlands. Valvoline also has a blending and packaging facility in Canada. In addition, Valvoline also uses numerous third-party toll manufacturers and warehouses.

Valvoline seeks to actively manage fluctuations in supply costs, product selling prices and the timing thereof to preserve unit margins. The prices of many of Valvoline’s products fluctuate based on the price of base oil, which is a large percentage of Valvoline’s cost of sales. Historically, base oil prices have been volatile, which sometimes causes sharp cost increases during periods of short supply. Since 2011, base oil supply has increased dramatically while global demand has generally grown at a steady and moderate rate. Although base oil, a derivative of crude, is highly correlated to the global oil market, excess supply of base oil in recent years has contributed to reduced volatility in the base oil market. Base oil prices generally follow crude prices, but the lag period between changes in the price of crude oil and changes in the price of base oil is influenced by whether there is an excess of or shortness in the supply of base oil.

Valvoline has generally been successful in adjusting product selling prices to react to changes in base oil costs to preserve unit margins. As part of the strategy to mitigate the impact of base oil volatility, Valvoline has negotiated base oil supply contracts with terms that have reduced the impact of changes in the base oil market on Valvoline’s financial results. Valvoline has revised contracts in several of the Company’s sales channels to accelerate the timing of adjustments to selling prices in response to changes in raw material prices. Pricing adjustments to product sold to Valvoline’s larger national or regional installer customer accounts tend to be made pursuant to contract and are often based on movements in published base oil indices. Pricing for product sold to Valvoline’s franchisees is adjusted on a periodic basis pursuant to an agreed upon index (weighted combination of published base oil indices), the composition and weighting of which may be updated from time to time by Valvoline and representatives of Valvoline’s franchisees. Pricing adjustments for product sold to retail customers, private label products in the United States and product sold to smaller installer customer accounts are generally market driven, based on negotiations in light of base oil costs and the pricing strategies of Valvoline’s competitors.

Backlog

Although Valvoline may experience availability constraints from time to time for certain products, orders are generally filled within 30 days of receiving them. Therefore, Valvoline usually has a product backlog of less than 30 days at any one time, which the Company does not consider material to its business.

Seasonality

Overall, there is little seasonality in Valvoline’s business. Valvoline's Quick Lubes business and to a lesser extent, its Core North America business tend to experience slightly higher sales volume in the summer months due to summer vacations and increased driving, as well as during the periods of time leading into holidays. Both businesses also tend to slow a little from October to February due to inclement weather in parts of the United States and Canada. Valvoline’s International business experiences almost no seasonality due to its geographic diversity and the high percentage of its business in the commercial and industrial lubricants market, which is less influenced by weather.

Environmental and Regulatory Matters

Valvoline is subject to numerous foreign, federal, state and local Environmental Health and Safety (“EHS”) laws and regulations. These laws and regulations govern matters such as safe working conditions; product stewardship; air emissions; discharges to the land and surface waters; generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials; and the registration and evaluation of chemicals. Valvoline maintains policies and procedures to control EHS risks and monitor compliance with applicable EHS laws and regulations. These laws and regulations also require Valvoline to obtain and comply with permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke the Company's permits, registrations or other authorizations and can enforce compliance through fines and injunctions.

Valvoline expects to incur ongoing costs to comply with existing and future EHS requirements, including the cost of a dedicated EHS group that is responsible for ensuring its business maintains compliance with applicable laws and regulations. This responsibility is carried out through training; formulation of and widespread communication of EHS policies; formulation of procedures and working practices; design and implementation of EHS management systems; internal compliance and management assessments; monitoring legislative and regulatory developments that may affect Valvoline's operations; and incident response planning.

Valvoline is also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which Valvoline’s products are manufactured and sold. Such regulations principally relate to the ingredients, classification, labeling, manufacturing, packaging, transportation, advertising and marketing of Valvoline’s products. In addition, the Company is subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption and anti-bribery regimes.

Valvoline could incur substantial costs if the Company were to violate or become liable under environmental laws or other applicable regulations. Liabilities are accrued when Valvoline considers the matter to be probable of loss and the costs can reasonably be estimated. Such costs and accruals are presently not material to Valvoline's results of operations, financial position, or cash flows. There can be no assurances that existing or future environmental laws and other regulations applicable to the Company's operations or products will not lead to a material adverse impact on Valvoline's results of operations, financial position or cash flows.

Employees

As of September 30, 2017, Valvoline had approximately 5,600 employees worldwide (excluding contract employees).

Available Information

More information about Valvoline is available on Valvoline’s website at http://www.valvoline.com. On this website, Valvoline makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the SEC. Valvoline also makes available, free of charge on its website, its Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and the Global Standards of Business Conduct that applies to Valvoline’s directors, officers and employees. These documents are also available in print to any shareholder who requests them. Information contained on Valvoline’s website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials Valvoline files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC website (http://www.sec.gov) contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Executive Officers of Valvoline
The following is a list of Valvoline’s executive officers, their ages, positions and experience during the last five years.

SAMUEL J. MITCHELL, JR. (age 56) is Chief Executive Officer and Director of Valvoline. Mr. Mitchell was appointed as a director and Chief Executive Officer in May 2016 and September 2016, respectively. He served as Senior Vice President of Ashland from 2011 to September 2016 and President of Valvoline from 2002 to September 2016.

MARY E. MEIXELSPERGER (age 57) is Chief Financial Officer of Valvoline since June 2016. Prior to joining Valvoline, Ms. Meixelsperger was Senior Vice President and Chief Financial Officer of DSW Inc. from April 2014 to June 2016 and held the roles of Chief Financial Officer, Controller and Treasurer at Shopko Stores from 2006 to 2014.

JULIE M. O’DANIEL (age 50) is Senior Vice President, General Counsel and Corporate Secretary of Valvoline since September 2016. She served as Lead Commercial Counsel of Valvoline from April 2014 to September 2016. Ms. O’Daniel previously served as Litigation Counsel of Valvoline from July 2007 to April 2014.

THOMAS A. GERRALD II (age 53) is Senior Vice President, Core North America of Valvoline since September 2016. He served as Senior Vice President, U.S. Installer Channel, of Valvoline from June 2012 to September 2016.

FRANCES E. LOCKWOOD (age 67) is Chief Technology Officer of Valvoline since September 2016. She served as Senior Vice President, Technology, of Valvoline from May 1994 to September 2016.

HEIDI J. MATHEYS (age 45) is Chief Marketing Officer of Valvoline since September 2016. She served as Senior Vice President, Do-It-Yourself Channels, of Valvoline from August 2013 to September 2016. Ms. Matheys previously served as Vice President, Global Brands, of Valvoline from September 2012 to August 2013.

CRAIG A. MOUGHLER (age 60) is Senior Vice President, International & Product Supply of Valvoline since September 2016. He served as Senior Vice President, International of Valvoline from October 2002 to September 2016.

ANTHONY R. PUCKETT (age 55) is President, Quick Lubes of Valvoline since September 2016. He served as President of Valvoline Instant Oil Change from August 2007 to September 2016.

VICTOR T. RIOS (age 48) is Chief Information Officer and Chief Digital Officer since June 2016. Prior to joining Valvoline, Mr. Rios was Chief Information Officer for the Consumer Medical Technologies division of Johnson & Johnson from November 2013 to February 2016 and held the roles of Chief Information Officer of the Vision Care division and Vice President of IT, Global Solutions Delivery at Johnson & Johnson from 2011 to 2013.

DAVID J. SCHEVE (age 42) is Chief Accounting Officer and Controller of Valvoline since October 2016. Mr. Scheve joined the Company from Southern Graphic Systems, a supplier of design-to-print brand development products and services, where he started in June 2007 as its Global Corporate Controller and was most recently its Chief Financial Officer and Vice President of Finance.

SARA K. STENSRUD (age 50) is Chief People and Communications Officer of Valvoline since August 2016. Prior to joining Valvoline, Ms. Stensrud was Executive Vice President and Chief Human Resources Officer of Chico’s FAS, Inc. from 2010 to 2016.

ITEM 1A.  RISK FACTORS

The following “risk factors” could materially and adversely affect Valvoline’s business, operations, financial position or future financial performance. This information should be considered when reading the rest of this Annual Report on Form 10-K, including Management’s Discussion and Analysis and the consolidated financial statements and related notes. These factors could cause future results to differ from those in forward-looking statements and from historical trends.
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

Valvoline manufactures and markets a variety of products, such as automotive and industrial lubricants and antifreeze, and provides automotive maintenance services. If allegations are made that some of Valvoline’s products have failed to perform up to consumers’ or customers’ expectations or have caused damage or injury to individuals or property, or that Valvoline’s services were not provided in a manner consistent with its vision and values, the public may develop a negative perception of its brands. In addition, if Valvoline’s franchisees or Express Care operators do not successfully operate their quick lube service centers in a manner consistent with Valvoline’s standards, its brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results. In addition, if any party with whom Valvoline has a sponsorship relationship were to generate adverse publicity, Valvoline's brand image could be harmed. A negative public perception of Valvoline’s brands, whether justified or not, could impair its reputation, involve it in litigation, damage its brand equity and have a material adverse effect on its business. In addition, damage to the reputation of Valvoline’s competitors or others in its industry could negatively impact Valvoline’s reputation and business.

Valvoline has set aggressive growth goals for its business, including increasing sales, cash flow, market share, margins and number of VIOC stores, in order to achieve its long-term strategic objectives. Execution of Valvoline’s growth strategies and business plans to facilitate that growth involves a number of risks.

Valvoline has set aggressive growth goals for its business in order to meet its long-term strategic objectives and improve shareholder value. Valvoline’s failure to meet one or more of these goals or objectives would negatively impact its business and is one of the most important risks that Valvoline faces. Aspects of that risk include, among others, changes to the economic environment, changes to the competitive landscape, including those related to automotive maintenance recommendations and consumer preferences, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory requirements, failure to maintain a competitive cost structure and other risks outlined in greater detail in this “Risk Factors” section.

Demand for Valvoline’s products and services could be adversely affected by consumer spending trends, declining economic conditions, trends in Valvoline’s industry and a number of other factors, all of which are beyond its control.

Demand for Valvoline’s products and services may be affected by a number of factors it cannot control, including the number and age of vehicles in current service, regulation and legislation, technological advances in the automotive industry and changes in engine technology, including the adoption rate of electric or other alternative engine technologies, changing automotive original equipment manufacturer (“OEM”) specifications and longer recommended intervals between oil changes. In addition, during periods of declining economic conditions, consumers may defer vehicle maintenance. Similarly, increases in energy prices or other factors may cause miles driven to decline, resulting in less wear and tear and lower demand for maintenance, which may lead to consumers deferring purchases of Valvoline’s products and services. All of these factors, which impact metrics such as drain intervals and oil changes per day, could result in a decline in the demand for Valvoline’s products and services and adversely affect its sales, cash flows and overall financial condition.

The success of Valvoline’s growth initiatives depends on its ability to successfully develop and implement one or more integrated digital platforms that will help it better understand consumers and more effectively engage them.
Valvoline is in the process of designing and implementing a number of digital platforms that will integrate its operations with customer and consumer data. The successful development and implementation of these digital platforms will depend on Valvoline’s ability to identify an appropriate strategy, dedicate adequate resources and select technologies that will provide it with adequate flexibility to adapt to future developments in the marketplace and changes in consumer and customer behavior. Valvoline has incurred and expects to incur significant upfront investments to develop these digital platforms. There is a risk that once implemented, these digital platforms will not deliver all or part of the expected benefits, including additional sales. As Valvoline develops and implements its digital platforms, it may elect to modify, replace or abandon certain technology initiatives, which could result in asset write-downs.
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
Valvoline operates in highly competitive markets, competing against a number of domestic and foreign companies. Competition is based on several key criteria, including brand recognition, product performance and quality, product price, product availability and security of supply, ability to develop products in cooperation with customers and customer service, as well as the ability to bring innovative products or services to the marketplace. Certain key competitors, including Shell/Pennzoil, BP/Castrol and Exxon/Mobil, are significantly larger than Valvoline and have greater financial resources and more diverse portfolios of products and services, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand adverse changes in conditions within the relevant industry, the prices of raw materials and energy or general economic conditions. In addition, competitors’ pricing decisions could compel Valvoline to decrease its prices, which could negatively affect Valvoline’s margins and profitability. Additional competition in markets served by Valvoline could adversely affect margins and profitability and could lead to a reduction in market share. Also, Valvoline competes in certain markets that are flat to declining, such as the U.S. passenger car motor oil market. If Valvoline’s strategies for dealing with declining markets and leveraging market opportunities are not successful, its results of operations could be negatively affected.

Because of the concentration of Valvoline’s sales to a small number of retailers, the loss of one or more, or a significant reduction in, orders from, its top retail customers could adversely affect its financial results, as could the loss of one of its distributor relationships.
Valvoline’s Core North America segment’s sales represented approximately 48% of Valvoline’s total sales in fiscal 2017. NAPA Auto Parts, AutoZone, Advance Auto Parts, O’Reilly Auto Parts and another large national retailer together accounted for 47% of Core North America’s fiscal 2017 sales and 44% of Core North America’s outstanding trade accounts receivable as of September 30, 2017. NAPA Auto Parts accounted for greater than 16% of Core North America’s fiscal 2017 sales. Valvoline’s volume of sales to these customers fluctuates and can be influenced by many factors, including product pricing, purchasing patterns and promotional activities. The loss of, or significant reduction in orders from, one of Valvoline’s top five retail customers or any other significant customer could have a material adverse effect on its business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Valvoline’s inability to collect accounts receivable from one of its major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on Valvoline’s financial condition, results of operations or cash flows. Valvoline also relies on independent distributors to sell and deliver its products. Disagreements or the loss of Valvoline’s relationship with a distributor could also have a material adverse effect on its financial condition, results of operations or cash flows.

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

Valvoline’s business exposes it to potential product liability claims and recalls, false advertising claims and other claims, which could adversely affect its financial condition and performance.
The development, manufacture and sale of automotive, commercial and industrial lubricants and automotive chemicals and the provision of automotive maintenance services involve an inherent risk of exposure to product liability claims, false advertising claims, product recalls, workplace exposure, product seizures and related adverse publicity. A product liability claim, false advertising claim or related judgment against the Company could also result in substantial and unexpected expenditures, affect consumer or customer confidence in Valvoline’s products and services, and divert management’s time and attention from other responsibilities. Although Valvoline maintains product and general liability insurance, there can be no assurance that the type or level of coverage it has is adequate or that it will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured product liability, false advertising or other judgment against Valvoline could have a material adverse effect on its reputation, results of operations and financial condition.

Failure to develop and market new products and production technologies could impact Valvoline’s competitive position and have an adverse effect on its business and results of operations.
The lubricants industry is subject to periodic technological change and ongoing product improvements. In order to maintain margins and remain competitive, Valvoline must successfully develop and introduce new products or improvements that appeal to its customers and ultimately to global consumers. Changes in additive technologies, base oil production techniques and sources, and the demand for improved performance by OEMs and consumers place particular pressure on Valvoline to continue to improve its product offerings. Valvoline’s efforts to respond to changes in consumer demand in a timely and cost-efficient manner to drive growth could be adversely affected by difficulties or delays in product development and service innovation, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products or service techniques. Due to the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products Valvoline is currently developing, or could develop in the future, will achieve substantial commercial success. The time and expense invested in product development may not result in commercial products or provide revenues. Valvoline could be required to write-off its investments related to a new product that does not reach commercial viability. Moreover, Valvoline may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.
The impact of changing laws or regulations or the manner of interpretation or enforcement of existing laws or regulations could adversely impact Valvoline’s financial performance and restrict its ability to operate its business or execute its strategies.
New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Valvoline’s cost of doing business and restrict its ability to operate its business or execute its strategies. This risk includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income Valvoline reports in other jurisdictions, regulations related to the protection of private information of its employees and customers, regulations issued by the U.S. Federal Trade Commission (and analogous non-U.S. agencies) affecting Valvoline and its customers, compliance with the REACH regulation (and analogous non-EU initiatives). In addition, compliance with laws and regulations is complicated by Valvoline’s substantial and growing global footprint, which will require significant and additional resources to ensure compliance with applicable laws and regulations in the approximately 140 countries where Valvoline conducts business.

Valvoline’s global operations expose it to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (the “FCPA”) and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing Valvoline’s operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject Valvoline to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact Valvoline’s business, results of operations and financial condition.

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

Valvoline’s products are made, manufactured, distributed or sold in approximately 140 countries and territories. As such, Valvoline is subject to a myriad of tax laws and regulations applicable in those countries and territories, as well as those of the United States and its various state and local governments. Economic and political pressure to increase tax revenues in jurisdictions where Valvoline operates or does business, or the adoption of new or reformed tax regulations, may make resolving tax disputes more difficult, and the final resolution of tax audits and any related litigation may differ from historical provisions and accruals resulting in an adverse impact on Valvoline’s business, financial condition, reputation or results of operations. In addition to tax reform being considered in the United States, many other countries are actively considering changes to existing tax laws. Changes in how United States multinational corporations are taxed on earnings, including changes to currently enacted tax rates, could adversely affect Valvoline’s business, financial condition or results of operations. There exists the potential for comprehensive tax reform in the United States that may significantly change the tax rules applicable to U.S. domiciled corporations. Valvoline cannot assess what the overall effect of such potential legislation could be on its results of operations or cash flows.

Valvoline’s substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.
Sales from Valvoline’s International business segment accounted for 26% of its sales for fiscal 2017. Valvoline expects sales from international markets to continue to represent an even larger portion of its sales in the future. Also, a significant portion of Valvoline’s manufacturing capacity is located outside of the United States. Accordingly, its business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

The global nature of Valvoline’s business presents difficulties in hiring and maintaining a workforce in certain countries. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, foreign countries may impose additional withholding taxes or otherwise tax Valvoline’s foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. The imposition of tariffs is also a risk that could impair Valvoline’s financial performance. In addition, joint ventures, particularly Valvoline’s existing joint ventures with Cummins in India and China, are an important part of its growth strategy internationally. If Valvoline’s relationship with one of its joint venture partners were to deteriorate, it could negatively impact Valvoline’s ability to achieve its growth goals internationally.

Certain legal and political risks are also inherent in the operation of a company with Valvoline’s global scope. For example, it may be more difficult for Valvoline to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Valvoline operates. Terrorist activities and the response to such activities may threaten Valvoline’s operations. Social and cultural norms in certain countries may not support compliance with Valvoline’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Valvoline operates are a risk to Valvoline’s financial performance and future growth. For example, Valvoline exited its Venezuelan joint venture in 2015 due in part to the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar and other Venezuelan regulations. In addition, in executing its global growth strategies, Valvoline has entered into several important strategic relationships with joint venture partners, such as Cummins, unaffiliated distributors, toll manufacturers and others. The need to identify financially and commercially strong partners to fill these roles who will comply with the high manufacturing and legal compliance standards Valvoline requires is a risk to Valvoline’s financial performance.

As Valvoline continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to Valvoline’s multinational operations will not have an adverse effect on its business, financial condition or results of operations.

The competitive nature of Valvoline’s markets or other factors may delay or prevent it from passing increases in raw material costs on to its customers. In addition, certain of Valvoline’s suppliers may be unable to deliver products or raw materials or may withdraw from contractual arrangements. The occurrence of either event could adversely affect Valvoline’s results of operations.
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

Valvoline purchases certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to meet Valvoline’s orders in a timely manner or choose to terminate or otherwise avoid contractual arrangements, Valvoline may not be able to make alternative supply arrangements. For base oils, Valvoline’s suppliers are primarily large oil producers, many of whom operate oil lubricant production and sales businesses as part of their enterprise. There are risks inherent in obtaining important raw materials from actual or potential competitors, including the risk that applicable antitrust laws may be inadequate to mitigate Valvoline’s exposure to these risks. Valvoline purchases substantially all of its lubricant additives from the following four suppliers: Afton Chemical Corporation, Chevron Oronite Company LLC, the Infineum group of companies and Lubrizol Corporation. Because the industry is characterized by a limited number of lubricant additives suppliers, there are a limited number of alternative suppliers with whom Valvoline could transact in the event of a disruption to its existing supply relationships; for example, due to disruptions to its suppliers' operations caused by natural disasters or severe weather conditions. The inability of Valvoline’s suppliers to meet its supply demands could also have a material adverse effect on its business.

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

Valvoline may be unable to execute its growth strategy, and acquisitions, joint ventures, strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact Valvoline’s business and results of operations.

Acquisitions, particularly for Valvoline’s VIOC business, and building strategic alliances for distribution and manufacturing, particularly in international markets, including through joint venture partnerships, product distribution and toll manufacturing arrangements, are important elements of its overall growth strategy. Valvoline expects to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, and to continue to grow its VIOC business organically and through acquisitions. An inability to execute these plans could have a material adverse impact on Valvoline’s financial condition and results of operations. In addition, the process of integrating an acquired company, business, or product may create unforeseen operating difficulties or expenditures. The areas where Valvoline faces risks include:

•
the possible inability to fully execute plans to add stores to Valvoline's VIOC network, due to lack of desirable real estate sites, regulatory or municipal hurdles, a lack of viable acquisition targets, or other factors;

•	diversion of management’s time and attention from operating Valvoline’s business to acquisition integration challenges;

•	failure to successfully grow the acquired business or product lines;

•	inability to implement adequate controls, procedures and policies at the acquired company;

•	integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;

•	transition of operations, users and customers onto Valvoline’s existing platforms;

•	reliance on the expertise of Valvoline’s strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;

•
failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval under competition and antitrust laws which could, among other things, delay or prevent Valvoline from completing a transaction, or otherwise restrict its ability to realize the expected financial or strategic goals of an acquisition;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address economic, currency, political and regulatory risks associated with specific countries;

•	cultural challenges associated with integrating employees from the acquired company into Valvoline’s organization, and retention of employees from the companies that Valvoline acquires;

•	liability for, or reputational harm from, activities of the acquired company before the acquisition or from Valvoline’s strategic partners; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former security holders or other third parties.

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

Valvoline shares in ownership of joint ventures, which may limit its ability to manage third-party risks associated with these projects.

For financial or strategic reasons, Valvoline conducts a portion of its business through joint ventures. In these joint ventures, Valvoline shares influence over the operation of the joint venture and its assets. Therefore, joint ventures may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with Valvoline's business interests or goals, or take actions that are contrary to Valvoline's direction or to applicable laws and regulations. In addition, joint venture partners could take actions binding on the joint venture without Valvoline's consent, or Valvoline may be unable to take action without the concurrence of its joint venture partners. Consequently, actions by the joint venture, co-venturer or other third-party could expose Valvoline to claims for damages, financial penalties and reputational harm, any of which could have an adverse effect on its business and operations. Although joint ventures may generate positive cash flow, in some cases they may be unable or unwilling to distribute that cash to the joint venture partners.

The business model for Valvoline’s VIOC business, including its dependence on franchised oil change centers, presents a number of risks.

VIOC is made up of a nationwide network of both company-owned and franchised stores. Valvoline’s success relies in part on the financial success and cooperation of its franchisees. However, Valvoline has limited influence over their operations. Valvoline’s franchisees manage their businesses independently and are responsible for the day-to-day operations of approximately 66% of VIOC stores as of September 30, 2017. Valvoline’s revenue and income growth from franchised stores are largely dependent on the ability of its franchisees to grow their sales. Valvoline’s franchisees may have limited or no sales growth, and Valvoline’s revenues and margins could be negatively affected as a result. In addition, if sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, VIOC store closures, delayed or reduced payments to Valvoline and reduced growth in the number of VIOC stores.

Valvoline’s success also depends on the willingness and ability of its independent franchisees to implement major initiatives, which may require additional investment by them, and remain aligned with Valvoline on operating, promotional and capital-intensive reinvestment plans. The ability of Valvoline’s franchisees to contribute to the achievement of Valvoline’s overall plans is dependent in large part on the availability of funding to its franchisees at reasonable interest rates and may be negatively impacted by the financial markets in general or the creditworthiness of individual franchisees.

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

Valvoline is the primary supplier of products to all VIOC stores. The growth and performance of Valvoline’s lubricants and other product lines depends in large part on the performance of its VIOC business, potentially amplifying the negative effect of the other risks related to the VIOC business model. Poor performance by VIOC stores would negatively impact revenues and income for other Valvoline reporting segments.
Adverse developments in the global economy or in regional economies and potential disruptions of financial markets could negatively impact Valvoline’s customers and suppliers, and therefore have a negative impact on its results of operations.
A global or regional economic downturn may reduce customer demand or inhibit Valvoline’s ability to produce and sell products. Valvoline’s business and operating results are sensitive to global and regional economic downturns, credit market tightness, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, changes in interest rates, sovereign debt defaults and other challenges, including those related to international sanctions and acts of aggression or threatened aggression that can affect the global economy. With 74% of Valvoline’s sales coming from North America in fiscal 2017, Valvoline is particularly sensitive to the risk of an economic slowdown or downturn in that region. In the event of adverse developments or stagnation in the economy or financial markets, Valvoline’s customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase products and may not be able to fulfill their obligations to Valvoline in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to Valvoline. A weakening or reversal of the global economy or a substantial part of it could negatively impact Valvoline’s business, results of operations, financial condition and ability to grow.
Valvoline uses information technology systems to conduct business, and these systems are at risk from cyber security threats.
Despite steps Valvoline takes to mitigate or eliminate them, cyber-security threats to its systems are increasing and becoming more advanced and breaches could occur as a result of the activity of hackers, employee error or employee misconduct. A breach of Valvoline’s information technology systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data and employee personal information, and could disrupt business operations which could adversely affect Valvoline’s relationships with business partners and harm its brands, reputation and financial results. Valvoline’s customer data may include names, addresses, phone numbers, email addresses and payment account information, among other information. Depending on the nature of the customer data that is compromised, Valvoline may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds for the individuals affected by the incident.
Valvoline may fail to adequately protect its intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
Valvoline relies heavily upon its trademarks, domain names and logos to market its brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. Valvoline also relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect its various intellectual property rights. For example, Valvoline has generally registered and continues to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as appropriate. Effective trademark protection may not be available or may not be sought in every country in which Valvoline’s products are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.

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
In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical pension and other postretirement benefit plans and related liabilities. The funded status of Valvoline's pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Though Valvoline has taken a number of actions in fiscal 2017 to reduce the risk and volatility associated with the most significant of these plans, the U.S. qualified plan, changing market conditions or laws and regulations could require material increases in our expected cash contributions to our pension plans in future years. Specifically, unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Valvoline’s businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funded status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually and as otherwise required through mark to market accounting could result in volatility in Valvoline’s results of operations, which could be material. In addition, Valvoline’s pension and other postretirement benefit plan obligations are currently underfunded, and Valvoline may have to make significant cash payments to some or all of these plans, which would reduce the cash available for its businesses.

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
Business disruptions, including those related to operating hazards inherent in the production of lubricants, natural disasters, severe weather conditions, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breaches, terrorist attacks, armed conflicts, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Valvoline’s operations, as well as the operations of Valvoline’s customers and suppliers, and may adversely impact Valvoline’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Valvoline’s products, make it difficult or impossible for Valvoline to manufacture its products or deliver products and services to its customers or to receive raw materials from suppliers, may lead to increased costs of raw materials, or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Valvoline’s businesses, a catastrophic event at one of Valvoline’s facilities or involving its products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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
Valvoline has incurred, and will continue to incur, costs as a result of environmental, health and safety (“EHS”), and hazardous substances liabilities and related compliance requirements. These costs could adversely impact Valvoline’s cash flow, its results of operations or financial condition.
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
Valvoline has substantial indebtedness and financial obligations. As of November 10, 2017, Valvoline had outstanding indebtedness of approximately $1.1 billion. In addition, Valvoline has a senior secured revolving credit facility with a borrowing capacity of $436 million. While Valvoline does not currently have any borrowings outstanding under the senior secured revolving credit facility, it may incur indebtedness under this arrangement in the future.
Valvoline may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Valvoline's substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

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

In addition, Valvoline may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs. If Valvoline is not able to pay its debts as they become due, it could be in default under the terms of its indebtedness. Valvoline might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities. Valvoline may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if it must sell its assets, it may negatively affect Valvoline’s ability to generate revenues.
If Valvoline is unable to access the capital markets or obtain bank credit, its financial position, growth plans, liquidity and results of operations could be negatively impacted.
Valvoline is dependent on a stable, liquid, and well-functioning financial system to fund its operations and capital investments. In particular, Valvoline may rely on the public and private debt and equity markets to fund portions of its capital investments and the commercial paper market and bank credit facilities to fund seasonal needs for working capital. Valvoline’s access to these markets depends on multiple factors including the condition of the capital markets, Valvoline’s operating performance and credit ratings. If rating agencies lower Valvoline’s credit ratings, it could adversely impact Valvoline’s ability to access the debt markets, its cost of funds and other terms for new debt issuances. Each of the credit rating agencies reviews its rating periodically, and there is no guarantee Valvoline’s current credit rating will remain the same.
Valvoline is subject to payment-related risks for company-owned and franchised VIOC stores.
At company-owned and franchised VIOC stores, Valvoline accepts a variety of payment methods, including credit cards and debit cards. Accordingly, Valvoline is, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs, reduce the ease of use of certain payment methods and expand liability for Valvoline. For certain payment methods, including credit and debit cards, Valvoline pays interchange and other fees, which may increase over time. Valvoline relies on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to Valvoline, or if the cost of using these providers increases, Valvoline’s business could be harmed. Valvoline is also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Valvoline to comply. If Valvoline fails to comply with these rules or requirements, or if its data security systems are breached or compromised, Valvoline may be liable for losses incurred by card issuing banks or consumers, subject to fines and higher transaction fees, lose its ability to accept credit and debit card payments from its customers or process electronic fund transfers or facilitate other types of payments and its brand, business and results of operations could be significantly harmed.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes- Oxley could have a material adverse effect on Valvoline’s business and stock price.
As a public company, Valvoline is subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which, beginning with this Annual Report on Form 10-K, requires annual assessments by Valvoline’s management of the effectiveness of Valvoline’s internal control over financial reporting and annual reports by Valvoline’s independent registered public accounting firm that address the effectiveness of internal control over financial reporting. During the course of annual testing, Valvoline may identify deficiencies or material weaknesses which it may not be able to remediate in time to meet its deadline for compliance with Section 404. Testing and maintaining internal control can divert management’s attention from other matters that are important to the operation of Valvoline’s business. Valvoline may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 or Valvoline’s independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of Valvoline’s internal control over financial reporting. If Valvoline concludes that its internal control over financial reporting is not effective in any annual assessment, Valvoline cannot be certain as to the timing of completion of its evaluation, testing and remedial actions or their effect on its operations. If either Valvoline is unable to conclude that it has effective internal control over financial reporting or its independent auditors are unable to provide it with an unqualified report as required by Section 404 in any annual assessment, then investors could lose confidence in Valvoline’s reported financial information, which could have a negative effect on the trading price of Valvoline's stock.
Risks Related to Valvoline’s Separation from Ashland
The Distribution could result in significant tax liability to Ashland, and in certain circumstances, Valvoline could be required to indemnify Ashland for material taxes pursuant to indemnification obligations under the Tax Matters Agreement.
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

If the Distribution were determined not to qualify for non-recognition of gain and loss, then Ashland would recognize a gain as if it had sold its Valvoline common stock in a taxable transaction in an amount up to the fair market value of the common stock it distributed in the Distribution. In addition, certain reorganization transactions undertaken in connection with the separation and the Distribution could be determined to be taxable, which could result in additional taxable gain. Under certain circumstances set forth in the Tax Matters Agreement, Valvoline could have a substantial indemnification obligation to Ashland with respect to the tax associated with some or all of such gain, which could have a material adverse impact on Valvoline's financial condition.
Valvoline could have an indemnification obligation to Ashland if events or actions subsequent to the Distribution cause the Distribution to be taxable.
If, due to breaches of covenants that Valvoline has agreed to in connection with the Separation Agreement or the Distribution, it were determined that the Distribution did not qualify for non-recognition of gain and loss, Valvoline could be required to indemnify Ashland for the resulting taxes (and reasonable expenses). In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Ashland, but not to its shareholders, if Valvoline or its shareholders were to engage in transactions that result in a 50% or greater change (by vote or value) in the ownership of Valvoline’s stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions. If the Distribution were taxable for U.S. federal income tax purposes to Ashland due to a breach of Valvoline’s covenants or a 50% or greater change in the ownership of Valvoline’s stock during the aforementioned four-year period, Ashland would recognize gain as if it had sold Valvoline common stock in a taxable transaction in an amount up to the fair market value of the stock held by it immediately before the Distribution, and Valvoline generally would be required to indemnify Ashland for the tax on such gain and related expenses, as well as any additional gain in connection with certain reorganization transactions undertaken to effect the separation and the Distribution. Any such obligation could have a material impact on Valvoline’s operations.
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
Valvoline will have joint and several liability with Ashland for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group. In addition, Valvoline has agreed to indemnify Ashland for certain pre-IPO U.S. taxes that arise on audit and are directly attributable to neither the Valvoline business nor Ashland’s specialty ingredients and performance materials businesses (collectively, the “Chemicals business”).
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

The Tax Matters Agreement also requires Valvoline to indemnify Ashland for a portion of certain other taxes arising from the separation allocated to Valvoline generally based on Valvoline’s market capitalization relative to the market capitalization of Ashland at the time of the Distribution.

Valvoline has only been a stand-alone public company since September 2016, and its financial results are not necessarily representative of the results it would have achieved as a stand-alone public company prior to September 2016 and may not be a reliable indicator of its future results.
The historical financial information Valvoline has included in this Annual Report on Form 10-K include certain expenses of Ashland that were allocated to Valvoline as an unincorporated business unit of Ashland for corporate functions, which included treasury, legal, accounting, insurance, information technology, payroll administration, human resources, stock incentive plans and other services. Valvoline believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received during those periods. However, these shared expenses may not represent what Valvoline’s financial position, results of operations or cash flows would have been had it operated autonomously or independently from Ashland during those periods. Actual costs that would have been incurred if Valvoline had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, such as information technology and infrastructure.

In addition, the historical financial information Valvoline has included in this Annual Report on Form 10-K does not reflect what its financial position, results of operations or cash flows would have been had it been a stand-alone entity during the historical periods presented, or what its financial position, results of operations or cash flows will be in the future as an independent entity.

Valvoline’s ability to operate its business effectively may suffer if it is unable to cost-effectively establish its own administrative and other support functions in order to operate as a stand-alone company after the expiration of its shared services and other intercompany agreements with Ashland.

As a business segment of Ashland, Valvoline relied on administrative and other resources of Ashland, including information technology, accounting, finance, human resources and legal, to operate Valvoline’s business. In connection with the IPO, Valvoline entered into various service agreements to retain the ability for specified periods to use these Ashland resources. These services may not be provided at the same level as when Valvoline was a business segment within Ashland, and Valvoline may not be able to obtain the same benefits that it received prior to the IPO. These services may not be sufficient to meet Valvoline’s needs, and after Valvoline’s agreements with Ashland expire (which will generally occur within 24 months following the closing of the IPO), Valvoline may not be able to replace these services at all or obtain these services at prices and on terms as favorable as it currently has with Ashland. Valvoline will need to continue to create its own administrative and other support systems or contract with third parties to replace Ashland’s systems. In addition, Valvoline has received informal support from Ashland which may not be addressed in the agreements it has entered into with Ashland, and the level of this informal support has not been available after the Distribution.

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

Valvoline may not be able to resolve potential conflicts, and even if it does, the resolution may not be favorable. The agreements Valvoline entered into with Ashland may be amended upon agreement between the parties.

Valvoline may have received better terms from unaffiliated third parties than the terms it received in the agreements it entered into with Ashland.

The agreements Valvoline entered into with Ashland in connection with the separation, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Transition Services Agreement, the Reverse Transition Services Agreement, a shared environmental liabilities agreement and certain commercial agreements, were prepared in the context of the separation while Valvoline was still a wholly owned subsidiary of Ashland. Accordingly, during the period in which the terms of those agreements were prepared, Valvoline did not have an independent board of directors or a management team that was independent of Ashland. As a result, Valvoline may have received better terms from negotiations between unaffiliated third parties than the terms of those agreements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Valvoline’s corporate headquarters is located in Lexington, Kentucky. Valvoline owns or leases approximately 40 facilities throughout North America, Europe, Australia, and Asia that comprise over 2 million square feet of blending, packaging, distribution, warehouse, research and development and office space. In addition, Valvoline owns or leases the property associated with 384 quick lubes stores under the VIOC brand throughout the United States. The properties leased by Valvoline have expiration dates ranging from less than one year to more than 25 years (including certain renewal options).

The following table provides a summary of Valvoline’s principal owned and leased facilities:

	Approx. Area
Location	(Sq. Ft.)	Principal Use
Lexington, Kentucky	187,000	Corporate Headquarters and Research & Development
West Chester, Ohio	320,000	Warehouse and Distribution
Dordrecht, Netherlands	150,000	Blending, Packaging & Warehouse
Leetsdale, Pennsylvania	125,000	Warehouse & Distribution
Cincinnati, Ohio	125,000	Blending, Packaging & Warehouse
Santa Fe Springs, California	100,000	Blending, Packaging & Warehouse
Willow Springs, Illinois	95,000	Blending, Packaging & Warehouse
Freedom (Rochester), Pennsylvania	90,000	Blending, Packaging & Warehouse
Deer Park, Texas	87,000	Blending, Packaging & Warehouse
St. Louis, Missouri	78,000	Blending, Packaging & Warehouse
Mississauga, Canada	63,000	Blending, Packaging & Warehouse
Sydney, Australia	60,000	Blending, Packaging & Warehouse
Atlanta, Georgia	60,000	Blending, Packaging & Warehouse

In addition, throughout North America, Valvoline contracts with third parties to provide blending and packaging and warehousing and distribution services. Valvoline believes its physical properties are suitable and adequate for the Company’s business, and none of the property owned by Valvoline is subject to any major known encumbrances. Additional information regarding certain lease obligations may be found in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS
For a description of Valvoline's legal proceedings, refer to Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Valvoline common stock is listed on the NYSE and trades under the symbol “VVV.” Valvoline’s common stock also has trading privileges on NASDAQ. Prior to September 23, 2016, the pricing date of the initial public offering (“IPO”), there was no public market for Valvoline’s common stock. As a result, Valvoline has not provided quarterly information with respect to the high and low prices of its common stock for the first three quarters in the fiscal year ended September 30, 2016. The following table presents the high and low per share prices for Valvoline common stock as reported on the NYSE for each quarter of fiscal 2017 and the fourth quarter of fiscal 2016 following the Company's IPO.

	High	Low
Fiscal 2016
Fourth Quarter	$24.51	$23.00
Fiscal 2017
First Quarter	$23.68	$18.30
Second Quarter	$24.98	$21.00
Third Quarter	$24.84	$21.91
Fourth Quarter	$23.87	$20.99

As of November 10, 2017, there were approximately 11,130 holders of Valvoline common stock.
Dividend Policy
Valvoline paid quarterly cash dividends to the holders of its common stock for the year ended September 30, 2017; cash dividends paid quarterly were $0.049 per share for a total of $0.20 for the year. There were no dividends paid for the year ended September 30, 2016. Refer to Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the dividend activity for the year ended September 30, 2017.

Valvoline expects to continue to pay quarterly cash dividends to the holders of its common stock; however, the declaration and payment of dividends to holders of Valvoline common stock will be at the discretion of the Board in accordance with applicable law after taking into account various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant. In addition, the instruments governing Valvoline’s indebtedness may limit its ability to pay dividends. Therefore, no assurance is given that Valvoline will pay any dividends to its stockholders, or as to the amount of any such dividends if the Board determines to do so.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on a $100 investment in Valvoline common stock, the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Consumer Staples Index for the period from September 30, 2016 (following the IPO) to September 30, 2017. This graph assumes an investment in the Valvoline common stock and each index were $100 on September 30, 2016 and that all dividends were reinvested.

Comparison of cumulative total returns	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017
Valvoline Inc.	$100	$92	$105	$102	$101
S&P Mid Cap 400 Index	$100	$107	$112	$114	$118
S&P Mid Cap 400 Consumer Staples Index	$100	$102	$105	$101	$100

Purchases of Company Common Stock

On April 24, 2017, the Company's Board of Directors approved and authorized a Share Repurchase Program, under which Valvoline may repurchase up to $150 million of the Company's common stock with the authorization through December 31, 2019. Under this program, shares may be repurchased on the open market, through Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs and accelerated share acquisition programs. As of September 30, 2017, $100 million remains available for repurchase under this authorization.

Share repurchase activity during the three months ended September 30, 2017 was as follows:

Issuer Purchases of Equity Securities (a)
Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2017 to July 31, 2017	—	$—	—	$100
August 1, 2017 to August 31, 2017	—	$—	—	$100
September 1, 2017 to September 30, 2017	—	$—	—	$100
Total	—		—	$100

(a) Further information regarding the Company's share repurchases can be found in Note 18 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Valvoline Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information (a)
	For the years ended September 30
(In millions)	2017	2016	2015	2014	2013
Summary of operations
Sales	$2,084	$1,929	$1,967	$2,041	$1,996
Gross profit	$778	$761	$685	$632	$658
Operating income	$532	$431	$323	$264	$381
Net income	$304	$273	$196	$173	$246

Common stock information
Basic earnings per share (b)	$1.49	$1.60	$1.15	$1.02	$1.45
Diluted earnings per share (b)	$1.49	$1.60	$1.15	$1.02	$1.45
Dividends per common share	$0.20	$—	$—	$—	$—

Cash flow information
Cash flows from operating activities	$(130)	$311	$330	$170	$273
Less: Additions to property, plant and equipment	(68)	(66)	(45)	(37)	(41)
Plus: Discretionary contributions to pension plans	394	—	—	—	—
Free cash flow (c)	$196	$245	$285	$133	$232

	As of September 30
(In millions)	2017	2016	2015	2014	2013
Balance sheet information					(unaudited)
Total assets	$1,915	$1,825	$978	$1,083	$1,062
Long-term debt and capital lease obligations (including current portion)	$1,075	$749	$4	$4	$3
Stockholders' (deficit) equity	$(117)	$(330)	$617	$725	$684

	For the years ended September 30
Unaudited (In millions)	2017	2016	2015	2014	2013
Other financial data
Lubricant sales volume (gallons)	179.7	174.5	167.4	162.6	158.4
Company-owned same-store sales growth (d)	7.0%	6.2%	7.5%	4.5%	1.9%
Franchisee same-store sales growth (d)(e)	7.5%	8.0%	7.8%	5.5%	2.2%
EBITDA (f)	$574	$468	$335	$301	$416
Adjusted EBITDA (f)	$517	$457	$421	$368	$342

(a)
During the periods presented, Valvoline experienced certain changes in the composition of its assets and liabilities affecting the comparability of financial information between years. These changes include, but are not limited to, the transfer of assets and liabilities from Ashland in 2016, separation from Ashland in 2017, an IPO in 2016, establishing a stand-alone capital structure in 2016, and the impact of immediately recognizing actuarial gains and losses for defined benefit pension and other postretirement benefit plan remeasurements. During the five years ended September 30 presented above, Valvoline recognized a remeasurement gain of $68 million in 2017, a gain of $18 million in 2016, a loss of $46 million in 2015, a loss of $61 million in 2014, and a gain of $74 million in 2013.

(b)
The Company corrected an immaterial error in the net earnings per share (“EPS”) calculations for periods prior to and including September 30, 2016, and the amounts included in the table above reflect the revised EPS calculations for the prior year periods. EPS was originally reported based on a weighted average common shares outstanding of 204.5 million, which reflected both the 170 million shares issued to Ashland in the reorganization as well as the 34.5 million shares issued in the IPO on September 28, 2016. EPS for the periods prior to and including September 30, 2016 have been revised based on an adjusted weighted average common shares outstanding amount that includes the IPO shares only for the period they were outstanding. The impact of this change resulted in an increase in previously reported EPS of $0.27, $0.19, $0.18, and $0.25 for the years ended September 30, 2016, 2015, 2014, and 2013, respectively. Refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information.

(c)
In addition to cash flows from operating activities determined in accordance with U.S. GAAP, Valvoline uses free cash flow as a non-GAAP metric of cash flow generation. By deducting capital expenditures from operating cash flows and adding discretionary contributions to pension plans, the Company is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs, and includes the pension and other postretirement plan remeasurement losses and gains. The amount of mandatory versus discretionary expenditures can vary significantly between periods. Valvoline’s results of operations are presented based on its management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, its financial results and free cash flow are not necessarily comparable with similar information for other comparable companies. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, or more meaningful than, cash flows provided by operating activities as determined in accordance with U.S. GAAP. In evaluating free cash flow, be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating free cash flow. Valvoline’s presentation of free cash flow should not be construed as a basis to infer that its future results will be unaffected by unusual or nonrecurring items. Because of these limitations, one should rely primarily on cash flows provided by operating activities as determined in accordance with U.S. GAAP and use free cash flow only as a supplement.

(d)	Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

(e)	Valvoline franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

(f)
In addition to net income determined in accordance with U.S. GAAP, Valvoline evaluates operating performance using certain non-GAAP measures including EBITDA, which Valvoline defines as net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization, and Adjusted EBITDA, which Valvoline defines as EBITDA adjusted for losses (gains) on pension and other postretirement plans remeasurements, impairment of equity investment, and other items, which can include costs related to the separation from Ashland, impact of significant acquisitions or divestitures, restructuring costs, or other income/costs related to corporate or non-operational matters not directly attributable to the underlying business. Valvoline believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of its business by presenting comparable financial results between periods. The non-GAAP information provided is used by management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA provide a supplemental presentation of Valvoline’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities.

The consolidated financial statements include actuarial gains and losses for defined benefit pension and other postretirement benefit plans recognized annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, such as the life expectancy of plan participants. Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses. Though classified in operating income, management believes these actuarial gains and losses are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the operations of the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees.

EBITDA and Adjusted EBITDA each have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income as determined in accordance with U.S. GAAP. Because of these limitations, one should rely primarily on net income as determined in accordance with U.S. GAAP and use EBITDA and Adjusted EBITDA only as supplements. In evaluating EBITDA and Adjusted EBITDA, one should be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating EBITDA and Adjusted EBITDA. Valvoline’s presentation of EBITDA and Adjusted EBITDA should not be construed as a basis to infer that future results will be unaffected by unusual or nonrecurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the years ended September 30
(In millions)	2017	2016	2015	2014	2013
Net income	$304	$273	$196	$173	$246
Income tax expense	186	148	101	91	135
Net interest and other financing expense	42	9	—	—	—
Depreciation and amortization	42	38	38	37	35
EBITDA	574	468	335	301	416
Separation costs	32	6	—	—	—
Adjustment associated with Ashland tax indemnity	(16)	—	—	—	—
Change in estimate - insurance reserves	(5)	—	—	—	—
(Gain) loss on pension and other postretirement plan remeasurements	(68)	(18)	46	61	(74)
Net loss on acquisition and divestiture	—	1	26	—	—
Impairment of equity investment	—	—	14	—	—
Restructuring	—	—	—	6	—
Adjusted EBITDA	$517	$457	$421	$368	$342

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
BUSINESS OVERVIEW

Valvoline is a worldwide producer, marketer and supplier of engine and automotive maintenance products and services. In the United States and Canada, Valvoline's products and services are sold to retailers with over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,127 Valvoline branded franchised and company-owned stores. Valvoline also has a strong international presence with products sold in approximately 140 countries. Valvoline serves its customer base through an extensive sales force and technical support organization, allowing Valvoline to leverage its technology portfolio and customer relationships globally, while meeting customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.
Valvoline is one of the most recognized and respected premium consumer brands in the global automotive lubricant industry, known for high quality products and superior levels of service. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful name recognition across multiple product and service channels. Valvoline also has a history of leading innovation with revolutionary products such as All Climate™, DuraBlend™, and MaxLife™. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Valvoline’s premium branded product offerings enhance its high quality reputation and provide customers with solutions that address a wide variety of needs.
Valvoline's fiscal year ends on September 30 of each year, and Valvoline has three reportable segments: Core North America, Quick Lubes, and International, with certain corporate and non-operational items included in Unallocated and Other to reconcile to consolidated results. Refer to Item 1 included in Part I of this Annual Report on Form 10-K for a description of Valvoline's reportable segments.
2017 OVERVIEW

Separation from Ashland

On May 12, 2017, Ashland completed the distribution of 170 million shares of common stock of Valvoline to Ashland stockholders (the “Distribution”) through a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. Based on the shares of Ashland common stock outstanding as of May 5, 2017, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the Distribution, marking the completion of Valvoline's separation from Ashland. Effective upon the Distribution, Ashland no longer owned any shares of Valvoline common stock, and Valvoline was no longer a controlled and consolidated subsidiary of Ashland.

Valvoline incurred certain costs related to the separation from Ashland, which are recorded within Separation costs in the Consolidated Statements of Comprehensive Income included in Item 8 of Part II of this Annual Report on Form 10-K. During the years ended September 30, 2017 and 2016, Valvoline recognized separation costs of $32 million and $6 million, respectively, which were primarily related to nonrecurring expenses, including legal, consulting, accounting, and other professional fees, including a success fee related to completing the Distribution, as well as employee costs and expenses to separate information technology platforms. Valvoline expects to incur nominal costs related to the separation from Ashland in fiscal 2018.

Quick Lubes Acquisitions

During the year ended September 30, 2017, Valvoline acquired 43 company-owned stores within the Quick Lubes reportable segment, including 28 stores related to the acquisition of the business assets from Time-It Lube LLC and Time-It Lube of Texas, LP (“Time-It Lube”) in the second fiscal quarter of 2017. Refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on the acquisitions completed during fiscal 2017.

Pension De-Risking Actions

During the fourth fiscal quarter of 2017, the Company took a number of actions to reduce the risk and volatility associated with the U.S. qualified pension plan that was transferred from Ashland to Valvoline in fiscal 2016 prior to Valvoline's IPO.

•
Valvoline made a discretionary contribution of $394 million to the U.S. qualified pension plan funded by the net proceeds from the issuance of 4.375% senior unsecured notes due 2025 (the “2025 Notes”) with an aggregate principal amount of $400 million as described further in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

•
In addition, Valvoline purchased a non-participating annuity contract using plan assets for an insurer to pay and administer future pension benefits for approximately 6,000 participants within the qualified U.S. pension plan. As a result, Valvoline transferred $585 million of pension benefit obligations in exchange for a similar amount of plan assets.

•
Finally, given the impact these actions had on the funded status of the U.S. qualified pension plan, the Company also shifted its target asset allocation toward more fixed income securities to better match asset duration to that of the pension plan liabilities.

These actions have been leverage neutral to the Company and as a result of improved funded status, management does not expect significant required cash contributions to the U.S. qualified pension plan for several years and expects administrative costs to be reduced. These actions resulted in meaningful cash tax savings due to the Company's ability to reduce U.S. taxable income for these contributions. These significant cash tax savings will continue in future periods as the Company utilizes the net operating loss carryforward in 2017 to offset future U.S. taxable income generated from operations. At the end of fiscal 2017, total pension benefit and other postretirement obligations were $2.4 billion compared to $3.2 billion at the end of fiscal 2016 and total funded status improved to 85% in 2017 from 72% in 2016. For further information regarding these actions and the Company's pension and other postretirement obligations, refer to Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

BUSINESS STRATEGY

Valvoline’s key business and growth strategies include:

•
growing and strengthening Valvoline’s quick lube network through organic store expansion, opportunistic, high-quality acquisitions in both core and new markets within the VIOC system and strong sales efforts to partner with new Express Care operators, in addition to continued same-store sales growth and profitability within Valvoline’s existing VIOC system stores by attracting new customers and increasing customer satisfaction, customer loyalty and average transaction size;

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
Use of Non-GAAP Measures
Valvoline has included within this document several non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as measures of operating performance or cash flows. The following are the non-GAAP measures management has included and how management defines them:

•	EBITDA, which management defines as net income, plus income tax expense/benefit, net interest and other financing expenses, and depreciation and amortization;

•	EBITDA margin, which management defines as EBITDA divided by sales;

•
Adjusted EBITDA, which management defines as EBITDA adjusted for losses/gains on pension and other postretirement plan remeasurements, impairment of equity investment, and other items (which can include costs related to the separation from Ashland, impact of significant acquisitions or divestitures, restructuring costs, or other non-operational income/costs not directly attributable to the underlying business);

•	Adjusted EBITDA margin, which management defines as Adjusted EBITDA divided by sales; and

•	Free cash flow, which management defines as operating cash flows less capital expenditures and certain other adjustments as applicable.
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

Adjusted EBITDA generally includes adjustments for unusual, non-operational or restructuring-related activities. Valvoline’s consolidated financial statements include actuarial gains and losses for defined benefit pension and other postretirement benefit plans recognized annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, such as the life expectancy of plan participants. Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance, which includes the expected return on pension plan assets and excludes both the actual return on pension plan assets and the impact of actuarial gains and losses. Though classified in operating income, management believes these actuarial gains and losses are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business and that do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees and retirees. For further information on the actuarial assumptions and plan assets referenced above, see “Critical Accounting Policies-Employee benefit obligations” within this Item 7 and Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Management uses free cash flow as an additional non-GAAP metric of cash flow generation. By deducting capital expenditures and adding discretionary contributions to pension plans, management is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs and mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.
Valvoline’s results of operations are presented based on Valvoline’s management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, Valvoline’s financial results, EBITDA, Adjusted EBITDA and free cash flow are not necessarily comparable with similar information for other comparable companies. EBITDA, Adjusted EBITDA and free cash flow each have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income and cash flows from operating activities as determined in accordance with U.S. GAAP. Because of these limitations, you should rely primarily on net income and cash flows from operating activities as determined in accordance with U.S. GAAP and use EBITDA, Adjusted EBITDA, and free cash flow only as supplements. In evaluating EBITDA, Adjusted EBITDA, and free cash flow, you should be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating EBITDA, Adjusted EBITDA, and free cash flow. Valvoline’s presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as a basis to infer that Valvoline’s future results will be unaffected by unusual or nonrecurring items.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three annual periods presented.

	For the years ended September 30
(In millions)	2017	2016	2015
Net income	$304	$273	$196
Income tax expense	186	148	101
Net interest and other financing expense	42	9	—
Depreciation and amortization	42	38	38
EBITDA	574	468	335
Separation costs	32	6	—
Adjustment associated with Ashland tax indemnity	(16)	—	—
Change in estimate - insurance reserves	(5)	—	—
(Gain) loss on pension and other postretirement plan remeasurements	(68)	(18)	46
Net loss on acquisition and divestiture	—	1	26
Impairment of equity investment	—	—	14
Adjusted EBITDA (a)	$517	$457	$421

(a)
Includes recurring net periodic pension and other postretirement cost/income, which consists of service cost, interest cost, expected return on plan assets and amortization of prior service credit. Fiscal 2017 included income of $68 million, fiscal 2016 included income of $7 million, and the impact in fiscal 2015 was less than $1 million. Net periodic pension and other postretirement income is disclosed in further detail in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

EBITDA and Adjusted EBITDA

The increase in Adjusted EBITDA of $60 million in 2017 was primarily due to an increase in pension and other postretirement non-service income of $53 million in 2017, solid performance by the reportable segments led by Quick Lubes, and offset by investments in the Company's stand-alone public company infrastructure. The increase in Adjusted EBITDA of $36 million from 2015 to 2016 is primarily attributed to strong performance of the reportable segments, notably the mix and volume gains in Core North America and Quick Lubes as well as improved raw materials cost, partially offset by International primarily due to the negative impact of foreign currency exchange.

RESULTS OF OPERATIONS

Consolidated Review

A comparative analysis of the Consolidated Statements of Comprehensive Income by caption is provided as follows for the years ended September 30, 2017, 2016 and 2015.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Sales	$2,084	$1,929	$1,967	$155	$(38)

The following table provides a reconciliation of the change in sales between fiscal years 2017 and 2016 and between fiscal years 2016 and 2015.

	2017 Change	2016 Change
(In millions)
Pricing	$37	$(94)
Volume	57	68
Product mix	29	29
Currency exchange	2	(31)
Divestiture and acquisition, net	30	(10)
Change in sales	$155	$(38)

 2017 compared to 2016
Sales increased $155 million, or 8%, to $2,084 million in 2017. The primary drivers of this increase were higher volume levels and higher product pricing, which increased sales by $57 million, or 3% and $37 million, or 2%, respectively. Favorable changes in product mix with increases in the percentage of sales for premium lubricants in Core North America and Quick Lubes and favorable foreign currency exchange increased sales by $29 million, or 2%, and $2 million, respectively. During 2017, lubricant gallons sold increased 3% to 179.7 million. Acquisitions within the Quick Lubes reportable segment increased sales by $30 million, or 2% during 2017.
2016 compared to 2015
Sales decreased $38 million, or 2%, to $1,929 million in 2016. Lower product pricing and unfavorable foreign currency exchange decreased sales by $94 million, or 5%, and $31 million, or 2%, respectively. Unfavorable foreign currency exchange was due to the U.S. dollar strengthening compared to various foreign currencies, primarily the Australian dollar, Euro and the Chinese Yuan. Higher volume levels and changes in product mix increased sales by approximately $68 million, or 3%, and approximately $29 million, respectively. During 2016, lubricant gallons sold increased 4% to 174.5 million. The net $10 million decrease due to divestitures and acquisitions is due to the divestiture of car care products within the Core North America reportable segment during fiscal 2015 which decreased sales by $45 million in 2016, net of increased sales of $35 million during 2016 from acquisitions within the Quick Lubes reportable segment.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Cost of sales	$1,306	$1,168	$1,282	$138	$(114)
Gross profit as a percent of sales	37.3%	39.5%	34.8%

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2017 and 2016 and between fiscal years 2016 and 2015.

	2017 Change	2016 Change
(In millions)
Product cost	$54	$(114)
Volume and product mix	50	65
Divestiture and acquisition, net	24	(14)
Pension benefit plans income (including remeasurements)	9	(28)
Currency exchange	1	(23)
Change in cost of sales	$138	$(114)

2017 compared to 2016

Cost of sales increased $138 million during 2017 compared to 2016. Higher raw material costs increased cost of sales by $54 million primarily due to base oil prices increases in 2017. Changes in volume and product mix combined to increase cost of sales by $50 million. Additional sales generated by acquisitions of Quick Lubes locations increased cost of sales by $24 million. In addition, during 2017, cost of sales increased compared to 2016 due to a $9 million decrease in income related to the Company's pension benefit plans. Due to the freeze of U.S. pension benefits effective September 30, 2016, the only significant pension costs that are included in Cost of sales beginning in fiscal 2017 include the ongoing service costs and remeasurement adjustments related to certain international pension benefits. As a result, service costs in Cost of sales decreased $3 million year over year, and non-service income and remeasurement gains in Cost of sales decreased by $12 million. As a result of these matters, gross profit as a percent of sales declined driven largely by higher raw materials costs during 2017 as compared to 2016.

2016 compared to 2015

Cost of sales decreased $114 million during 2016 compared to 2015. Lower raw material costs decreased cost of sales by $114 million primarily due to declining base oil prices in 2016. Favorable foreign currency exchange decreased cost of sales by $23 million, while changes in volume and product mix combined to increase cost of sales by $65 million. The divestiture of car care products during fiscal 2015 decreased cost of sales by $38 million in 2016 and was partially offset by increased cost of sales of $24 million from the acquisition of OCH International Inc. (“Oil Can Henry’s”) during 2016. During 2016, cost of sales decreased compared to 2015 due to increased income of $28 million primarily related to pension and other postretirement benefit plan remeasurements. Gross profit as a percent of sales increased due to lower cost of sales driven largely by lower raw material costs during 2016 as compared to 2015.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Selling, general and administrative expense	$375	$365	$348	$10	$17
Pension and other postretirement plan non-service income and remeasurement adjustments, net	(136)	(22)	22	(114)	(44)
Separation costs	32	6	—	26	6
Total operating expense	$271	$349	$370	$(78)	$(21)
As a percent of sales	13.0%	18.1%	18.8%

2017 compared to 2016

Total operating expense decreased $78 million, or 22%, during 2017 as compared to 2016. Key drivers of this decrease were:

•
a decrease of $114 million related to pension and other postretirement plan non-service income and remeasurement adjustments. Specifically, during 2017, remeasurement gains of $66 million were recognized along with pension and other postretirement plan non-service income of $70 million. This compared to remeasurement gains of $11 million and non-service income of $11 million in 2016;

•
a $16 million benefit for a reduction in amounts due to Ashland under the Tax Matters Agreement as a result of Ashland's utilization of Valvoline tax attributes in the Ashland group income tax returns; and

•	a $5 million benefit related to a change in estimate for insurance reserves.

These decreases were partially offset by increased separation costs of $26 million and approximately $3 million in costs from acquisitions. Additionally, overall spend compared to the prior year increased primarily as a result of establishing Valvoline as a stand-alone public company. The spend for people and professional assistance necessary to operate independently more than offset a decrease in allocated corporate costs from the Company's former parent.
2016 compared to 2015
Operating expense decreased $21 million, or 6%, during 2016 as compared to 2015. Key drivers of this decrease were:

•
a decrease of $44 million related to the pension and other postretirement costs. Specifically, during 2016, remeasurement gains of $11 million were recognized along with pension and other postretirement plan non-service income of $11 million. This compared to remeasurement losses of $28 million and non-service income of $6 million in 2015;

•	a decrease in spending of $6 million due to the divestiture of car care products; and

•	a decrease of $5 million due to favorable currency exchange impacts.
These decreases were partially offset by the following significant increases:

•	separation costs of $6 million;

•	increased labor-related costs of $6 million related to the Company's investments in its infrastructure and teams;

•	increased spend of $4 million related to operating costs associated with the acquisition of Oil Can Henry’s;

•	increased consultant and technology cost of $4 million attributable to the Company's digital initiatives;

•	increased advertising and sales promotion expenses of $4 million;

•	increased research and development costs of $2 million; and

•	increased bad debt related expense of $2 million.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Equity and other income
Equity income (loss)	$12	$12	$(2)	$—	$14
Other income	13	7	10	6	(3)
	$25	$19	$8	$6	$11

2017 compared to 2016

Equity and other income increased by $6 million during 2017 compared to 2016. Equity income was flat compared to 2016, while other income increased by $6 million primarily due to an increase in income generated by research and development testing and royalties from the Company's investments in joint ventures, which had increased volumes and revenues.

2016 compared to 2015

Equity income (loss) increased by $14 million during 2016 compared to 2015, primarily due to the $14 million impairment of a joint venture equity investment within Venezuela in 2015. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. Other income decreased by $3 million primarily due to a decrease in income due to divestitures and unfavorable currency impacts.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Net interest and other financing expense	$42	$9	$—	$33	$9

2017 compared to 2016

Net interest and other financing expense increased by $33 million during 2017 compared to 2016. This increase was largely driven by the timing of Valvoline's debt structure that was put into place in the fourth fiscal quarter of 2016, which included the term loan borrowing and issuance of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million (“2024 Notes”), that drove higher year over year interest costs. In addition, there was an increase in interest associated with higher outstanding debt in 2017 primarily related to $75 million in new borrowings on the accounts receivable securitization facility entered into in the first fiscal quarter of 2017 and the 2025 Notes issuance in the aggregate principal amount of $400 million senior unsecured notes in the fourth fiscal quarter of 2017.

2016 compared to 2015

Net interest and other financing expense increased by $9 million during 2016 compared to 2015 due to Valvoline's debt structure that was put into place in the fourth fiscal quarter of 2016, including the issuance of the 2024 Notes and term loan borrowing. There was no outstanding debt in 2015.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Net loss on acquisition and divestiture	$—	$1	$26	$(1)	$(25)

The loss on acquisition and divestiture in 2016 represents costs to complete the acquisition of Oil Can Henry's while the 2015 amount represents the loss on the disposition of car care products. This loss was a result of the book value exceeding the sales price of the assets sold. There was no loss on acquisition and divestiture for 2017.

(In millions)	2017	2016	2015	2017 Change	2016 Change
Income tax expense	$186	$148	$101	$38	$47
Effective tax rate	38.0%	35.2%	34.0%
The effective tax rates in each year are generally in line with the U.S. statutory rate. The increase in the 2017 and 2016 effective tax rates is partially due to the increase in income from pension and other postretirement benefits that generated significant income amounts in higher tax rate jurisdictions. Additionally, in fiscal 2017, the effective tax rate was impacted by income tax expense resulting from the Tax Matters Agreement activity with Ashland, certain non-deductible separation costs, and the partial loss of certain tax deductions as a result of the $394 million voluntary contribution to the U.S. qualified pension plan, partially offset by a benefit from a state valuation allowance release. During fiscal years 2017, 2016 and 2015, the effective tax rate was impacted favorably by the lower tax rate on foreign earnings and net favorable permanent items. These favorable items are offset by the unfavorable impact of state taxes, and these adjustments net to an immaterial overall impact to the effective tax rate for each year.

Reportable Segment Review
Valvoline’s business is managed within three reportable segments: Core North America, Quick Lubes and International. Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline allocates all costs to its reportable segments except for certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefit costs is allocated to each reportable segment on a ratable basis, while the remaining non-service and remeasurement components of pension and other postretirement benefits costs are recorded to Unallocated and other. Valvoline refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Revisions to Valvoline’s methodologies that are insignificant are applied on a prospective basis.
The EBITDA and Adjusted EBITDA amounts presented within this section are provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for each reportable segment. Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include adjustments for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA divided by sales). Valvoline does not generally allocate items to each reportable segment below operating income, such as interest expense and income taxes. As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Consolidated Statements of Comprehensive Income caption.

The following table shows sales, operating income and statistical operating information by reportable segment for the years ended September 30, 2017, 2016 and 2015.

	For the years ended September 30
(In millions)	2017	2016	2015
Sales
Core North America	$1,004	$979	$1,061
Quick Lubes	541	457	394
International	539	493	512
	$2,084	$1,929	$1,967

Operating income (loss)
Core North America	$199	$212	$200
Quick Lubes	130	117	95
International	76	74	65
Total operating segments	405	403	360
Unallocated and other	127	28	(37)
	$532	$431	$323

Depreciation and amortization
Core North America	$15	$16	$17
Quick Lubes	22	17	16
International	5	5	5
	$42	$38	$38

Operating information
Core North America
Lubricant sales gallons	99.4	101.2	99.9
Premium lubricants (percent of U.S. branded volumes)	45.8%	41.4%	36.6%
Gross profit as a percent of sales (a)	39.5%	41.2%	36.6%
Quick Lubes
Lubricant sales gallons	22.5	20.2	17.4
Premium lubricants (percent of U.S. branded volumes)	59.9%	57.1%	54.5%
Gross profit as a percent of sales (a)	40.3%	41.6%	39.8%
International
Lubricant sales gallons (b)	57.8	53.1	50.1
Lubricant sales gallons, including unconsolidated joint ventures	94.7	85.3	80.1
Premium lubricants (percent of lubricant volumes)	27.6%	29.0%	30.9%
Gross profit as a percent of sales (a)	29.8%	31.4%	30.2%

(a)	Gross profit is defined as sales, less cost of sales.

(b)	Excludes volumes from unconsolidated joint ventures.

Core North America
2017 compared to 2016
Core North America sales increased $25 million, or 3%, to $1,004 million in 2017. Higher product pricing and favorable changes in product mix increased sales by $21 million, or 2%, and $20 million, or 2%, respectively. Lower volume levels decreased sales by $16 million, or 2%.

Gross profit decreased $6 million during 2017 compared to 2016. Higher raw material costs, partially offset by higher product pricing and decreased gross profit by $14 million, while changes in volume and product mix combined for a net increase in gross profit by $8 million. Gross profit as a percent of sales (or gross profit margin) during the year decreased 1.7 percentage points to 39.5% driven largely by higher raw materials costs during 2017 as compared to 2016.

Selling, general and administrative expense increased $7 million during the current period, primarily as a result of $2 million of increased employee costs, and an $8 million increase of shared expenses partially due to stand-alone public company costs, net of a $3 million decrease in bad debts.

Operating income totaled $199 million in the current period as compared to $212 million in the prior year period. EBITDA decreased $14 million to $214 million in 2017. EBITDA margin decreased 2.0 percentage points to 21.3% in 2017.

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

	For the years ended September 30
(In millions)	2017	2016	2015
Operating income	$199	$212	$200
Depreciation and amortization	15	16	17
EBITDA	$214	$228	$217
Quick Lubes
2017 compared to 2016
Quick Lubes sales increased $84 million, or 18%, to $541 million during 2017. Volume increased sales by $29 million as lubricant sales gallons increased to 22.5 million gallons during 2017. Acquisitions increased sales by $30 million and favorable product pricing increased sales by approximately $17 million. Favorable changes in product mix increased sales $8 million.
Gross profit increased $28 million during 2017 compared to 2016. Increases in volumes and higher premium product mix combined to increase gross profit by approximately $15 million. Favorable product pricing, partially offset by increased raw material costs, increased gross profit by $7 million, while acquisitions increased gross profit by $6 million. Gross profit margin during the current year decreased 1.3 percentage points to 40.3% driven largely by higher raw materials costs.

Selling, general and administrative expense increased $15 million during 2017. The increase was primarily a result of a $4 million increase in advertising and sales promotion costs, a $3 million increase in operating costs as a result of acquisitions, and an $8 million increase in shared expenses partially due to stand-alone public company costs. Equity and other income was essentially flat in 2017 compared to 2016.
Operating income totaled $130 million in 2017 as compared to $117 million in 2016. EBITDA increased $18 million to $152 million in 2016. EBITDA margin decreased 1.2 percentage points to 28.1% in 2017.

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
Operating income totaled $117 million in 2016 as compared to $95 million in 2015. EBITDA increased $23 million to $134 million in 2016. EBITDA margin increased 1.1 percentage points in to 29.3% in 2016.

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

	Company-owned
	For the years ended September 30
	2017	2016	2015
Beginning of period	342	279	272
Opened	3	3	1
Acquired	29	52	3
Conversions between company-owned and franchise	14	9	3
Closed	(4)	(1)	—
End of period	384	342	279

	Franchise*
	For the years ended September 30
	2017	2016	2015
Beginning of period	726	663	650
Opened	38	33	28
Acquired	—	42	—
Conversions between company-owned and franchise	(14)	(9)	(3)
Closed	(7)	(3)	(12)
End of period	743	726	663

Total VIOC Stores	1,127	1,068	942

The year over year change from 2017 to 2016 is primarily driven by the acquisition of business assets from Time-It Lube in the second quarter of 2017, which added 28 company-owned locations and other smaller acquisitions during 2017, including conversions from franchises that added 15 company-owned locations.

	For the years ended September 30
	2017	2016	2015
Same-Store Sales Growth** - Company-owned	7.0%	6.2%	7.5%
Same-Store Sales Growth** - Franchisee*	7.5%	8.0%	7.8%
Same-Store Sales Growth** - Combined*	7.4%	7.5%	7.7%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of Quick Lubes. There were no unusual or key items that affected comparability for Adjusted EBITDA for all periods presented herein.

	For the years ended September 30
(In millions)	2017	2016	2015
Operating income	$130	$117	$95
Depreciation and amortization	22	17	16
EBITDA	$152	$134	$111

International

2017 compared to 2016

International sales increased $46 million, or 9%, to $539 million in 2017. Higher volume levels and changes in product mix combined to increase sales by a net $45 million, or 9%. Favorable foreign currency exchange increased sales by $2 million, while unfavorable product pricing decreased sales by $1 million due to pricing increases being put into place in the latter part of 2017.

Gross profit increased $6 million in 2017 compared to 2016. Increases in volumes and unfavorable changes in product mix combined to increase gross profit by $14 million. Favorable foreign currency exchange increased gross profit by $1 million, while higher product costs resulted in a $9 million decrease in gross profit. Gross profit margin during 2017 decreased 1.6 percentage points to 29.8% largely driven by higher raw materials costs, coupled with the timing of price increases and unfavorable changes in product mix.

Selling, general and administrative expense increased $7 million during the year, primarily as a result of $2 million of employee costs, $2 million of legal reserves and expenses related to the settlement of historical tax matters, $1 million related to foreign currency exchange and a $2 million increase in shared expenses partially due to stand-alone public company costs. Equity and other income increased $3 million compared to 2016 primarily as a result of increased royalty income from joint ventures during 2017.
Operating income totaled $76 million in 2017 as compared to $74 million in the prior year. EBITDA increased $2 million in 2017 to $81 million. EBITDA margin decreased 1.0 percentage points to 15.0% in the current year.
2016 compared to 2015
International sales decreased $19 million, or 4%, to $493 million in 2016. Unfavorable foreign currency exchange, primarily with the Yuan and Australian dollar, decreased sales by $28 million, or 5%. Higher volume levels increased sales by $27 million, or 5%. Lower product pricing decreased sales by $18 million.

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

Selling, general and administrative expense increased $2 million during the current period, primarily as a result of $1 million of salaries expense, $1 million of advertising and sales promotion costs, and $1 million of cost savings from resource costs allocated from Valvoline’s parent company. Equity and other income (loss) increased $11 million compared to 2015 primarily as a result of the $14 million impairment of the Venezuelan equity method investment in 2015. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements.
Operating income totaled $74 million in 2016 as compared to $65 million in the prior year. EBITDA increased $9 million in 2016 to $79 million. Adjusted EBITDA decreased $5 million and Adjusted EBITDA margin decreased 0.4 percentage points to 16.0% in the current year.

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

	For the years ended September 30
(In millions)	2017	2016	2015
Operating income	$76	$74	$65
Depreciation and amortization	5	5	5
EBITDA	81	79	70
Impairment of equity investment	—	—	14
Adjusted EBITDA	$81	$79	$84
Unallocated and Other
Unallocated and other generally includes items such as components of pension and other postretirement benefit plan expenses (excluding service costs, which are allocated to the reportable segments), certain corporate and other non-operational matters, such as company-wide restructuring activities and legacy costs, including those associated with the separation from Ashland.

The following table summarizes the key components of the Unallocated and other segment’s operating income (expense) for the fiscal years ended September 30, 2017, 2016, and 2015.

	For the years ended September 30
(In millions)	2017	2016	2015
Gain (loss) on pension and other postretirement plan remeasurements	$68	$18	$(46)
Non-service pension and other postretirement net periodic income (a)	70	17	9
Separation costs	(32)	(6)	—
Adjustment associated with Ashland tax indemnity	16	—	—
Change in estimate - insurance reserves	5	—	—
Other	—	(1)	—
Total income (expense)	$127	$28	$(37)

(a)	Amounts exclude service costs of $2 million during 2017, $10 million during 2016 and $9 million during 2015, which are allocated to Valvoline’s reportable segments.
 Fiscal years ended September 30, 2017, 2016, and 2015

Unallocated and other recorded income of $127 million for 2017 and income of $28 million for 2016 compared to expense of $37 million for 2015. Unallocated and other includes pension and other postretirement non-service cost certain other corporate or non-operational costs that have not been allocated to the reportable segments.

In connection with Valvoline’s separation from Ashland, the Company assumed pension and other postretirement benefit obligations and plan assets, of which a substantial portion relates to the U.S. pension and other postretirement plans. Before the transfer, these plans were accounted for by Valvoline as multiemployer plans. In 2015, Valvoline received an allocation of the cost for these benefits based on Valvoline employees’ relative participation in the plans. However, as the responsibility for several of Ashland’s pension and other postretirement plans transferred to Valvoline during 2016, the full amount of any costs or gains related to the transferred plans has been reflected within the Valvoline consolidated financial statements for the month of September 2016 and the year ended September 30, 2017. These pension and other postretirement plan costs include interest cost, expected return on assets and amortization of prior service credit, which resulted in income of $70 million during 2017, $17 million during 2016 and $9 million during 2015. Unallocated and other also includes gains and losses on pension and other postretirement plan remeasurements, which resulted in a gain of $68 million in 2017, a gain of $18 million in 2016 and a loss of $46 million in 2015. Fluctuations in these amounts from year to year result primarily from changes in the discount rate but are also partially affected by differences between the expected and actual return on plan assets during each year as well as other changes in other actuarial assumptions such as changes in demographic data or mortality assumptions.

In 2017, Unallocated and other also includes $32 million of separation costs, $16 million of income related to adjustments associated with the Ashland tax indemnity and $5 million of income from the release of previously-estimated insurance reserves. In 2016, Unallocated and other included $6 million of separation costs in 2016 and $1 million of other legacy costs allocated from Ashland to Valvoline.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of Unallocated and other. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Valvoline’s operations, which exclude certain key items.

	For the years ended September 30
(In millions)	2017	2016	2015
Operating income	$127	$28	$(37)
Depreciation and amortization	—	—	—
Net loss on acquisition and divestiture	—	(1)	(26)
EBITDA	127	27	(63)
(Gain) loss on pension and other postretirement plan remeasurements	(68)	(18)	46
Separation costs	32	6	—
Adjustment associated with Ashland tax indemnity	(16)	—	—
Change in estimate - insurance reserves	(5)	—	—
Net loss on acquisition and divestiture	—	1	26
Adjusted EBITDA	$70	$16	$9

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Overview

In periods prior to Valvoline's IPO, the primary source of liquidity for Valvoline’s business was the cash flow provided by operations, which was transferred to Ashland to support its overall centralized cash management strategy. Transfers of cash to and from Ashland’s cash management system have been reflected in Ashland's net investment in the historical Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity (Deficit). In connection with Valvoline’s reorganization and initial separation from Ashland's other businesses in fiscal 2016, the Company received $60 million in cash from Ashland. Since its IPO, Valvoline maintains its own cash management and financing functions for its operations.
Operating activities
The cash generated during each period is primarily driven by net earnings, adjusted for certain non-cash items such as depreciation and amortization and remeasurement adjustments to the pension and other postretirement plans, as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and other accrued expenses. Valvoline continues to emphasize working capital management as a high priority and focus.

The following table sets forth the cash flows associated with Valvoline’s operating activities:

	For the years ended September 30
(In millions)	2017	2016	2015
Cash flows from operating activities
Net income	$304	$273	$196
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	42	38	38
Debt issuance cost amortization	3	4	—
Deferred income taxes	117	13	(9)
Equity income from affiliates	(12)	(12)	(12)
Distributions from equity affiliates	8	16	18
Net loss on acquisition and divestiture	—	1	26
Impairment of equity method investment	—	—	14
Pension contributions	(412)	(2)	—
(Gain) loss on Valvoline pension and other postretirement plan remeasurements	(68)	(42)	2
Stock-based compensation expense	9	—	—
Change in assets and liabilities (a)
Accounts receivable	(22)	(17)	53
Inventories	(35)	(4)	(6)
Payables and accrued liabilities	—	5	2
Other assets and liabilities	(64)	38	8
Total cash flows (used in) provided by operating activities	$(130)	$311	$330

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows from operating activities decreased by $441 million in 2017. The decrease in cash flows from operating activities was primarily related to the Company's discretionary pension contribution of $394 million and other incremental pension contributions of $16 million, as well as incremental cash payments of $92 million related to interest and tax payments during 2017, which included tax-sharing payments to Ashland related to the pre-Distribution periods. These decreases were generally offset by improved net earnings and non-cash stock-based compensation expense.

Cash provided by operating activities decreased by $19 million in 2016 from 2015. The decrease in cash flows provided by operating activities was primarily related to a number of factors related to the separation and IPO, net of increased net income. These factors resulted in increased receivables, net of increased accrued expenses and other liabilities, and increased deferred income tax expense. The changes in working capital were primarily related to separation and financing activities in the fourth fiscal quarter of 2016 which increased payables and accrued expenses offset by increased receivables as customer payments on Valvoline receivables were collected by Ashland prior to year-end but were not remitted to Valvoline before September 30, 2016.
Investing activities
The following table sets forth the cash flows associated with Valvoline’s investing activities:

	For the years ended September 30
(In millions)	2017	2016	2015
Cash flows from investing activities
Additions to property, plant and equipment	$(68)	$(66)	$(45)
Proceeds from disposal of property, plant and equipment	1	1	1
Acquisitions, net of cash required	(68)	(83)	(5)
Proceeds from sale of operations	—	—	23
Total cash flows used in investing activities	$(135)	$(148)	$(26)

Cash used in investing activities was $135 million in 2017 compared to $148 million in 2016 and $26 million for 2015. Acquisitions of $68 million during 2017 primarily relates to the acquisition of business assets from Time-It Lube and other small Quick Lubes locations. Acquisitions of $83 million during 2016 primarily relates to the acquisition of Oil Can Henry’s as well as other small Quick Lubes locations, while the prior year periods included $5 million in 2015 for nominal Quick Lube acquisitions. Fiscal 2017 included cash outflows of $68 million and fiscal 2016 included cash outflows of $66 million for capital expenditures, both primarily related to the Company’s investments leading up to full separation from Ashland to operate as a stand-alone public company, which included expenditures primarily related to buildings, leasehold improvements and related machinery and equipment, including computer equipment. This compares to capital expenditures of $45 million in 2015.

Financing activities
The following table sets forth the cash flows associated with Valvoline’s financing activities:

	For the years ended September 30
(In millions)	2017	2016	2015
Cash flows from financing activities
Net transfers from (to) Ashland	$5	$(1,504)	$(304)
Cash contributions from Ashland	—	60	—
Proceeds from initial public offering, net offering costs of $40	—	719	—
Proceeds from borrowings, net of issuance costs of $5 in 2017 and $15 in 2016	470	1,372	—
Repayment on borrowings	(90)	(637)	—
Repurchase of common stock	(50)	—	—
Cash dividends paid	(40)	—	—
Total cash flows provided by (used in) financing activities	$295	$10	$(304)

Cash flows from financing activities was an inflow of $295 million for 2017, an inflow of $10 million in 2016 and an outflow of $304 million in 2015. Cash flows provided by financing activities in 2017 were primarily related to net proceeds related to the issuance of the 2025 Notes in the aggregate principal amount of $400 million and the accounts receivable securitization facility of $75 million, offset by cash outflows related to payments on borrowings, the repurchase of common stock and the payment of dividends. Cash flows provided by financing activities in 2016 were related to the various financing activities that Valvoline executed in the fiscal fourth quarter of 2016 to establish borrowings and initial capitalization, net of remittances to Ashland for net cash transfers primarily from borrowing proceeds and net income through the date of the IPO of September 28, 2016. As Ashland managed Valvoline’s cash and financing arrangements prior to the IPO, all excess cash generated through earnings were remitted to Ashland and all sources of cash were funded by Ashland.

Free cash flow and other liquidity information

The following table sets forth free cash flow for the disclosed periods and reconciles cash flows provided by operating activities to free cash flow. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as allocated costs, and includes the pension and other postretirement plan remeasurement losses or gains. Refer to “Non-GAAP Performance Metrics” within this Item 7 for additional information regarding this non-GAAP measure.

	For the years ended September 30
(In millions)	2017	2016	2015
Cash flows (used in) provided by operating activities	$(130)	$311	$330
Adjustments:
Additions to property, plant and equipment	(68)	(66)	(45)
Discretionary contributions to pension plans	394	—	—
Free cash flow	$196	$245	$285
At September 30, 2017, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $327 million, compared to $349 million in 2016 and $178 million at the end of 2015. Working capital is affected by Valvoline’s use of the last-in, first-out (“LIFO”) method of inventory valuation that valued inventories below their replacement costs by $33 million, $29 million and $31 million as of September 30, 2017, 2016 and 2015, respectively. Liquid assets (cash, cash equivalents, and accounts receivable) amounted to 123% of current liabilities at September 30, 2017 and 134% and 112% at September 30, 2016 and 2015, respectively.

Financial position
Valvoline had $201 million in cash and cash equivalents as of September 30, 2017, of which $102 million was held by foreign subsidiaries. Valvoline currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.
Debt
The following summary reflects Valvoline's debt as of September 30:

(In millions)	2017	2016
Short-term debt	$75	$—
Long-term debt (including current portion and debt issuance cost discounts)(a)	1,049	743
Total debt	$1,124	$743

(a) Amount includes $2 million of debt acquired through acquisitions, and is net of $13 million and $9 million of debt issuance cost discounts as of September 30, 2017 and 2016, respectively, which are direct reductions from the carrying amount of debt.

During August 2017, Valvoline completed the 2025 Notes issuance with an aggregate principal amount of $400 million, which is outstanding as of September 30, 2017. The net proceeds of the offering of approximately $394 million (after deducting initial purchasers' discounts and debt issuance costs) were used to make a voluntary contribution to the Company's U.S. qualified pension plan. This discretionary contribution significantly reduces the underfunded position of this plan and is expected to minimize risk and long-term volatility of the Company's underfunded obligation associated with this pension plan. As a result, overall balance sheet obligations have not materially changed.

During the first fiscal quarter of 2017, Valvoline entered into an accounts receivable securitization facility with an extendable one-year term, which makes available up to $125 million. Valvoline borrowed $75 million under this facility and applied the net proceeds to reduce term loan borrowings by the same amount, which is described further below. As of September 30, 2017, $75 million remains outstanding under this facility.

During 2016, Valvoline incurred $875 million in indebtedness under the 2016 Senior Credit Agreement, which provided for an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit). During 2016, Valvoline fully drew on the term loans, receiving approximately $865 million (after deducting fees and expenses) and borrowed $137 million under the revolving facility. These net proceeds were transferred to Ashland in 2016, and $500 million of term loan borrowings and all of the outstanding revolver borrowings were repaid in 2016 using proceeds from the Valvoline IPO. As noted above, during 2017, proceeds from the accounts receivable securitization facility of $75 million were utilized to reduce term loan borrowings, and Valvoline also made quarterly payments during 2017 for total principal payments of $15 million. As of September 30, 2017, $285 million of term loan borrowings remain outstanding.

As of September 30, 2017, Valvoline has outstanding the 2024 Notes with an aggregate principal amount of $375 million, which were issued in July 2016. The net proceeds from the offering of $370 million (after deducting initial purchasers’ discounts) were transferred to Ashland in 2016.

Refer to Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the Company’s debt instruments.
Debt covenant restrictions

Valvoline’s debt contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of September 30, 2017, Valvoline is in compliance with all covenants of its debt obligations.

Contractual obligations and other commitments
The following table sets forth Valvoline’s obligations and commitments to make future payments under existing contracts at September 30, 2017. Excluded from the table are contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.

(In millions)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Long-term debt	$1,137	$90	$60	$211	$776
Interest payments (a)	308	47	92	82	87
Operating lease obligations	113	21	33	21	38
Capital lease and financing obligations	83	6	13	12	52
Employee benefit obligations (b)	139	21	31	26	61
Unrecognized tax benefits (c)	10	—	—	—	10
Total contractual obligations	$1,790	$185	$229	$352	$1,024

(a) Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at the rates that existed as of September 30, 2017.

(b)
Includes estimated funding of pension plans for 2017, as well as projected benefit payments through 2026 for Valvoline’s unfunded pension plans. Excludes the benefit payments from the pension plan trust funds.

(c)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Valvoline is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 5 years” column.

Pension and other postretirement plan obligations

Prior to Valvoline's IPO, Ashland transferred certain pension and other postretirement benefit obligations to Valvoline, of which the most substantial portion was related to the U.S. qualified pension plan. The unfunded portion of total pension and other postretirement obligations as of September 30, 2017 was $357 million compared to $904 million at September 30, 2016.

No U.S. qualified pension plan contributions were required in 2017 and 2016; however, Valvoline made a discretionary contribution of $394 million to the U.S. qualified pension plan with the proceeds from the 2025 Notes. Valvoline also contributed approximately $18 million and $6 million to the U.S. non-qualified pension plans and non-U.S. pension plans during 2017 and 2016, respectively. During 2018, Valvoline expects to contribute approximately $14 million to its pension plans related to its U.S. non-qualified and non-U.S. pension plans. Refer to Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Company's pension and other postretirement plans.

Tax-related commitments
Valvoline has been and generally will be included in Ashland income tax returns for historical periods through Distribution (“Interim Period”), which was completed on May 12, 2017. Under the Tax Matters Agreement, Ashland makes all necessary tax payments to the relevant tax authorities with respect to Ashland returns, and Valvoline makes tax-sharing payments to Ashland, which have been determined as if Valvoline and each of its relevant subsidiaries included in the Ashland returns file their own separate tax returns for the Interim Period.
For taxable periods after the Distribution, Valvoline is no longer included in any Ashland income tax returns and will file returns that include only Valvoline and/or its subsidiaries, as appropriate. Valvoline will not be required to make tax-sharing payments to Ashland for those taxable periods. Nevertheless, Valvoline has (and will continue to have following the Distribution) joint and several liability with Ashland to the IRS for the consolidated U.S. federal income taxes of the Ashland group for the taxable periods in which Valvoline was part of the Ashland consolidated group.
Pursuant to the terms of the Tax Matters Agreement, Valvoline has indemnified Ashland for certain U.S. federal, state or local taxes for any tax period prior to full separation and Distribution that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Chemicals businesses. Any payment obligations that may arise as a result of Valvoline assuming liability for such taxes could negatively affect Valvoline’s financial position and cash flows.

Stockholder dividends

Valvoline paid quarterly cash dividends to holders of its common stock for the year ended September 30, 2017 for a total of $40 million. Valvoline expects to pay quarterly cash dividends to the holders of its common stock; however, the declaration and payment of dividends to holders of Valvoline common stock will be at the discretion of the Board after taking into account various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant.

On November 14, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.0745 per share of common stock. The dividend is payable December 15, 2017 to shareholders on record on December 1, 2017.
Share repurchases

On April 24, 2017, Valvoline’s Board of Directors authorized a share repurchase program, under which Valvoline may repurchase up to $150 million of its common stock through December 31, 2019. During the year ended September 30, 2017, $50 million of this authorization was used to repurchase approximately 2 million shares of common stock. Repurchases were and will continue to be in accordance with all applicable securities laws and regulations and funded from available liquidity. As of September 30, 2017, $100 million of share repurchase authorization remains.

Summary

As of September 30, 2017, cash and cash equivalents totaled $201 million and total debt was $1.1 billion. Valvoline's ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Annual Report on Form 10-K. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. Valvoline's financial position has enabled it to achieve a Moody's rating of Ba2 and a Standard & Poor’s rating of BB+, which was upgraded in the fourth fiscal quarter of 2017. Subsequent changes to ratings may have an effect on Valvoline's borrowing rate or ability to access capital markets in the future. Borrowing capacity under the 2016 Senior Credit Agreement was $436 million (due to a $14 million reduction for letters of credit) and up to $50 million under the accounts receivable securitization facility as of September 30, 2017.

Management believes that the Company has sufficient liquidity based on its current cash position, cash generated from business operations and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other contractual commitments, as well as operating requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017, Valvoline has no contractual obligations that are reasonably likely to have a material effect on the Company's consolidated financial statements that are not fully recorded on the Consolidated Balance Sheets or fully disclosed in the Notes to Consolidated Financial Statements. As part of Valvoline’s normal course of business, it is a party to certain financial guarantees and other commitments, and while these arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets, such risk is not currently considered reasonably likely to have a material effect on the Company's consolidated financial statements. The possibility that Valvoline would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the party whose obligations Valvoline guarantees, or the occurrence of future events.

NEW ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued and adopted accounting pronouncements and the impact on Valvoline, refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

 Long-lived Assets
Tangible assets
The cost of property, plant and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets. Buildings are depreciated principally over 5 to 35 years and machinery and equipment principally over 5 to 15 years. As of September 30, 2017, Property, plant and equipment is approximately $390 million. Property, plant and equipment asset groups are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset group, or a current expectation that an asset group will be sold or disposed of before the end of its previously estimated useful life. Various factors are used in determining whether a trigger requiring impairment assessment have occurred, such as changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows.
Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the property, plant and equipment asset groups, as well as specific appraisals in certain instances. These evaluations occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other property, plant and equipment asset groups. This determination of the asset group to be tested for recoverability is based on company-specific operating characteristics, including shared cost structures and interdependency of revenues between assets, and the determination of future undiscounted cash flows includes estimates of forecasted revenue and costs that may be associated with an asset as well as the expected periods that the asset (or asset group) may be utilized.
If the future undiscounted cash flows result in a value that is less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than the Company’s actual intended use of the asset (or asset group). Because judgment is involved in identifying long-lived asset impairment triggering events, determining asset groups, future undiscounted cash flows and the fair value of asset groups, there is risk that the carrying value of these assets may require adjustment in future periods.
Goodwill

Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter as of July 1 or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. Judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others. Valvoline’s reporting units are consistent with its reportable segments of Core North America ($89 million in goodwill as of September 30, 2017), Quick Lubes ($201 million in goodwill as of September 30, 2017), and International ($40 million in goodwill as of September 30, 2017).
In evaluating goodwill for impairment, Valvoline has the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce different results.
If under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, an impairment loss will be recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company also performs a reconciliation between market capitalization and the estimate of the aggregate fair value of the reporting units, including consideration of a control premium.

Valvoline elected to perform a qualitative assessment during the fiscal 2017 and determined that it is not more likely than not that the fair values of Valvoline's reporting units are less than carrying amounts. In fiscal 2016, a quantitative assessment indicated that each reporting unit had a fair value that exceeded book value by 300% and more.
Valvoline’s assessment of an impairment charge on goodwill could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: a significant change in projected business results, a divestiture decision, significant changes to certain cash flow assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or other significant economic events.

Sales Deductions

Valvoline recognizes revenue when persuasive evidence of an arrangement exists, products are delivered or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Provisions are made at the time of revenue recognition for sales rebates and discounts consisting primarily of promotion rebates and customer pricing discounts. These provisions are recorded as a reduction of revenue based on contract terms and the Company’s historical experience with similar programs and require management’s judgment with respect to estimating customer participation and performance levels. Differences between estimated expense and actual sales incentives provided are generally immaterial and are recognized in earnings in the period such differences are determined. The cost of these programs is recognized as incurred and recorded as a reduction of sales and totaled $360 million, $388 million and $345 million in the Consolidated Statements of Comprehensive Income for September 30, 2017, 2016 and 2015, respectively.

Employee benefit obligations

As a result of the transfer of pension and other postretirement liabilities from Ashland to Valvoline in fiscal 2016 prior to Valvoline's IPO, Valvoline assumed full responsibility as plan sponsor of these plans. From the point of transfer forward, Valvoline accounts for the plans as single-employer plans, recognizing net liabilities and the full amount of any costs or gains. Prior to the transfer of plan sponsorship, Valvoline had certain international single-employer pension plans and accounted for its participation in the Ashland sponsored plans as multiemployer plans whereby costs were allocated based on Valvoline employee plan participation. As of September 30, 2017, Valvoline’s net unfunded pension and other postretirement plan liabilities included in the Consolidated Balance Sheets totaled $357 million, and the U.S. plans represented 94% of this total employee benefit obligation. Total pension and other postretirement net periodic benefit costs included in the Consolidated Statements of Comprehensive Income were as follows for the year ended September 30, 2017:

(In millions)	2017
Service costs	$2
Non-service pension and other postretirement net periodic income (a)	(70)
(Gains) losses on pension and other postretirement plans remeasurement	(68)
Subtotal	(138)
Total pension and other postretirement net periodic benefit (income) cost	$(136)

(a) This non-service pension and other postretirement net periodic income includes the expected return on plan assets and amortization of prior service credit, net of interest costs.

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits cost are recorded ratably throughout the year. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis, while the remaining non-service and remeasurement components of pension and other postretirement benefits costs are excluded from segment results and included in Unallocated and other as those items are not included in the evaluation of segment performance. Refer to Note 20 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for a reconciliation of segment results to consolidated operating income.

Actuarial assumptions
The Company’s pension and other postretirement benefit costs and obligations are dependent on actuarial valuations and various assumptions that attempt to anticipate future events and are used in calculating the expense and liabilities relating to these plans. These assumptions include estimates and judgments the Company makes about interest rates, expected long-term investment return on plan assets, rate of increase in healthcare costs, rates of future compensation increases and mortality. Though management considers current market conditions and other relevant factors in establishing these assumptions, the actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, longer or shorter life spans of participants, and differences between the actual and expected return on plan assets. These differences may result in a significant impact to the amount of pension or other postretirement benefits cost recorded or that may be recorded.
Under the Company's accounting policy, changes in the actual return on plan assets and the actuarial gains and losses recognized are calculated using updated actuarial assumptions as of the measurement date, which for Valvoline is September 30, unless a plan qualifies for an interim remeasurement during the year. Changes in assumptions or asset values may have a significant effect on the measurement of expense or income. Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations are:

•
Expected long-term return on plan assets — Based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns. The Company also deducts various expenses using the fair value of plan assets to estimate expense. The weighted-average long-term expected rate of return on assets assumption was 6.53% for 2017. In fiscal 2017, the global pension plan assets generated an actual weighted-average return of 7.10%, primarily driven by the market performance of U.S. plan assets. However, the expected return on plan assets is designed to be a long-term assumption, and therefore, actual returns will be subject to year-to-year variances. The U.S. pension plans comprise the most significant portion of plan assets, and for fiscal 2018, the expected rate of return on assets assumption for the U.S. pension plans will be 5.20%.

Plan assets are invested in equity securities, government and agency securities, corporate debt, other non-traditional assets such as hedge funds. The investment goal of the U.S. pension plans is to achieve an adequate net investment return to provide for future benefit payments to its participants. U.S. target asset allocation percentages as of September 30, 2017 were 20% equity and 80% fixed income investments. The U.S. pension plans are managed by professional investment managers that operate under investment management contracts that include specific investment guidelines, requiring among other actions, adequate diversification and prudent use of risk management practices such as portfolio constraints relating to established benchmarks. Valvoline’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent except in those countries where investment of plan assets is dictated by applicable regulations.

•
Discount rate — Reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. Consistent with the prior year, the Company uses an actuarially-developed full yield curve approach, the above mean yield curve, to match the timing of cash flows of expected future benefit payments from the plans by applying specific spot rates along the yield curve to determine the assumed discount rate. Valvoline’s 2017 expense, excluding actuarial gains and losses, for both U.S. and non-U.S. pension plans was determined using the spot discount rate as of the beginning of the fiscal year. The service cost and interest cost discount rates for 2017 pension expense were 2.15% and 2.84%, respectively, and 2.95% and 2.64%, respectively, for other postretirement expense. The weighted-average discount rate at the end of fiscal 2017 was 3.76% for the pension plans and 3.48% for the postretirement health and life plans.

•
Mortality – Based on the Society of Actuaries RP-2014 mortality base tables with mortality improvements after 2006 removed and replaced with a mortality improvement scale based on the intermediate projection in the Social Security Administration’s Annual Trustees Report released in July 2017. Valvoline believes the updated mortality improvement scales provide a reasonable assessment of current mortality trends and is an appropriate estimate of future mortality projections.

•
Rate of compensation increase — Effective for fiscal 2017, this assumption is no longer applicable to the U.S. pension plans due to the benefit accrual freeze as of September 30, 2016. In addition, some of the non-U.S. pension plans are also frozen, while those that remain open relate to areas where local laws require plans to operate within the applicable country. The weighted-average rate of compensation increase assumption for these non-U.S. plans was 2.99% for 2017.

•
Healthcare cost trend rate — Because Valvoline’s retiree healthcare plans contain various caps that limit Valvoline’s contributions and because medical inflation is expected to continue at a rate in excess of these caps, the healthcare cost trend rate has not had a significant impact on Valvoline’s postretirement healthcare benefit costs.

The following table illustrates the estimated increases in pension and other postretirement expense that would have resulted from a one percentage point change in each of the following significant assumptions for 2017 and 2016:

(In millions)	2017	2016
Increase in pension costs from
Decrease in the discount rate	$281	$352
Increase in the salary adjustment rate	1	1
Decrease in expected return on plan assets	21	23
Increase in other postretirement costs from
Decrease in the discount rate	$6	$5

Based on the Company's investing strategy, plan assets hedge approximately 80% of the movement in liabilities related to changes in the discount rate.

For the year ended September 30, 2017, the asset and actuarial net gains on pension and other postretirement benefit plan remeasurements reflected in operating income was $68 million, which was primarily attributed to increases in discount rates, higher than expected returns on plan assets, and reduced mortality improvements.

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

Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is based on the evaluation of positive and negative evidence, which includes historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis. As of September 30, 2017, the Company had $281 million of net deferred tax assets, including $8 million in valuation allowances related to certain deferred income tax assets in jurisdictions where there is uncertainty as to ultimate realization of a benefit from those tax assets. If the Company is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then Valvoline could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in the effective tax rate. Each increase of $5 million to the valuation allowance as of September 30, 2017 would impact the fiscal 2017 effective tax rate by one percentage point.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. The provision for income taxes may change period-to-period based on nonrecurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various income tax strategies. The Company is subject to ongoing tax examinations and assessments in various jurisdictions, including those in pre-Distribution periods where Valvoline may be required to indemnify Ashland. The Company's ongoing assessments of its tax positions require judgment and can materially increase or decrease the effective tax rate, as well as impact the operating results.

For the periods prior to the Distribution, Valvoline’s operating results are included in Ashland’s consolidated U.S., state, and in certain Ashland international subsidiaries' income tax returns. For these periods, the income tax provision in these Consolidated Statements of Comprehensive Income has been calculated on a separate return basis as if Valvoline was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Accordingly, Valvoline’s tax results as presented include estimates due to the timing of completion and filing of income tax returns and may not necessarily be reflective of actual results or the results that Valvoline would have generated on a stand-alone basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Valvoline is exposed to market risks arising from adverse changes in:

•	Foreign currency exchange rates;

•	Inflation and changing prices;

•	Interest rates; and

•	Credit risk.

Foreign Currency Exchange Risk

Since a significant portion of Valvoline's operations and revenue occur outside the U.S., and in currencies other than the U.S. Dollar, results can be significantly impacted by changes in foreign currency exchange rates. Valvoline’s foreign currency risk is primarily limited to the Euro, Australian Dollar, Canadian Dollar and Chinese Yuan with respect to sales, profits, and assets and liabilities denominated in currencies other than the U.S. Dollar. Although the Company uses financial instruments to hedge certain foreign currency risks, Valvoline is not fully protected against foreign currency fluctuations and reported results of operations could be affected by changes in foreign currency exchange rates. Valvoline believes its foreign currency risk is limited as 72% of Valvoline’s revenue during the years ended September 30, 2017 and 2016 and 71% of Valvoline's revenue during the year ended September 30, 2015 was based in U.S. dollars. Valvoline does not have material exposures to market risk with respect to investments.

To manage exposures and mitigate the impact of currency fluctuations on the operations of foreign subsidiaries, the Company uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives, changes in the fair value are recognized in income to offset the gain or loss on the hedged item in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. The Company utilizes derivative instruments that are purchased exclusively from highly rated financial institutions. These contracts are recorded on the Consolidated Balance Sheets as assets or liabilities at fair market value based upon market price quotations. The Company did not enter into non-exchange traded contracts that require the use of fair value estimation techniques, and Valvoline did not transact or have open any hedging contracts with respect to commodities or any related raw material requirements as of and for the year ended September 30, 2017, nor does Valvoline employ derivatives for trading or speculative purposes.

For purposes of analyzing potential risk, sensitivity analysis is used to quantify potential impacts that market rate changes may have on the fair values of the Company's derivative portfolio. The sensitivity analysis represents the hypothetical changes in value of the derivative and does not reflect the related gain or loss on the forecasted underlying exposure. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $4 million as of September 30, 2017 in the fair value of open derivative contracts. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures.

The U.S. Dollar was weaker in 2017 compared to 2016 based on comparable weighted averages for the Company's functional currencies. This had a favorable impact of 0.1% on 2017 revenue versus 2016 revenue. This excludes the effects of derivative activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on the Company's operating income.

Inflation and Changing Prices
Valvoline’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2017, Valvoline’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. However, given the recent consistent stability of inflation in the United States in the past several years as well as forward economic outlooks, current inflationary pressures seem moderate.
Certain of the industries in which Valvoline operates are capital-intensive, and replacement costs for Valvoline’s plants and equipment generally would substantially exceed their historical costs. Accordingly, depreciation and amortization expense would be greater if it were based on current replacement costs. However, because replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive than existing facilities, mitigating at least part of the risk of changing prices.

Valvoline uses the LIFO method to value a portion of its inventories to provide a better matching of revenues with current costs. However, LIFO values such inventories below their replacement costs during inflationary periods.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to variable-rate debt. Approximately 68% of the Company's outstanding borrowings as of September 30, 2017 had fixed rates. The increase in pre-tax interest expense for the year ended September 30, 2017 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million.

Concentrations of Credit Risk

The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as derivative instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to derivative transactions and monitoring procedures. Valvoline's business often involves large transactions with customers for which the Company does not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of customers to pay their obligations on a timely basis. The Company believes that the reserves for potential losses are adequate. As of September 30, 2017, there was not a significant concentration of credit risk related to financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Valvoline Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders' deficit and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valvoline Inc. and Consolidated Subsidiaries at September 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when compared in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Valvoline Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
November 17, 2017

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30

(In millions except per share amounts)	2017	2016	2015
Sales	$2,084	$1,929	$1,967
Cost of sales	1,306	1,168	1,282
Gross profit	778	761	685

Selling, general and administrative expense	375	365	348
Pension and other postretirement plan non-service income and remeasurement adjustments, net	(136)	(22)	22
Separation costs	32	6	—
Equity and other income	(25)	(19)	(8)
Operating income	532	431	323

Net interest and other financing expense	42	9	—
Net loss on acquisition and divestiture	—	1	26
Income before income taxes	490	421	297
Income tax expense	186	148	101
Net income	$304	$273	$196

NET INCOME PER SHARE(a)
Basic	$1.49	$1.60	$1.15
Diluted	$1.49	$1.60	$1.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (a)
Basic	204	170	170
Diluted	204	170	170

DIVIDENDS PAID PER COMMON SHARE	$0.20	$—	$—

COMPREHENSIVE INCOME
Net income	$304	$273	$196
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	7	8	(34)
Pension and other postretirement obligation adjustment	(8)	(1)	—
Other comprehensive (loss) income	(1)	7	(34)
Comprehensive income	$303	$280	$162

(a) Refer to Note 17 for additional information regarding revisions to prior period earnings per share (“EPS”) calculations.

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets	At September 30

(In millions except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$201	$172
Accounts receivable, net	385	363
Inventories, net	175	139
Other current assets	29	56
Total current assets	790	730
Noncurrent assets
Net property, plant and equipment	391	324
Goodwill and intangibles	335	267
Equity method investments	30	26
Deferred income taxes	281	389
Other noncurrent assets	88	89
Total noncurrent assets	1,125	1,095
Total assets	$1,915	$1,825

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term debt	$75	$—
Current portion of long-term debt	15	19
Trade and other payables	192	177
Accrued expenses and other liabilities	196	204
Total current liabilities	478	400
Noncurrent liabilities
Long-term debt	1,034	724
Employee benefit obligations	342	886
Deferred income taxes	—	2
Other noncurrent liabilities	178	143
Total noncurrent liabilities	1,554	1,755
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized, 203 and 205 shares issued and outstanding at September 30, 2017 and 2016, respectively	2	2
Paid-in capital	5	710
Retained deficit	(167)	—
Ashland's net investment	—	(1,039)
Accumulated other comprehensive income (loss)	43	(3)
Total stockholders’ deficit	(117)	(330)
Total liabilities and stockholders’ deficit	$1,915	$1,825

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Deficit
	Common stock			Retained deficit	Accumulated other comprehensive (loss) income	Ashland's net investment	Total
(In millions except per share amounts)	Shares	Amount	Paid-in capital
Balance at September 30, 2014	—	$—	$—	$—	$(27)	$751	$724
Net income	—	—	—	—	—	196	196
Currency translation adjustments	—	—	—	—	(34)	—	(34)
Net transfers to Ashland	—	—	—	—	—	(269)	(269)
Balance at September 30, 2015	—	—	—	—	(61)	678	617
Net income	—	—	—	—	—	273	273
Net transfers to Ashland	—	—	—	—	—	(1,500)	(1,500)
Contribution of net liabilities from Ashland	—	—	—	—	51	(490)	(439)
Issuance of common stock to Ashland and in connection with initial public offering, net of offering costs	205	2	710	—	—	—	712
Currency translation adjustments	—	—	—	—	8	—	8
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(1)	—	(1)
Balance at September 30, 2016	205	2	710	—	(3)	(1,039)	(330)
Net income	—	—	—	304	—	—	304
Contribution of net liabilities from Ashland	—	—	—	(55)	47	(2)	(10)
Net transfers from Ashland	—	—	—	—	—	5	5
Distribution of Ashland's net investment	—	—	(710)	(326)	—	1,036	—
Currency translation adjustments	—	—	—	—	7	—	7
Stock-based compensation	—	—	5	—	—	—	5
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(8)	—	(8)
Repurchase of common stock	(2)	—	—	(50)	—	—	(50)
Dividends paid, $0.049 per common share	—	—	—	(40)	—	—	(40)
Balance at September 30, 2017	203	$2	$5	$(167)	$43	$—	$(117)

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows	Years ended September 30
(In millions)	2017	2016	2015
Cash flows from operating activities
Net income	$304	$273	$196
Adjustments to reconcile to cash flows from operations
Depreciation and amortization	42	38	38
Debt issuance cost amortization	3	4	—
Deferred income taxes	117	13	(9)
Equity income from affiliates	(12)	(12)	(12)
Distributions from equity affiliates	8	16	18
Net loss on acquisition and divestiture	—	1	26
Impairment of equity investment	—	—	14
Pension contributions	(412)	(2)	—
(Gain) loss on Valvoline pension and other postretirement plan remeasurements	(68)	(42)	2
Stock-based compensation expense	9	—	—
Change in assets and liabilities (a)
Accounts receivable	(22)	(17)	53
Inventories	(35)	(4)	(6)
Payables and accrued liabilities	—	5	2
Other assets and liabilities	(64)	38	8
Total cash (used in) provided by operating activities	(130)	311	330
Cash flows from investing activities
Additions to property, plant and equipment	(68)	(66)	(45)
Proceeds from disposal of property, plant and equipment	1	1	1
Acquisitions, net of cash required	(68)	(83)	(5)
Proceeds from sale of operations	—	—	23
Total cash used in investing activities	(135)	(148)	(26)
Cash flows from financing activities
Net transfers from (to) Ashland	5	(1,504)	(304)
Cash contributions from Ashland	—	60	—
Proceeds from initial public offering, net of offering costs of $40	—	719	—
Proceeds from borrowings, net of issuance costs of $5 in 2017 and $15 in 2016	470	1,372	—
Repayments on borrowings	(90)	(637)	—
Repurchase of common stock	(50)	—	—
Cash dividends paid	(40)	—	—
Total cash provided by (used in) financing activities	295	10	(304)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(1)	—
Increase in cash and cash equivalents	29	172	—
Cash and cash equivalents - beginning of year	172	—	—
Cash and cash equivalents - end of year	$201	$172	$—

Supplemental disclosures
Interest paid	$35	$—	$—
Income taxes paid	$26	$17	$—

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Valvoline Inc. (“Valvoline” or the “Company”) is a worldwide producer, marketer, and supplier of engine and automotive maintenance products and services. Valvoline is one of the most recognized and respected premium consumer brands in the global automotive lubricant industry, known for its high quality products and superior levels of service. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful name recognition across multiple product and service channels.

Valvoline was incorporated in May 2016 as a subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland”). Prior to this time, Valvoline operated as an unincorporated commercial unit of Ashland. Following a series of restructuring steps prior to the initial public offering (“IPO”) of Valvoline common stock, the Valvoline business was transferred from Ashland to Valvoline such that the Valvoline business included substantially all of the historical Valvoline business reported by Ashland, as well as certain other legacy Ashland assets and liabilities transferred to Valvoline from Ashland (the “Contribution”). In connection with the IPO on September 28, 2016, 34.5 million shares of Valvoline common stock were sold to investors and Ashland retained 170 million shares for 83% of the total outstanding shares of Valvoline common stock.

On May 12, 2017, Ashland distributed all of its remaining interest in Valvoline to Ashland stockholders (the “Distribution”) through a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017, marking the completion of Valvoline's separation from Ashland. Effective upon Distribution, Ashland no longer owns any shares of Valvoline common stock, and Valvoline is no longer a controlled and consolidated subsidiary of Ashland.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations. The financial statements are presented on a consolidated basis for all periods presented and include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances within Valvoline have been eliminated in consolidation. Certain prior period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto to conform to the current period presentation. Refer to Note 17 for information regarding a revision to correct an immaterial error in the net earnings per share (“EPS”) calculations previously reported in the consolidated financial statements for the periods prior to and including September 30, 2016.

The Contribution of the Valvoline business by Ashland to Valvoline was treated as a reorganization of entities under common Ashland control. As a result, Valvoline has retrospectively presented the consolidated financial statements of Valvoline and its subsidiaries for periods presented prior to the completion of the Contribution, which have been prepared on a stand-alone basis and derived from Ashland’s consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to Valvoline’s operations, as well as allocations of expenses from Ashland. The consolidated financial statements for periods presented subsequent to the completion of the Contribution reflect the transfer of various assets and liabilities from Ashland on a carryover basis (historical cost) and the consolidated operations of Valvoline and its majority-owned subsidiaries as a separate, stand-alone entity.

All transactions and balances between Valvoline and Ashland have been reported in the consolidated financial statements. For periods prior to the IPO, these transactions were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from Ashland’s centralized cash management system are reflected as a component of Ashland's net investment on the Consolidated Balance Sheets and as a financing activity within the accompanying Consolidated Statements of Cash Flows. In the Consolidated Statements of Stockholders’ Deficit, Ashland's net investment on the Consolidated Balance Sheets represents the cumulative net investment by Ashland in Valvoline through the IPO, including net income through the completion of the IPO and net cash transfers to and from Ashland through Distribution. Valvoline's retained earnings from the IPO through September 30, 2017 were not material and accordingly, were not separately presented in the Consolidated Balance Sheets or Consolidated Statements of Stockholders’ Deficit. Concurrent with the Distribution, Ashland's net investment in Valvoline was reduced to zero with a corresponding adjustment to Paid-in capital and Retained deficit.

Prior to the completion of the IPO, Valvoline utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to Valvoline. Such expenses represent costs related, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources, stock incentive plans and other services. These costs, together with an allocation of Ashland overhead costs, are included within the Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income and are disclosed in more detail in Note 19. Where it was possible to specifically attribute such expenses to activities of Valvoline, these amounts were charged or credited directly to Valvoline without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by Valvoline during the periods presented on a consistent basis, such as headcount, square footage, tangible assets or sales. However, the allocations of these shared expenses may not represent the amounts that would have been incurred had Valvoline operated autonomously or independently from Ashland in those periods. Actual costs that would have been incurred if Valvoline had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure. Upon completion of the IPO, Valvoline assumed responsibility for the costs of these functions.

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

Inventories

Inventories are carried at the lower of cost or market value. Inventories are primarily stated at cost using the weighted-average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories. In addition, certain lubricants are valued at cost using the last-in, first-out (“LIFO”) method. The Company regularly reviews inventory quantities on hand and the estimated utility of inventory. Excess and obsolete reserves are established based on forecasted usage, product demand and life cycle, as well as utility.

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated principally over 5 to 35 years and machinery and equipment principally over 5 to 15 years. Property, plant and equipment is relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Gains or losses on the dispositions of property, plant and equipment are included in the Consolidated Statements of Comprehensive Income. Property, plant and equipment carrying values are evaluated for recoverability when impairment indicators are present and are conducted at the lowest identifiable level of cash flows. Such indicators could include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

Business combinations

The financial results of the businesses that Valvoline has acquired are included in the Company’s consolidated financial results based on the respective dates of the acquisitions. The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in the business combination based on their acquisition-date fair values. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill. Factors giving rise to goodwill generally include synergies that are anticipated as a result of the business combination, including access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

Goodwill and other intangible assets

Valvoline tests goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred. This annual assessment consists of Valvoline determining each reporting unit’s current fair value compared to its current carrying value. Valvoline’s reporting units are Core North America, Quick Lubes, and International.
In evaluating goodwill for impairment, Valvoline has the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others.
If under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, an impairment loss will be recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, weighted average cost of capital, terminal values and working capital changes. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company also performs a reconciliation between market capitalization and the estimate of the aggregate fair value of the reporting units, including consideration of a control premium.
Valvoline elected to perform a qualitative assessment during the fiscal 2017 and determined that it is not more likely than not that the fair values of Valvoline's reporting units are less than carrying amounts. In fiscal 2016, a quantitative assessment indicated that each reporting unit had a fair value that exceeded book value by 300% and more.

Acquired finite-lived intangible assets principally consist of certain trademarks and trade names, intellectual property, and customer relationships. Intangible assets acquired in an asset acquisition are carried at cost, less accumulated amortization. For intangible assets acquired in a business combination, the estimated fair values of the assets acquired are used to establish the carrying value, which is determined using common techniques, and the Company employs assumptions developed using the perspective of a market participant. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Valvoline reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable and any not expected to be recovered through undiscounted future net cash flows and assets are written down to current fair value.

Equity method investments

Investments in companies, including joint ventures, where Valvoline has the ability to exert significant influence, but not control, over operating and financial policies of the investee are accounted for under the equity method of accounting. As of September 30, 2017 and 2016, Valvoline’s investments in these unconsolidated affiliates were $30 million and $26 million, respectively. Judgment regarding the level of influence over each investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, and participation in policy-making decisions. The Company’s proportionate share of the net income or loss of these companies is included in the Consolidated Statements of Comprehensive Income.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time and extent to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

Pension and other postretirement benefit plans
Prior to the Contribution in fiscal 2016, Valvoline employees were eligible to participate in pension and other postretirement benefit plans sponsored by Ashland in many of the countries where the Company does business. Prior to the Contribution, the Company accounted for its participation in Ashland-sponsored pension and other postretirement benefit plans as a participation in a multiemployer plan, and recognized its allocated portion of net periodic benefit cost based on Valvoline-specific plan participants. In conjunction with the Contribution, certain of Ashland's pension and other postretirement benefit obligations and plan assets were transferred to and assumed by the Company, for which Valvoline accounts for as single-employer plans prospectively from the Contribution in late fiscal 2016. As single-employer plans, Valvoline recognizes the net liabilities and the full amount of any costs or gains. Valvoline also had certain international single-employer pension plans prior to the Contribution for which the net liabilities and associated costs have been recognized in the historical periods.

The majority of U.S. pension plans have been closed to new participants since January 1, 2011 and effective September 30, 2016, the accrual of pension benefits for participants were frozen. In addition, most foreign pension plans are closed to new participants while those that remain open relate to areas where local laws require plans to operate within the applicable country. In addition, Valvoline sponsors healthcare and life insurance plans for certain qualifying retired or disabled employees. During March 2016, these other postretirement benefit plans were amended to reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively.

The funded status of Valvoline’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date, and whenever a remeasurement is triggered. The fair value of plan assets represents the current market value of assets held by irrevocable trust funds for the sole benefit of participants. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of other postretirement benefits attributed to employee services already rendered. The measurement of the benefit obligations is based on estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. Such gains and losses may be related to actual results that differ from assumptions as well as changes in assumptions, which may occur each year. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis, while the remaining non-service and remeasurement components of pension and other postretirement benefits costs are excluded from segment results and included in Unallocated and other as those items are not included in the evaluation of segment performance.

Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred and are recorded in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.
Valvoline partially insures its workers’ compensation claims and other general business insurance needs. Prior to the IPO, Ashland charged Valvoline for the applicable portion of costs. As part of the Contribution, Valvoline was transferred certain active and legacy Ashland insurance reserves. Valvoline records accrued liabilities related to these costs based upon specific claims filed and loss development factors, which contemplate a number of factors including claims history and expected trends. These loss development factors are developed in consultation with external actuaries.
Revenue recognition

Sales generally are recognized when persuasive evidence of an arrangement exists, products are delivered or services are provided to customers, the sales price is fixed or determinable and collectability is reasonably assured. Valvoline reports all sales net of tax assessed by qualifying governmental authorities. Certain shipping and handling costs paid by the customer are recorded in sales, while those costs paid by Valvoline are recorded in cost of sales.

Sales rebates and discounts, consisting primarily of promotional rebates and customer pricing discounts, are offered through various programs to customers. Sales are recorded net of these rebates and discounts totaling $360 million, $388 million and $345 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015, respectively. Sales rebates and discounts are recognized as incurred, generally at the time of the sale, or over the term of the sales contract. Valvoline bases its estimates on historical rates of customer discounts and rebates as well as the specific identification of discounts and rebates expected to be realized.

Franchise revenue is also included within sales and was $28 million, $25 million, and $22 million during 2017, 2016, and 2015, respectively. Franchise revenue generally consists of initial franchise fees and royalties. Initial franchise fees are recognized when all material obligations have been substantially performed and the store has opened for business. Franchise royalties are based upon a percentage of monthly sales of the franchisees and are recognized in the month such sales occur.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expenses are expensed as incurred and include sales and marketing costs, advertising, customer support, environmental remediation, and administrative costs, including allocated corporate charges from Ashland for periods prior to the IPO. Advertising costs ($61 million in 2017, $58 million in 2016 and $56 million in 2015) and research and development costs ($13 million in each 2017 and 2016, and $11 million in 2015) are expensed as incurred.

Stock-based compensation

For the periods prior to the Distribution, share-based awards for key Valvoline employees and directors were principally settled in Ashland common stock and expense was allocated to Valvoline based on the awards and terms previously granted. In connection with the Distribution, outstanding Ashland share-based awards held by Valvoline employees were converted to equivalent share-based awards of Valvoline. Stock-based compensation expense is generally recognized based on the grant date fair value of new or modified awards over the requisite vesting period. The Company’s outstanding stock-based compensation awards are primarily classified as equity, with certain liability-classified awards based on award terms and conditions. Valvoline accounts for forfeitures when they occur and recognizes stock-based compensation expense within the Selling, general and administrative expense caption of the Consolidated Statements of Comprehensive Income.

Income taxes

For the periods prior to Distribution, Valvoline’s operating results are included in Ashland’s consolidated U.S., state, and certain Ashland international subsidiaries' income tax returns. For these periods, the income tax provision in these Consolidated Statements of Comprehensive Income has been calculated as if Valvoline was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates.

Income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. Valvoline records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being sustained upon examination by authorities. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law and until such time that the related tax benefits are recognized.

Derivatives
Valvoline's derivative instruments consist of foreign currency exchange contracts, which are accounted for as either assets or liabilities in the Consolidated Balance Sheets at fair value and the resulting gains or losses are recognized as adjustments to earnings. Valvoline does not currently have any derivative instruments that are designated and qualify as hedging instruments.

Fair value measurements

Fair value is defined as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance prioritizes the inputs used to measure fair value into the three-tier fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement.

Except for pension plan assets, which are reviewed on annual basis, the Company reviews the fair value hierarchy classification on a quarterly basis. Changes to the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. Valvoline measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

The Company generally uses a market approach, when practicable, in valuing financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple sources of pricing as well as trading and other market data in its process of reporting fair values. The fair values of cash and cash equivalents, trade receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

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

Earnings per share

Basic EPS is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted EPS is similar to basic EPS, except that the weighted-average number of shares outstanding includes the additional dilution from potential common stock such as stock-based compensation awards. Refer to Note 17 for information regarding a revision to correct an immaterial error in the net EPS calculations previously reported in the consolidated and condensed consolidated financial statements for the periods prior to and including September 30, 2016. While there were no shares of common stock outstanding prior to Valvoline’s IPO, the weighted average number of shares outstanding in these historical periods are based on the 170 million shares of common stock issued to Ashland.

New accounting pronouncements

Accounting Standards Updates Recently Adopted

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Cloud computing arrangements represent the delivery of hosted services over the internet which includes software, platforms, infrastructure and other hosting arrangements. Under the guidance, customers that gain access to software in a cloud computing arrangement account for the software as internal-use software only if the arrangement includes a software license. Valvoline adopted this standard on a prospective basis on October 1, 2016, and as a result, certain costs related to these arrangements will be expensed when incurred. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or cash flows.

In May 2015, the FASB issued accounting guidance which removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Valvoline adopted this standard on October 1, 2016. Accordingly, certain investments that were measured using the net asset value per share practical expedient have not been categorized within the fair value hierarchy tables and have been separately disclosed. This guidance does not impact the valuation or recognition of these investments, and relevant disclosure amendments have been retrospectively applied to all periods presented in the Notes to Consolidated Financial Statements. Refer to Note 14 for additional information.

In March 2016, the FASB issued new accounting guidance for certain aspects of share-based payments to employees, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. In particular, the tax effects of all stock-based compensation awards will be included in income, windfall tax benefits and deficiencies will be reported as discrete items in the interim period when they arise, all tax-related cash flows from share-based payments will be reported as operating activities in the statement of cash flows, the classification of awards as liabilities or equity due to tax withholdings may change, and accounting for forfeitures may change. This guidance is effective for the Company beginning October 1, 2017; however, Valvoline elected to early adopt this guidance in the quarter ended June 30, 2017, with all relevant adjustments applied as of the beginning of the fiscal year. This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to recognize forfeitures as they occur rather than estimate a forfeiture rate. The impact on Valvoline's consolidated financial statements as a result of adopting this new guidance was not material.

Accounting Standards Updates Issued But Not Yet Effective

In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606, Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. This guidance becomes effective for Valvoline on
October 1, 2018. Valvoline is in the process of evaluating its revenue streams, as well as the available implementation options, and cannot currently estimate the financial statement impact of adoption, though certain reclassifications are expected to be required in presentation of the Consolidated Statements of Comprehensive Income. The Company expects to complete its implementation assessment in early 2018 and will provide updated disclosures of the anticipated impact of adoption in future filings.

In July 2015, the FASB issued accounting guidance to simplify the subsequent measurement of certain inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than LIFO and the retail inventory method. This guidance became effective prospectively for Valvoline on October 1, 2017. Valvoline utilizes LIFO to value approximately 72% of its gross inventory and does not expect there to be material differences in the Company's current valuation methodology for its remaining inventory using lower of cost or market to net realizable value.

In February 2016, the FASB issued new accounting guidance related to lease transactions. The primary objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. The presentation of the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows is largely unchanged under this guidance. This guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The guidance will become effective for Valvoline on
October 1, 2019. Valvoline is currently evaluating the impact this guidance will have on Valvoline’s consolidated financial statements and developing specific assessment and implementation plans. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Thus, the Company expects adoption will result in a material increase to the assets and liabilities on the Consolidated Balance Sheets.

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

In March 2017, the FASB issued accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Consolidated Statements of Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Consolidated Statements of Comprehensive Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for Valvoline on October 1, 2018, with early adoption being optional. Valvoline adopted this guidance on October 1, 2017, which will have a significant impact on the presentation of the Consolidated Statements of Comprehensive Income as it will result in a reclassification of current and historical Pension and other postretirement plan non-service income and remeasurement adjustments, net from within operating income to non-operating income beginning with the Quarterly Report on Form 10-Q that will be filed for the first fiscal quarter of 2018.

The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on Valvoline's financial statements, and therefore, is not described above.

NOTE 3 – FAIR VALUE MEASUREMENTS

Valvoline uses applicable guidance for defining fair value, the initial recording and periodic remeasurement of certain assets and liabilities measured at fair value, and related disclosures for instruments measured at fair value. Fair value accounting guidance establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. Valvoline measures assets and liabilities using inputs from the following three levels of fair value hierarchy:

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

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect Valvoline’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which may include Valvoline’s own financial data such as internally developed pricing models, DCF methodologies, as well as instruments for which the fair value determination requires significant management judgment.

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs (Level 2) are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived by using fair value models, such as a DCF model or other standard pricing models that Valvoline considers reasonable.

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis.

	September 30, 2017		September 30, 2016
		Quoted prices in active markets for identical assets		Quoted prices in active markets for identical assets
(In millions)	Fair Value	Level 1	Fair Value	Level 1
Assets
Cash equivalents	$46	$46	$12	$12
Foreign currency derivatives	1	1	—	—
Non-qualified trust	30	30	34	$34
Total assets at fair value	$77	$77	$46	$46

Liabilities
Foreign currency derivatives	$1	$1	$—	$—
Total liabilities at fair value	$1	$1	$—	$—

There were no Level 2 or 3 financial assets or liabilities that were accounted for at fair value on a recurring basis in fiscal 2017 or 2016. Furthermore, there were no transfers between levels of the fair value hierarchy during fiscal 2017 or 2016.
Cash equivalents
Cash equivalents are included in Cash and cash equivalents on the Consolidated Balance Sheets. The Company's policy is to consider all highly liquid investments with an original maturity of three months or less at the Company's date of purchase to be cash equivalents. The carrying value of cash equivalents approximates fair value because of the short-term maturity of these instruments.
Derivatives

Until the IPO, Valvoline participated in Ashland’s centralized derivative programs that engage in certain hedging activities, which
Ashland used to manage its exposure to fluctuations in foreign currencies. Gains and losses related to a hedge were either recognized in Ashland’s income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the equity section of
Ashland’s balance sheet as a component of accumulated other comprehensive loss and subsequently recognized in Ashland’s income when the underlying hedged item was recognized in earnings. Gains or losses on hedges during the year ended September 30, 2016 were not material and are reflected in Valvoline’s Consolidated Statements of Comprehensive Income through allocation from Ashland in Selling, general and administrative expense.

Valvoline began its own derivative program in September 2016 to manage exposure to fluctuations in foreign currency as a result of its global operating activities. The Company uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures and exchange one foreign currency for another for a fixed rate at a future date of twelve months or less. For these derivatives, changes in the fair value are recognized in Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income to offset the gain or loss on the hedged item in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Gains and losses recognized during the years ended September 30, 2017 and 2016 related to changes in fair value of these instruments were not material. The Company utilizes derivative instruments that are purchased exclusively from highly rated financial institutions. The Company had outstanding contracts with notional values of $47 million and $10 million as of September 30, 2017 and 2016, respectively. The fair value of these outstanding contracts were recorded on the Consolidated Balance Sheets as assets or liabilities in Other current assets or Accrued expense and other liabilities, respectively, as shown above at fair market value based upon market price quotations.
Non-qualified trust funds
The Company maintains a non-qualified trust to fund benefit payments for certain of its U.S. non-qualified pension plans, which primarily consists of highly liquid fixed income U.S. government bonds and are classified as Other noncurrent assets in the Consolidated Balance Sheets. Gains and losses related to these investments are immediately recognized within the Consolidated Statements of Comprehensive Income. Fair value measurements for these investments are based on quoted market prices in active markets and are categorized as Level 1.

Long-term debt
The Company's outstanding senior notes consist of $375 million of fixed rate senior unsecured notes issued in July 2016 (the “2024 Notes”) and $400 million of fixed rate senior unsecured notes issued in August 2017 (the “2025 Notes”).
The fair values shown in the table below are based on the prices at which the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. The fair value of the debt is included in the Consolidated Balance Sheets at carrying value, rather than fair value, and is therefore excluded from the fair value table above. The fair value of the 2024 Notes and the 2025 Notes is based on quoted market prices, which are Level 1 inputs within the fair value hierarchy. Carrying values shown in the following table are net of unamortized discounts and issuance costs.

	September 30, 2017			September 30, 2016
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$401	$370	$5	$394	$369	$6
2025 Notes	408	394	6	—	—	—
Total	$809	$764	$11	$394	$369	$6

Refer to Note 11 for details of other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.
Pension plan assets
Pension plan assets must be measured at least annually in accordance with accounting guidance on employers' accounting for pensions. The fair value measurement guidance requires that the valuation of plan assets comply with its definition of fair value, which is based on the notion of an exit price and the maximization of observable inputs. The fair value measurement guidance does not apply to the calculation of pension and other postretirement obligations since the liabilities are not measured at fair value. Refer to Note 14 for disclosures regarding the fair value of plan assets, including fair value and classification within the fair value hierarchy.

NOTE 4 – ACQUISITIONS AND DIVESTITURES

2017 Acquisitions

During fiscal 2017, Valvoline completed several acquisitions in the Quick Lubes reportable segment, including the acquisition of several stores from Time-It Lube LLC and Time-It Lube of Texas, LP (collectively, “Time-It Lube”) on January 31, 2017. In total, Valvoline acquired 43 locations for an aggregate purchase price of $72 million, of which $4 million was paid in fiscal 2016. Of the $72 million, approximately $66 million was allocated to goodwill and the remainder was allocated to working capital, customer relationships and trade names.
Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from these acquisitions. All of the goodwill is expected to be deductible for income tax purposes.
2016 Acquisitions

During fiscal 2016, Valvoline completed several acquisitions in the Quick Lubes reportable segment, including the acquisition of OCH International, Inc. (“Oil Can Henry’s”) on February 1, 2016. In total, Valvoline acquired 104 locations, 42 of which were franchise locations. The aggregate purchase price, net of cash acquired for all acquisitions in fiscal 2016 was $79 million. Of the $79 million, $94 million was allocated to goodwill, $16 million to other assets, including working capital; property, plant and equipment; intangible assets; and other noncurrent assets. Valvoline also assumed $11 million of debt, $11 million of current liabilities and $9 million of other noncurrent liabilities.

The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from these acquisitions. Approximately $83 million of the goodwill recognized in 2016 was not deductible for income tax purposes.

From the date of acquisition through September 30, 2016, the total revenue for Oil Can Henry’s company-owned and franchise locations totaled $34 million with operating income of $2 million.

Car Care Products Divestiture

During 2015, Ashland entered into a definitive sale agreement to sell Valvoline’s car care product assets within the Core North America reportable segment for $24 million, which included Car Brite™ and Eagle One™ automotive appearance products. Prior to the sale, Valvoline recognized a pre-tax loss of $26 million in 2015 to recognize the assets at fair value less cost to sell, using Level 2 nonrecurring fair value measurements. The loss is reported within the Net loss on acquisition and divestiture caption within the Consolidated Statements of Comprehensive Income. The transaction closed on June 30, 2015 and Valvoline received net proceeds of $19 million after adjusting for certain customary closing costs and final working capital amounts.

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

Valvoline’s decision to sell the equity investment and the resulting impairment charge recorded during 2015 was reflective of the continued devaluation of the Venezuelan currency (Bolivar) based on changes to the Venezuelan currency exchange rate mechanisms during the fiscal year. In addition, the continued lack of exchangeability between the Venezuelan bolivar and U.S. dollar had restricted the equity method investee’s ability to pay dividends and obligations denominated in U.S. dollars. These exchange regulations and cash flow limitations, combined with other recent Venezuelan regulations and the impact of declining oil prices on the Venezuelan economy, had significantly restricted Valvoline’s ability to conduct normal business operations through the joint venture arrangement. Valvoline determined this divestiture did not represent a strategic shift that had or will have a major effect on Valvoline’s operations and financial results, and thus, it did not qualify for discontinued operations treatment.

NOTE 5 – EQUITY METHOD INVESTMENTS

Summarized financial information for companies accounted for on the equity method is presented in the following table, along with a summary of the amounts recorded in the consolidated financial statements. The results of operations and amounts recorded by Valvoline as of and for the years ended September 30, 2017, 2016 and 2015 include results for the Valvoline equity method investment within Venezuela prior to its divestiture in 2015. Refer to Note 4 for further information on this divestiture in 2015. Valvoline has a strategic relationship with Cummins Inc. (“Cummins”), a leading heavy duty engine manufacturer for co-branding products in the heavy duty business and has a 50% interest in joint ventures in India and China and smaller joint ventures in select countries in South America and Asia.

At September 30, 2017 and 2016, Valvoline’s stockholders’ deficit included $28 million and $26 million, respectively, of undistributed earnings from affiliates accounted for on the equity method. The summarized financial information for all companies accounted for on the equity method by Valvoline is as of and for the years ended September 30, 2017, 2016 and 2015 as follows:

(In millions)	2017	2016	2015
Financial position
Current assets	$105	$86
Current liabilities	(69)	(55)
Working capital	36	31
Noncurrent assets	25	24
Noncurrent liabilities	(1)	(2)
Stockholders’ equity	$60	$53
Results of operations
Sales	$289	$255	$275
Income from operations	53	46	48
Net income	25	23	24
Amounts recorded by Valvoline
Investments and advances	$30	$26	$29
Equity income (loss) (a)	12	12	(2)
Distributions received	8	16	18

(a) 2015 includes a $14 million impairment of the equity method investment in Venezuela as further discussed in Note 4.

NOTE 6 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable as of the Consolidated Balance Sheet dates:

(In millions)	September 30, 2017	September 30, 2016
Trade and other accounts receivable	$390	$368
Less: Allowance for doubtful accounts	(5)	(5)
	$385	$363

Prior to the Distribution in May 2017, Ashland was party to an agreement to sell certain Valvoline customer accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constituted an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement was to decrease the time accounts receivable is outstanding and increase cash flows as Ashland in turn remitted payment to Valvoline. During fiscal 2017 and prior to the Distribution, there was $40 million of accounts receivable sold, and during the year ended September 30, 2016, there was $126 million of accounts receivable sold to the financial institution under this agreement.

Following the Distribution, Valvoline became party to the arrangement to sell certain customer accounts receivable in the form of draft or bills of exchange to the financial institution. Following Distribution through the remainder of the year ended September 30, 2017, Valvoline sold $50 million of accounts receivable to the financial institution.

NOTE 7 – INVENTORIES

Inventories are carried at the lower of cost or market value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain lubricants with a replacement cost of $83 million at September 30, 2017 and $68 million at September 30, 2016 are valued at cost using the LIFO method.

The following summarizes Valvoline’s inventories in the Consolidated Balance Sheets as of September 30:

(In millions)	2017	2016
Finished products	$180	$149
Raw materials, supplies and work in process	31	21
LIFO reserves	(33)	(29)
Excess and obsolete inventory reserves	(3)	(2)
	$175	$139

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2017	2016
Land	$51	$50
Buildings (a)	286	216
Machinery and equipment	442	382
Construction in progress	44	79
Total property, plant and equipment	823	727
Accumulated depreciation (b)	(432)	(403)
Net property, plant and equipment	$391	$324

(a)	Includes $28 million and $7 million of assets under capitalized leases as of September 30, 2017 and September 30, 2016 respectively.

(b)	Includes $4 million and $2 million for assets under capitalized leases as of September 30, 2017 and September 30, 2016, respectively.

Non-cash accruals included in total property, plant and equipment totaled $39 million and $25 million for the years ended September 30, 2017 and 2016, respectively. There were no non-cash accruals included in total property, plant and equipment in 2015.

The following summarizes property, plant and equipment charges included within the Consolidated Statements of Comprehensive Income.

(In millions)	2017	2016	2015
Depreciation (includes capital leases)	$42	$38	38

NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill
The following summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during 2017 and 2016:

(In millions)	Core North America	Quick Lubes	International	Total
Balance at September 30, 2015	$89	$41	$40	$170
Acquisitions (a)	—	94	—	94
Balance at September 30, 2016	89	135	40	264
Acquisitions (b)	—	66	—	66
Balance at September 30, 2017	$89	$201	$40	$330

(a)	Relates to the acquisition of Oil Can Henry's in 2016, as well as other smaller Quick Lubes acquisitions in 2016.

(b)	Relates to the acquisition of the business assets of Time-It Lube of $44 million and $22 million for the acquisition of 15 additional locations within the Quick Lubes reportable segment during 2017.

Other intangible assets

Valvoline's purchased intangible assets were specifically identified when acquired and have finite lives. These assets are reported in Goodwill and intangibles in the Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company's intangible assets as of September 30:

(In millions)	2017			2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$2	(1)	$1	$1	$—	$1
Customer relationships	5	(2)	3	3	$(2)	1
Other intangible assets	1	—	1	1	$—	1
Total definite-lived intangible assets	$8	$(3)	$5	$5	$(2)	$3

Amortization expense recognized on intangible assets during the years ended September 30, 2017 and 2016, as well as the expected amortization expense for the next five years is immaterial in each period and in the aggregate.

NOTE 10 – OTHER NONCURRENT ASSETS AND CURRENT AND NONCURRENT LIABILITIES

The following table provides the components of Other noncurrent assets in the Consolidated Balance Sheets as of September 30:

(In millions)	2017	2016
Non-qualified trust investments	$30	$34
Notes receivable from customers	35	26
Customer incentive programs	11	16
Other	12	13
	$88	$89

The following table provides the components of Accrued expenses and other liabilities in the Consolidated Balance Sheets as of September 30:

(In millions)	2017	2016
Sales deductions and rebates	$54	$67
Accrued pension and other postretirement plans	20	24
Incentive compensation	23	21
Accrued vacation	20	18
Accrued taxes (excluding income taxes)	6	14
Accrued payroll	10	9
Accrued interest	7	4
Other current taxes payable	1	5
Other	55	42
	$196	$204

The following table provides the components of Other noncurrent liabilities in the Consolidated Balance Sheets as of September 30:

(In millions)	2017	2016
Obligations to Ashland (a)	$74	$71
Self-insurance reserves	17	25
Deferred compensation	14	8
Unfavorable leasehold interest	6	7
Capitalized lease obligations	25	6
Financing obligations	33	19
Other	9	7
	$178	$143

(a) Principally includes amounts due to Ashland under the terms of the Tax Matters Agreement further described in Note 13. Under the Tax Matters Agreement, amounts due to Ashland include the value of certain tax attributes as well as amounts payable to Ashland for various uncertain tax positions and tax-related indemnification obligations.

NOTE 11 – DEBT

The following table summarizes Valvoline’s short-term borrowings and long-term debt at September 30:

(In millions)	2017	2016
2025 Notes	$400	$—
2024 Notes	375	$375
Term Loans	285	375
2017 Accounts Receivable Securitization	75	—
Revolver	—	—
Other (a)	(11)	(7)
Total debt	$1,124	$743
Short-term debt	75	—
Current portion of long-term debt	15	19
Long-term debt	$1,034	$724

(a) At September 30, 2017, Other includes $13 million of debt issuance costs and discounts and $2 million of debt acquired through acquisitions. At September 30, 2016, Other included $9 million of debt issuance costs cost discounts and $2 million of debt acquired through acquisitions.
Senior Notes Due 2025
During August 2017, Valvoline completed the issuance of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million. The 2025 Notes are guaranteed by each of Valvoline's subsidiaries that guarantee obligations under the existing senior secured credit facility. The net proceeds of the offering of $394 million (after deducting initial purchasers' discounts and debt issuance costs) were used to make a voluntary contribution to the Company's qualified U.S. pension plan.
The 2025 Notes contain customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the 2025 Notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2025 Notes from the holders thereof. The 2025 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the indentures governing the 2025 Notes.
Senior Notes Due 2024
During July 2016, Valvoline completed the issuance of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million. The 2024 Notes are guaranteed by each of Valvoline's subsidiaries that guarantee obligations under the existing senior secured credit facility. The net proceeds of the offering of $370 million (after deducting initial purchasers’ discounts and debt issuance costs) were transferred to Ashland.

The 2024 Notes contain customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the 2024 Notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2024 Notes from the holders thereof. The 2024 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the indentures governing the 2024 Notes.

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
At Valvoline’s option, the loans issued under the 2016 Senior Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate fluctuates between LIBOR plus 1.500% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.500% per annum and the alternate base rate plus 1.500% annum), based upon Valvoline’s corporate credit ratings or the consolidated first lien net leverage ratio (as defined in the 2016 Senior Credit Agreement).
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
As of September 30, 2017, Valvoline is in compliance with all covenants under the 2016 Senior Credit Agreement. As of September 30, 2017 and 2016, there were no amounts outstanding on the Revolver. Total borrowing capacity remaining under the 2016 Senior Credit Agreement was $436 million under the Revolver, due to a reduction of $14 million for letters of credit at September 30, 2017.

Accounts Receivable Securitization

In November 2016, Valvoline entered into a $125 million accounts receivable securitization facility (the “2017 Accounts Receivable Securitization”) with various financial institutions. The Company may from time to time, obtain up to $125 million (in the form of cash or letters of credit) through the sale of an undivided interest in its accounts receivable. The agreement has a term of one year but is extendable at the discretion of the Company and the financial institutions. The Company accounts for the 2017 Accounts Receivable Securitization as secured borrowings, which are classified as Short-term debt, and the receivables sold remain in Accounts receivable in the Consolidated Balance Sheets.

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 Accounts Receivable Securitization and used the net proceeds to repay an equal amount of the Term Loans. As a result, the Company recognized an immaterial charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in Net interest and other financing expense in the Consolidated Statements of Comprehensive Income for the year ended September 30, 2017. At September 30, 2017, $75 million was outstanding and the total borrowing capacity remaining under the 2017 Accounts Receivable Securitization was up to $50 million. The weighted average interest rate for this instrument was 1.8% for the year ended September 30, 2017.

Deferred Debt Issuance Costs and Discounts

As of September 30, 2017 and 2016, Valvoline had approximately $16 million and $13 million, respectively, in deferred debt issuance costs and discounts, comprised of $3 million in both periods in Other noncurrent assets related to the Revolver as there was no balance outstanding and the remainder recorded in Long-term debt as a direct reduction to the related debt obligations on the Consolidated Balance Sheets. During fiscal 2017, Valvoline recorded an additional $6 million in deferred debt issuance costs and discounts related to the 2025 Notes and $3 million in amortization expense in Net interest and other financing expense in the Consolidated Statements of Comprehensive Income, which included $1 million of accelerated amortization due to the repayment on the Term Loans in connection with the 2017 Accounts Receivable Securitization borrowing. During fiscal 2016, Valvoline deferred debt issuance costs and discounts of $17 million, of which approximately $4 million of amortization was accelerated as a result of the repayment on the Term Loans. Debt issuance costs and discounts that are incurred by the Company in connection with the issuance of debt are deferred and generally amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.

Long-term Debt Maturities
The future estimated maturities of long-term debt, excluding debt issuance costs and discounts, are as follows:

(In millions)
Year ending September 30
2018	$90
2019	30
2020	30
2021	211
2022	—
Thereafter	776
Total	$1,137

NOTE 12 – LEASE COMMITMENTS

Valvoline and its subsidiaries are lessees of office buildings, Quick Lubes stores, transportation equipment, warehouses and storage facilities, other equipment, and other facilities and properties under leasing agreements that expire at various dates. Capitalized lease obligations are primarily included in Other noncurrent liabilities while capital lease assets are included in Net property, plant and equipment.

As of September 30, 2017, future minimum rental payments for operating leases, capital leases and other financing obligations are as follows:

(In millions)	Operating leases (a)	Capital leases and financing obligations
2018	$21	$6
2019	19	6
2020	14	7
2021	11	6
2022	10	6
Thereafter	38	52
Total future minimum lease payments	$113	$83

(a) Minimum payments have not been reduced by minimum sublease rentals of $5 million due in the future under noncancelable subleases.

Rental expense under operating leases for operations was as follows for the years ended September 30:

(In millions)	2017	2016	2015
Minimum rentals (including rentals under short-term leases)	$18	$15	$12
Contingent rentals	2	2	2
Sublease rental income	(1)	(1)	(1)
	$19	$16	$13

NOTE 13 – INCOME TAXES

For the years ended September 30, income tax expense consisted of the following:

(In millions)	2017	2016	2015
Current
Federal	$47	$99	$81
State	8	24	16
Foreign	14	12	13
	69	135	110
Deferred
Federal (a)	106	14	(5)
State (b)	12	2	(1)
Foreign	(1)	(3)	(3)
	117	13	(9)
Income tax expense	$186	$148	$101

(a) Federal deferred income taxes of $106 million net of $96 million operating loss generated in the current year.
(b) State deferred income taxes of $12 million net of $10 million operating loss generated in the current year and a $4 million valuation allowance release.

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. As of September 30, 2017, management intends to indefinitely reinvest approximately $47 million of foreign earnings. Because these earnings are considered indefinitely reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings, and it is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted.

Temporary differences that give rise to significant deferred tax assets and liabilities are presented in the following table as of September 30:

(In millions)	2017	2016
Deferred tax assets
Federal net operating loss carryforwards (a)	$96	$—
Foreign net operating loss carryforwards (b)	1	1
State net operating loss carryforwards (c)	28	18
Employee benefit obligations	132	351
Compensation accruals	29	17
Environmental, self-insurance and litigation reserves (net of receivables)	6	10
Credit carryforwards (d)	13	20
Other items	7	5
Valuation allowances (e)	(8)	(12)
Total deferred tax assets	304	410
Deferred tax liabilities
Goodwill and other intangibles (f)	3	—
Property, plant and equipment	17	21
Unremitted earnings	3	2
Total deferred tax liabilities	23	23
Net deferred tax asset	$281	$387

(a)	Gross federal net operating loss carryforwards of $273 million will expire in 2037.

(b)	Gross foreign net operating loss carryforwards of $5 million will expire in the years 2020 to 2037.

(c)	Apportioned net operating loss carryforwards of $620 million will expire in future years as follows: $8 million in 2019, and the remaining balance in the years 2020 to 2037.

(d)
Credit carryforwards consist primarily of foreign tax credits of $5 million expiring in 2027, research and development credits of $7 million expiring in the years 2034 to 2037 and alternative minimum tax credits of $1 million with no expiration date.

(e)	Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards, and certain other deferred tax assets.

(f)	The total gross amount of goodwill as of September 30, 2017 expected to be deductible for tax purposes is $79 million.

As of September 30, 2017 and 2016, valuation allowances of $8 million and $12 million, respectively, were recorded on the Consolidated Balance Sheets related to deferred tax assets that are not expected to be realized or realizable.

The U.S. and foreign components of income before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow.

(In millions)	2017	2016	2015
Income before income taxes
United States (a)	$433	$382	$245
Foreign	57	39	52
Total income before income taxes	$490	$421	$297

Income taxes computed at U.S. statutory rate (35%)	$171	$147	$104
Increase (decrease) in amount computed resulting from
Uncertain tax positions	2	3	1
State taxes	17	16	9
International rate differential	(7)	(5)	(8)
Permanent items (b)	(8)	(11)	(5)
Tax Matters Agreement activity	10	—	—
Other items	1	(2)	—
Income tax expense	$186	$148	$101

(a)	A significant component of the fluctuations within this caption relates to the remeasurements of the U.S. pension and other postretirement plans.

(b)
Permanent items in each year relate primarily to the domestic manufacturing deduction and income from equity affiliates. Further, 2017 includes adjustments related to certain non-deductible separation costs of $2 million, and 2015 includes adjustments related to the sale of the Venezuela joint venture of $6 million.

Income tax expense for the year ended September 30, 2017 was $186 million or an effective tax rate of 38.0% compared to an expense of $148 million or an effective tax rate of 35.2% for the year ended September 30, 2016 and expense of $101 million or an effective tax rate of 34.0% for the year ended September 30, 2015. The increase in the 2017 and 2016 effective tax rates is partially due to the increase in income from pension and other postretirement benefits that generated significant income amounts in higher tax rate jurisdictions. Additionally, in fiscal 2017, the effective tax rate was impacted by income tax expense resulting from the Tax Matters Agreement activity with Ashland, certain non-deductible separation costs, and the partial loss of certain tax deductions from the $394 million voluntary contribution to the U.S. qualified pension plan, partially offset by a benefit from a state valuation allowance release. For fiscal years 2017 through 2015, the effective tax rate was impacted favorably by the lower tax rate on foreign earnings and net favorable permanent items. These favorable items are offset by the unfavorable impact of state taxes, and these adjustments net to an immaterial overall impact to the effective tax rate for each year.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process.  The first step requires Valvoline to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Valvoline to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. Valvoline had $10 million and $8 million of unrecognized tax benefits at September 30, 2017 and 2016, respectively.  As of September 30, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate was $10 million. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate.
Valvoline recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the Consolidated Statements of Comprehensive Income. Such interest and penalties were immaterial in each of the years ended September 30, 2017, 2016 and 2015.  Valvoline had $1 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2017 and 2016.

The table below is a rollforward of the changes in gross unrecognized tax benefits for the past three fiscal years:

(In millions)
Balance at September 30, 2014	$4
Increases related to positions taken on items from prior years	1
Balance at September 30, 2015	5
Increases related to positions taken on items from prior years	2
Increases related to positions taken in the current year	1
Balance at September 30, 2016	8
Increases related to positions taken in the current year	2
Balance at September 30, 2017	$10

From a combination of statute expirations and audit settlements in the next twelve months, Valvoline expects no significant decrease in the amount of accrual for uncertain tax positions. For the remaining balance as of September 30, 2017, it is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statute of limitations; however, Valvoline is not able to estimate the impact of these items at this time.
Valvoline or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, or it is included in a consolidated return in these jurisdictions.  Foreign taxing jurisdictions significant to Valvoline include Australia, Canada, Mexico, China, Singapore, India and the Netherlands. Valvoline is subject to U.S. federal income tax examinations, either directly or as part of a consolidated return, by tax authorities for periods after September 30, 2011 and U.S. state income tax examinations by tax authorities for periods after September 30, 2006. With respect to countries outside of the United States, with certain exceptions, Valvoline’s foreign subsidiaries are subject to income tax audits for years after 2006.

Tax Matters Agreement

For the periods prior to the separation from Ashland and Distribution, Valvoline is included in Ashland’s consolidated U.S. and state income tax returns and in tax returns of certain Ashland international subsidiaries (collectively, the “Ashland Group Returns”). Under the Tax Matters Agreement between Valvoline and Ashland that was entered into on September 22, 2016, Ashland will generally make all necessary tax payments to the relevant tax authorities with respect to Ashland Group Returns, and Valvoline will make tax sharing payments to Ashland, inclusive of tax attributes utilized. The amount of the tax sharing payments will generally be determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed their own consolidated, combined or separate tax returns for the period from the IPO to Distribution that include only Valvoline and/or its relevant subsidiaries, as the case may be. During fiscal 2017, Valvoline made $48 million in net tax-sharing payments to Ashland for the period prior to Distribution. In addition, Valvoline recognized a $16 million benefit in Selling, general and administrative expense for a reduction in amounts due to Ashland under the Tax Matters Agreement as a result of Ashland’s estimated utilization of Valvoline tax attributes in the Ashland Group Returns. This benefit was offset by additional income tax expense of $16 million.
For taxable periods that begin on or after the day after the date of Distribution, Valvoline is not included in any Ashland Group Returns and will file tax returns that include only Valvoline and/or its subsidiaries, as appropriate. Valvoline will not be required to make tax sharing payments to Ashland for those taxable periods. Nevertheless, Valvoline has (and will continue to have following Distribution) joint and several liability with Ashland to the U.S. Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland consolidated group.

The Tax Matters Agreement also generally provides that Valvoline has indemnified Ashland for the following items:

•	Taxes of Valvoline for all taxable periods that begin on or after the day after the date of the Distribution;

•	Taxes of Valvoline for the period between the IPO and full separation from Ashland and Distribution that are not attributable to Ashland Group Returns;

•	Taxes for the pre-IPO period that arise on audit or examination and are directly attributable to the Valvoline business;

•
Certain U.S. federal, state or local taxes for the pre-IPO period of Ashland and/or its subsidiaries for that period that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Ashland chemicals business;

•	Certain tax attributes inherited from Ashland as the result of the Contribution from Ashland; and

•	Transaction Taxes (as defined below) that are allocated to Valvoline under the Tax Matters Agreement.

Total liabilities related to these and other obligations owed to Ashland under the Tax Matters Agreement are $62 million and $66 million at September 30, 2017 and 2016, respectively. The net liability at September 30, 2017 consisted of $1 million recorded in Accrued expenses and other liabilities and $61 million recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. As of September 30, 2016, the net liability consisted of $5 million of receivables recorded in Other current assets and $71 million recorded in Other noncurrent liabilities in the Consolidated Balance Sheets.
The Tax Matters Agreement also provides that Valvoline indemnify Ashland for any taxes (and reasonable expenses) resulting from the failure of the Distribution to qualify for non-recognition of gain and loss or certain reorganization transactions related to the Contribution or the Distribution to qualify for their intended tax treatment (“Transaction Taxes”), where the taxes result from (1) breaches of covenants (including covenants containing the restrictions described below that are designed to preserve the tax-free nature of the Stock Distribution), (2) the application of certain provisions of U.S. federal income tax law to the Distribution with respect to acquisitions of Valvoline’s common stock or (3) any other actions that Valvoline knows or reasonably should expect would give rise to such taxes. The Tax Matters Agreement also requires Valvoline to indemnify Ashland for a portion of certain other Transaction Taxes allocated to Valvoline based on Valvoline’s market capitalization relative to the market capitalization of Ashland.

Valvoline will have either sole control, or joint control with Ashland, over any audit or examination related to taxes for which Valvoline is required to indemnify Ashland.

The Tax Matters Agreement imposes certain restrictions on Valvoline and its subsidiaries (including restrictions on share issuances or repurchases, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free nature of the Distribution. These restrictions will apply for the two-year period after the Distribution. However, Valvoline will be able to engage in an otherwise restricted action if Valvoline obtains an appropriate opinion from counsel or ruling from the IRS.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Pension and other postretirement plans

Prior to the Contribution in fiscal 2016, Valvoline employees were eligible to participate in pension and other postretirement benefit plans sponsored by Ashland in many of the countries where the Company does business. Prior to the Contribution, the Company accounted for its participation in Ashland-sponsored pension and other postretirement benefit plans as a participation in a multiemployer plan, and recognized its allocated portion of net periodic benefit cost based on Valvoline-specific plan participants. In conjunction with the Contribution, certain of Ashland's pension and other postretirement benefit obligations and plan assets were transferred to and assumed by the Company, for which Valvoline accounts for as single-employer plans prospectively from the Contribution in late fiscal 2016. As single-employer plans, Valvoline recognizes the net liabilities and the full amount of any costs or gains. Valvoline also had certain international single-employer pension plans prior to the Contribution for which the net liabilities and associated costs have been recognized in the historical periods.

Valvoline recognizes the funded status of each applicable plan on the Consolidated Balance Sheets whereby each underfunded plan is recognized as a liability. Changes in the fair value of plan assets and net actuarial gains or losses are recognized upon remeasurement, which is at least annually in the fourth quarter of each year.

The majority of U.S. pension plans have been closed to new participants since January 1, 2011 and effective September 30, 2016, the accrual of pension benefits for participants were frozen. In addition, most foreign pension plans are closed to new participants while those that remain open relate to areas where local laws require plans to operate within the applicable country.

In addition, Valvoline sponsors healthcare and life insurance plans for certain qualifying retired or disabled employees. During March 2016, these other postretirement benefit plans were amended to reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The effect of these plan amendments resulted in a remeasurement gain of $8 million within Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Consolidated Statements of Comprehensive Income during the first fiscal quarter of 2017. These plans have limited the annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred. As a result, health care cost trend rates do not have a significant impact on the Company's future obligations for these plans. The assumed pre-65 health care cost trend rate as of September 30, 2017 was 7.9% and continues to be reduced to 4.5% in 2037 and thereafter.
Pension annuity programs
On August 29, 2017, Valvoline used pension assets to purchase a non-participating annuity contract from an insurer that will pay and administer future pension benefits for approximately 6,000 participants within the qualified U.S. pension plan. Valvoline transferred approximately $585 million of the outstanding pension benefit obligation in exchange for pension trust assets whose value approximated the liability value.

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
The annuity purchase transactions did not generate a material settlement adjustment during 2017 or 2016. The insurers have unconditionally and irrevocably guaranteed the full payment of benefits to plan participants associated with the annuity purchase and benefit payments will be in the same form that was in effect under the plan. The insurers have also assumed all investment risk associated with the pension assets that were delivered as annuity contract premiums.
Components of net periodic benefit costs (income)

For segment reporting purposes, service cost is allocated to each reportable segment, while all other net periodic benefit costs are recorded within Unallocated and other. The following table summarizes the components of pension and other postretirement plans net periodic benefit costs (income) and the assumptions used in this determination for the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2017	2016	2015	2017	2016	2015
Net periodic benefit (income) costs
Service cost	$2	$3	$1	$—	$—	$—
Interest cost	86	11	3	1	—	—
Expected return on plan assets	(145)	(17)	(3)	—	—	—
Amortization of prior service credit (a)	—	—	—	(12)	(1)	—
Actuarial (gain) loss	(63)	(42)	2	(5)	—	—
Pre-separation allocation from Ashland (b)	—	21	43	—	—	—
	$(120)	$(24)	$46	$(16)	$(1)	$—
Weighted-average plan assumptions (c)
Discount rate for service cost (d)	2.15%	4.10%	4.08%	2.95%	4.25%	—
Discount rate for interest cost (d)	2.84%	3.23%	4.08%	2.64%	2.92%	—
Rate of compensation increase	2.99%	3.23%	3.15%	—	—	—
Expected long-term rate of return on plan assets	6.56%	6.77%	5.34%	—	—	—

(a) Other postretirement plan changes announced in March 2016 resulted in negative plan amendments that are being amortized within this caption during 2017 and 2016.

(b)
The pre-Contribution allocation from Ashland are costs in fiscal 2015 and 2016 until the transfer of plans to Valvoline at September 1, 2016. The allocation during 2016 and 2015 is comprised of service cost of $7 million and $8 million, respectively; non-service income of $10 million and $9 million, respectively; and actuarial losses of $24 million and $44 million, respectively.

(c ) The plan assumptions are a blended weighted-average rate for Valvoline’s U.S. and non-U.S. plans. The assumptions for 2015 only reflect Valvoline stand-alone plans. The 2016 assumptions reflect a combination of a full year of Valvoline stand-alone plans and one month for the plans transferred to Valvoline on September 1, 2016. The U.S. pension plans represented approximately 97% of the total pension benefits projected benefit obligation at September 30, 2017. Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 76% of the total other postretirement projected benefit obligation at September 30, 2017. Non-U.S. plans use assumptions generally consistent with those of U.S. plans.
(d) Weighted-average discount rates reflect the adoption of the full yield curve approach in 2016.

The following table shows the amortization of prior service cost (credit) recognized in accumulated other comprehensive loss.

	Pension benefits		Other postretirement benefits
(In millions)	2017	2016	2017	2016
Transfer in of unrecognized prior service cost (credit)	$—	$1	$—	$(81)
Amortization of prior service credit	—	—	12	1
Total amount recognized in accumulated other comprehensive income	—	1	12	(80)
Net periodic benefit income	(120)	(24)	(16)	(1)
Total amount recognized in net periodic benefit income and accumulated other comprehensive income	$(120)	$(23)	$(4)	$(81)

Amounts to be Recognized

The following table shows the amount of prior service credit in accumulated other comprehensive loss at September 30, 2017 that is expected to be recognized as a component of net periodic benefit cost (income) during the fiscal 2018:

(In millions)	Pension benefits	Other postretirement benefits
Prior service credit	$—	$(12)

Obligations and funded status

Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2017 and 2016 follow for the Valvoline-sponsored pension and other postretirement benefit plans included within the Consolidated Balance Sheets.

(In millions)	Pension benefits		Other postretirement benefits
	2017	2016	2017	2016
Change in benefit obligations
Benefit obligations at October 1	$3,138	$59	$73	$—
Transfer from Ashland	—	3,523	—	75
Service cost	2	3	—	—
Interest cost	86	11	1	—
Participant contributions	—	—	3	1
Benefits paid	(210)	(20)	(16)	(3)
Actuarial (gain)	(60)	(66)	(5)	—
Foreign currency exchange rate changes	4	1	1	—
Transfers in	6	—	—	—
Curtailment/Settlement	(585)	(373)	—	—
Benefit obligations at September 30	$2,381	$3,138	$57	$73
Change in plan assets
Value of plan assets at October 1	$2,307	$46	$—	$—
Transfer from Ashland	—	2,653	—	—
Actual return on plan assets	148	(7)	—	—
Employer contributions	412	6	13	2
Participant contributions	—	—	3	1
Benefits paid	(210)	(20)	(16)	(3)
Foreign currency exchange rate changes	3	2	—	—
Curtailment/Settlement	(585)	(373)	—	—
Transfers in	6	—	—	—
Value of plan assets at September 30	$2,081	$2,307	$—	$—

Unfunded status of the plans	$(300)	$(831)	$(57)	$(73)

Amounts recognized in the Consolidated Balance Sheets
Current benefit liabilities	$(11)	$(11)	(8)	(11)
Noncurrent benefit liabilities	(289)	(820)	(49)	(62)
Net amount recognized	$(300)	$(831)	$(57)	$(73)

Amounts recognized in accumulated other comprehensive income (loss)
Prior service cost (credit)	$2	$2	$(68)	$(80)
Total amount in accumulated other comprehensive income (loss)	$2	$2	$(68)	$(80)

Weighted-average plan assumptions
Discount rate	3.76%	3.54%	3.48%	2.92%
Rate of compensation increase	3.13%	3.10%	—	—

The accumulated benefit obligation for all pension plans was $2.4 billion at September 30, 2017 and $3.1 billion at September 30, 2016. Information for pension plans with a benefit obligation in excess of plan assets follows for the plans included within the Consolidated Balance Sheets as of September 30:

(In millions)	2017		2016
	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligation in excess of plan assets	$2,381	$2,081	$3,138	$2,307
Plans with accumulated benefit obligation in excess of plan assets	2,368	2,072	3,125	2,298

Plan assets

The weighted average expected long-term rate of return on pension plan assets was 6.56% and 6.77% for 2017 and 2016, respectively.  The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Valvoline’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2017.  For additional information and a detailed description of each level within the fair value hierarchy, refer to Note 3.

(In millions)	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$13	$13	$—	$—
U.S. government securities	339	207	132	—
Other government securities	86	—	86	—
Corporate debt instruments	1,197	934	263	—
Corporate stocks	16	—	16	—
Other investments	16	—	—	16
Total assets in fair value hierarchy	$1,667	$1,154	$497	$16
Investments measured at net asset value:
Private equity and hedge funds	$414
Total investments measured at net asset value	$414	$—	$—	$—
Total assets at fair value	$2,081	$1,154	$497	$16

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2016.

(In millions)	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Cash and cash equivalents	$81	$81	$—	$—
U.S. government securities	85	—	85	—
Other government securities	73	—	73	—
Corporate debt instruments	1,077	877	200	—
Corporate stocks	242	134	108	—
Other investments	23	—	—	23
Total assets in fair value hierarchy	$1,581	$1,092	$466	$23
Investments measured at net asset value:
Private equity and hedge funds	$726
Total investments measured at net asset value	$726	$—	$—	$—
Total assets at fair value	$2,307	$1,092	$466	$23

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

Investments measured at net asset value primarily consist of private equity and hedge funds and are not categorized within the fair value hierarchy. Valvoline's investments in these funds are primarily valued using the net asset value per share of underlying investments as determined by the respective individual fund administrators on a daily, weekly or monthly basis, depending on the fund. These investments have redemption notice periods that generally range from 5 to 90 days and various redemption frequencies, ranging from monthly to annually. Valvoline’s pension plans also hold Level 3 investments primarily within real estate investments subject to valuation techniques based on unobservable valuation methodologies and data employed by the fund manager to value these investments. Such valuations are reviewed by portfolio managers who determine the estimated value of the collective funds based on these inputs. The following table provides a reconciliation of the beginning and ending balances for these Level 3 assets.

(In millions)	Total Level 3 assets
Balance at September 30, 2015	$—
Transfer in	23
Balance at September 30, 2016	$23
Actual return on plan assets related to assets held at September 30, 2017	(7)
Balance at September 30, 2017	$16

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

The current target asset allocation for the U.S. plan is 80% fixed securities and 20% equity securities. Fixed income securities primarily include long duration high grade corporate debt obligations. Risk assets include both traditional equity as well as a mix of non-traditional assets such as hedge funds and private equity. Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Valvoline’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations. The weighted-average asset allocations for Valvoline’s U.S. and non-U.S. plans at September 30, 2017 and 2016 by asset category follow.

	Target	2017	2016
Plan assets allocation
Equity securities	10-30%	20%	46%
Debt securities	70-90%	78%	52%
Other	0-20%	2%	2%
		100%	100%

Funding and Benefit Payments

During fiscal 2017 and 2016, Valvoline contributed $412 million and $6 million, respectively, to its pension plans. The 2017 contributions include $394 million of discretionary contributions made to the U.S. qualified pension plan funded by the proceeds received from the 2025 Notes described in Note 11. Valvoline does not plan to contribute to the U.S. qualified pension plan in 2018, but expects to contribute approximately $14 million to its U.S. non-qualified and non-U.S. pension plans during 2018.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five years and in aggregate for five years thereafter.

(In millions)	Pension benefits	Other postretirement benefits
2018	$145	$8
2019	145	6
2020	146	4
2021	147	3
2022	148	3
Thereafter	737	15
Total	$1,468	$39

Other plans

During 2017, Valvoline began sponsoring its own savings plan. This plan provides matching contributions subject to a maximum percentage. Expense associated with this plan in 2017 was $14 million. For 2016 and 2015, qualifying Valvoline employees were eligible to participate in Ashland’s qualified savings plan, and Valvoline’s allocated expense related to these defined contributions was $11 million in each 2016 and 2015. After the IPO, Valvoline sponsors various other benefit plans, some of which are required by different countries. Total current and noncurrent liabilities associated with these plans were $1 million and $4 million, respectively, as of September 30, 2017, and $2 million and $4 million, respectively, as of September 30, 2016.

NOTE 15 – LITIGATION, CLAIMS AND CONTINGENCIES

From time to time Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were immaterial during the year ended September 30, 2017. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources. While

Valvoline cannot predict with certainty the outcome of such matters, it believes that adequate reserves have been recorded, where appropriate, which were immaterial as of September 30, 2017 and 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these matters; however, Valvoline believes that such potential losses will not be material.

NOTE 16 - STOCK-BASED COMPENSATION PLANS

Prior to the Distribution, share-based awards for key Valvoline employees and directors were principally settled in Ashland common stock and granted through participation in Ashland’s stock incentive plans, primarily in the form of stock appreciation rights (“SARs”), restricted stock, performance shares and other nonvested stock awards. In periods preceding the Distribution, stock-based compensation expense was allocated to Valvoline based on the awards and terms previously granted. In connection with the Distribution on May 12, 2017, outstanding Ashland share-based awards held by Valvoline employees and directors were converted to equivalent share-based awards of Valvoline based on an exchange ratio of Ashland’s fair market value prior to Distribution in relation to Valvoline’s fair market value post-Distribution.

The 2016 Valvoline Inc. Incentive Plan (the “Valvoline Incentive Plan”) was adopted by Valvoline's Board of Directors, effective October 1, 2016, after having been approved by Ashland as controlling stockholder on September 27, 2016. Share-based awards granted under the Valvoline Incentive Plan contain similar terms and conditions as those granted under the Ashland stock incentive plans. A total of 7 million shares are authorized to be issued under the Valvoline Incentive Plan, with approximately 5 million remaining available for issuance as of September 30, 2017.

Valvoline recognizes stock-based compensation expense within the Selling, general and administrative expense caption of the Consolidated Statements of Comprehensive Income. In the periods following the Distribution, Valvoline recognizes stock-based compensation expense based on the grant date fair value of new or modified awards over the requisite vesting period. Stock-based compensation expense was $10 million, $11 million, and $9 million for the years ended September 30, 2017, 2016 and 2015, respectively. During the prior year periods, this expense was based on an allocation from Ashland, and during the year ended September 30, 2017, these allocations were $4 million. Included in the total stock-based compensation expense below is approximately $1 million for the year ended September 30, 2017 related to certain awards that are cash-settled and liability-classified; therefore, fair value is remeasured at the end of each reporting period until settlement.

The following is a summary of stock-based compensation expense recognized by the Company during the year ended September 30, 2017:

(In millions)	2017
Stock appreciation rights	$3
Nonvested stock awards	5
Performance awards	2
Total stock-based compensation expense, pre-tax	10
Tax benefit	(4)
Total stock-based compensation expense, net of tax	$6

Stock Appreciation Rights

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

The risk-free interest rate assumptions were based on the U.S. Treasury yield curve in effect at the time of the modification for the expected term of the instrument. The dividend yield reflected the assumption at the time that the current dividend payout will continue with no anticipated increases. Due to the lack of historical data for Valvoline, the volatility assumption was calculated by utilizing average volatility of peer companies with look-back periods commensurate with the expected term for each tranche of awards. The expected term is based on the vesting period and contractual term for each vesting tranche of awards, which generally utilized the mid-point between the vesting date and the expiration date as the expected term.

The following table summarizes the activity relative to SARs for the year ended September 30, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
SARs outstanding at September 30, 2016	—	$—		$—
Conversion of Ashland awards to awards in Valvoline stock	1,896	17.53
Exercised (a)	(45)	17.93		—
Forfeited	(27)	20.24
SARs outstanding at September 30, 2017	1,824	$17.48	7.1 years	$11
SARs exercisable at September 30, 2017	975	$14.90	5.6 years	$8

(a) The aggregate intrinsic value of awards exercised was less than $1 million.

As of September 30, 2017, there was $2 million of total unrecognized compensation costs related to SARs, which is expected to be recognized over a weighted average period of 2.0 years.

Nonvested stock awards

Primarily through Valvoline’s participation in Ashland’s stock incentive plans, nonvested stock awards in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”) were granted to certain Valvoline employees and directors. These awards were granted at a price equal to the fair market value of the underlying common stock on the grant date, generally vest over a one to three-year period, and are subject to forfeiture upon termination of service before the vesting period ends. These awards were primarily granted as RSUs that settle in shares upon vesting, while RSAs result in share issuance at grant, which entitle award holders to voting rights that are restricted until vesting. Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.

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

The following table summarizes nonvested share activity for the year ended September 30, 2017:

	Number of Shares (in thousands)	Weighted Average Modified Grant Date Fair Value per Share
Outstanding balance at September 30, 2016	—	$—
Conversion of Ashland service-based awards to Valvoline awards	843	22.65
Granted	447	22.82
Vested and distributed	(7)	22.65
Forfeitures	(8)	22.55
Outstanding shares at September 30, 2017	1,275	$22.71

As of September 30, 2017, there was $12 million of total unrecognized compensation costs related to nonvested stock awards, which is expected to be recognized over a weighted average period of 2.7 years. The aggregate intrinsic value of the nonvested stock awards as of September 30, 2017 is $30 million.

Performance awards
Through Valvoline’s participation in Ashland’s stock incentive plans, performance shares/units were awarded to certain key Valvoline employees that were tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets. Awards were granted annually, with each award covering a three-year performance and vesting period. Each performance share/unit is convertible to one share of common stock, and the actual number of shares issuable upon vesting is determined based upon actual performance compared to market and financial performance targets. Nonvested performance shares/units generally do not entitle employees to vote the shares or to receive any dividends thereon.

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

Assumptions (weighted average)
Risk-free interest rate (a)	1.2%
Expected dividend yield	1.0%
Expected volatility (b)	21.0%
Expected term (in years)	1.9
(a) The range of risk-free interest rates used for the performance awards converted to Valvoline shares at Distribution was 0.9% to 1.5%.
(b) The range of expected volatility used for the performance awards converted to Valvoline shares at Distribution was 18.9% to 22.4%.

The following table summarizes performance award activity for the year ended September 30, 2017:

	Number of Shares (in thousands)	Weighted Average Modified Grant Date Fair Value per Share
Outstanding balance at September 30, 2016	—	$—
Conversion of Ashland performance-based awards to Valvoline awards	258	18.44
Cancellations	(76)	7.15
Outstanding shares at September 30, 2017	182	$23.20

As of September 30, 2017, there was $2 million of unrecognized compensation costs related to nonvested performance share awards, which is expected to be recognized over a weighted average period of approximately 1.6 years. The aggregate intrinsic value of the nonvested stock awards as of September 30, 2017 is $4 million.

NOTE 17 - EARNINGS PER SHARE

The Company corrected an immaterial error in the EPS calculations previously reported in the consolidated and condensed consolidated financial statements for the periods prior to and including September 30, 2016. EPS was previously reported in these periods based on weighted average common shares outstanding of 204.5 million, which included both the 170 million shares issued to Ashland in the Contribution as well as the 34.5 million shares issued in the IPO on September 28, 2016. The weighted average number of shares outstanding included in the EPS calculation have been revised for the respective prior year periods to include the IPO shares only for the period they were outstanding in the year ended September 30, 2016. The impact of this revision did not affect the fiscal 2017 financial statements or reported net income, financial position or cash flows for any previous period.

Basic and diluted EPS previously reported in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 were $1.33, $0.96 and $0.84 for the years ended September 30, 2016, 2015 and 2014, respectively. After correction of the weighted average number of common shares outstanding, revised basic and diluted EPS were $1.60, $1.15 and $1.02 for the years ended September 30, 2016, 2015 and 2014, respectively. The Company evaluated the impact of the revision on prior periods, assessing materiality quantitatively and qualitatively and concluded that the error was not material to any of the interim and annual periods previously presented. The referenced periods presented herein have been revised accordingly.

EPS is determined under the treasury stock method. The following is the summary of basic and diluted EPS for the years ended September 30:

(In millions except per share data)	2017	2016	2015
Numerator
Net income	$304	$273	$196
Denominator
Weighted average shares used to compute basic EPS (a)	204	170	170
Effect of dilutive securities (b)	—	—	—
Weighted average shares used to compute diluted EPS	204	170	170

Earnings per share
Basic	$1.49	$1.60	$1.15
Diluted	$1.49	$1.60	$1.15

(a) The weighted average number of shares outstanding for the years ended September 30, 2016 and 2015 are based on the 170 million shares issued to Ashland in the Contribution.
(b) During the year ended September 30, 2017, share-based awards that were previously denominated in Ashland common stock were converted to Valvoline common stock at Distribution. As presented in the table, there was not a significant dilutive impact for the year ended September 30, 2017 from potential common shares.

NOTE 18 - STOCKHOLDERS’ DEFICIT

Separation from Ashland

On May 12, 2017, Ashland completed the Distribution of all 170 million shares of Valvoline common stock as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. Based on the shares of Ashland common stock outstanding on the record date, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the Distribution. Concurrent with the Distribution, Ashland's net investment in Valvoline was reduced to zero with a corresponding adjustment to Paid-in capital and Retained deficit. Refer to Note 1 for additional information regarding the separation from Ashland.

Stockholder dividends

The Company's dividend activity during the year ended September 30, 2017 was as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Common Share	Cash Outlay (in millions)	Cash Paid to Ashland (in millions)
November 15, 2016	December 5, 2016	December 20, 2016	$0.049	$10	$8
January 24, 2017	March 1, 2017	March 15, 2017	$0.049	$10	$8
April 27, 2017	June 1, 2017	June 15, 2017	$0.049	$10	$—
July 27, 2017	September 1, 2017	September 15, 2017	$0.049	$10	$—

Share repurchases

On April 24, 2017, Valvoline's Board of Directors authorized a share repurchase program under which Valvoline may repurchase up to $150 million of shares of its common stock through December 31, 2019. During the year ended September 30, 2017, $50 million was used to repurchase approximately 2 million shares of common stock, which were retired on repurchase and recorded as a reduction in Common stock for par value, with the price paid in excess of par value recorded as an increase in Retained deficit. As of September 30, 2017, $100 million remains available for repurchase under this authorization.

Other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Consolidated Statements of Comprehensive Income are presented in the following table, before tax and net of tax effects, for the years ended September 30:

	2017			2016
(In millions)	Before tax	Tax benefit (expense)	Net of tax	Before tax	Tax benefit (expense)	Net of tax
Other comprehensive income (loss)
Unrealized translation gain	$9	$(2)	$7	$10	$(2)	$8
Pension and other postretirement obligation adjustment:
Amortization of unrecognized prior service credits included in net income (a)	(12)	4	(8)	(1)	—	(1)
Total other comprehensive income (loss)	$(3)	$2	$(1)	$9	$(2)	$7

 (a) Amortization of unrecognized prior service credits are included in net periodic benefit income for pension and other postretirement plans and are included in Pension and other postretirement plan non-service income and remeasurement adjustments, net in the Consolidated Statements of Comprehensive Income.

NOTE 19 – RELATED PARTY TRANSACTIONS

Ashland Transactions

Separation from Ashland

Immediately prior to the Distribution, Ashland owned 170 million shares of Valvoline common stock, representing approximately 83% of the outstanding shares of Valvoline common stock. Effective upon the Distribution, Ashland no longer holds any shares of Valvoline common stock. Refer to Note 1 for further information on the separation from Ashland. Also refer to Note 16 for information regarding the conversion of share-based awards from Ashland to Valvoline at Distribution.

Cash management and treasury

For periods prior to the IPO in 2016, Valvoline participated in Ashland’s centralized treasury and cash management processes. Accordingly, the cash and cash equivalents were held by Ashland at the corporate level and were not attributed to Valvoline. Transactions in periods prior to the IPO were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from Ashland’s centralized cash management system are reflected as a component of Ashland's net investment on the Consolidated Balance Sheets and as a financing activity within the accompanying Consolidated Statements of Cash Flows. In the Consolidated Statements of Stockholders’ Equity, Ashland's net investment on the Consolidated Balance Sheets represents the cumulative net investment by Ashland in Valvoline, including net income through the completion of the IPO and net cash transfers to and from Ashland. In the Consolidated Statement of Stockholders’ Deficit, Ashland's net investment represents the cumulative net investment by Ashland in Valvoline through IPO, including net cash transfers to and from Ashland through Distribution.

All significant transactions between Valvoline and Ashland have been included in the consolidated financial statements. In the periods preceding the IPO and Distribution, Valvoline also participated in certain of Ashland's treasury activities related to derivatives and accounts receivable factoring and securitization. Refer to Notes 3 and 6 for additional information.

Transition Services Agreements

Valvoline also entered into a Transition Services Agreement (“TSA”) and Reverse Transition Services Agreement (“RTSA”) and certain other agreements in connection with the Separation Agreement with Ashland to cover certain continued corporate services provided by Valvoline and Ashland to each other following the completion of Valvoline’s IPO. In connection with the IPO, Valvoline began to set up its own corporate functions, and pursuant to the TSA, Ashland provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury services. Pursuant to the RTSA, Valvoline provided various corporate support services, including certain human resources, information technology, office and building, security and tax services, as well as certain regulatory compliance services required during the period in which Valvoline remained a majority-owned subsidiary of Ashland. Additional services may be identified from time to time and also be provided under the TSA and RTSA. In general, these agreements began following the completion of the IPO and cover a period not expected to exceed 24 months. The charges associated with these services were not material during the years ended September 30, 2016 and 2017, and are consistent with expenses that Ashland has historically allocated or incurred with respect to such services, plus a mark-up of five percent.

Related party receivables and payables

At September 30, 2017, Valvoline had total net obligations due to Ashland of $74 million, of which $2 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded and Other noncurrent liabilities in the Consolidated Balance Sheets. These liabilities generally relate to net obligations due to Ashland under the Tax Matters Agreement as well as reimbursements payable to Ashland for certain other contractual obligations, including those related to transition services and other obligations that are intended to transfer to Valvoline as part of the Distribution. Refer to Note 13 for additional details regarding the Tax Matters Agreement and related obligations.

At September 30, 2016, Valvoline had receivables from Ashland of $30 million recorded in Other current assets on the Consolidated Balance Sheets. Also, at September 30, 2016, Valvoline had obligations to Ashland of $73 million, of which $2 million was in Accrued expenses and other liabilities in the Consolidated Balance Sheets and $71 million was recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. The long-term liability related primarily to the obligations under the Tax Matters Agreement.

Corporate allocations

Prior to the completion of the IPO, Valvoline utilized centralized functions of Ashland to support its operations, and in return, Ashland allocated certain of its expenses to Valvoline. Such expenses represent costs related, but not limited to, treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of Ashland overhead costs, are included within the Selling, general and administrative caption of the Consolidated Statements of Comprehensive Income. Where it was possible to specifically attribute such expenses to activities of Valvoline, amounts have been charged or credited directly to Valvoline without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by Valvoline during the periods presented on a consistent basis, such as headcount, square footage, tangible assets or sales. Valvoline’s management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

There were no general corporate expenses allocated to Valvoline during the year ended September 30, 2017, while there were $79 million allocated during each of the years ended September 30, 2016 and 2015. The following table summarizes the centralized and administrative support costs of Ashland that were allocated to Valvoline for the years ended September 30:

(In millions)	2016	2015
Information technology	$20	$17
Financial and accounting	12	13
Building services	11	10
Legal and environmental	6	7
Human resources	5	4
Shared services	2	2
Other general and administrative	23	26
Total	$79	$79

Joint Venture Transactions
As described in Note 5, Valvoline has a 50% interest in joint ventures with Cummins in India and China and smaller joint ventures in select countries in Central and South America and Asia. Sales to these joint ventures were $12 million and $10 million in 2017 and 2016, respectively, with $3 million in receivable balances outstanding as of September 30, 2017 and 2016.
NOTE 20 – REPORTABLE SEGMENT INFORMATION

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

Reportable segment business descriptions

The Core North America reportable segment sells Valvoline™ and other branded products in the United States and Canada to both retailers for consumers to perform their own automotive maintenance, referred to as “Do-It-Yourself” or “DIY” consumers, as well as to installer customers who use Valvoline products to service vehicles owned by “Do-It-For Me” or “DIFM” consumers. Valvoline DIY sales are primarily to national retail auto parts stores, leading mass merchandisers and independent auto part stores. Valvoline DIFM sales to installer customers include car dealers, general repair shops, and third-party quick lube chains. Valvoline directly serves these customers as well as through a network of distributors. Valvoline’s installer channel also sells branded products and solutions to heavy duty customers such as on-highway fleets and construction companies.

Through its Quick Lubes reportable segment, Valvoline operates Valvoline Instant Oil Change (“VIOC”), a quick-lube service chain involving both Company-owned and franchised stores. Valvoline also sells its products and provides Valvoline branded signage to independent quick lube operators through its Express Care program.

The International reportable segment sells Valvoline™ and Valvoline’s other branded products in approximately 140 countries outside of the United States and Canada. Valvoline’s key international markets include China, India, EMEA, Latin America and Australia Pacific. The International reportable segment sells products for both consumer and commercial vehicles and equipment, and is served by company-owned plants in the United States, Australia and the Netherlands, as well as third-party warehouses and toll manufacturers in other regions. In most of the countries where Valvoline’s products are sold, Valvoline goes to market via independent distributors.

Unallocated and other generally includes items that are non-operational in nature and not directly attributable to any of the reportable segments, such as components of pension and other postretirement benefit plan expense/income (excluding service costs, which are allocated to the reportable segments), certain significant company-wide restructuring activities and legacy costs or adjustments that relate to divested businesses, including costs related to the separation from Ashland and the $26 million loss from the sale of car care products during 2015.

Valvoline did not have a single customer that represented 10% of consolidated net sales in 2015, 2016 or 2017.
Entity-wide disclosures

Information about Valvoline’s domestic and international operations follows. Valvoline’s international operations are primarily captured within the International reportable segment and Valvoline does not have material operations in any individual international country.

	Sales from external customers			Net (liabilities) assets		Property, plant and equipment - net
(In millions)	2017	2016	2015	2017	2016	2017	2016
United States	$1,504	$1,397	$1,413	$(321)	$(520)	$352	$286
International	580	532	554	204	190	39	38
	$2,084	$1,929	$1,967	$(117)	$(330)	$391	$324

Sales by geography expressed as a percentage of total consolidated sales were as follows:

	For the years ended September 30
Sales by Geography	2017	2016	2015
North America (a)	74%	75%	74%
Europe	7%	7%	8%
Asia Pacific	14%	14%	14%
Latin America & other	5%	4%	4%
	100%	100%	100%

(a)    Valvoline includes only the United States and Canada in its North American designation.

Reportable segment results

Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of Valvoline’s reportable segments are not necessarily comparable with similar information for other companies. Valvoline allocates all costs to its reportable segments except for certain significant non-operational or corporate matters, such as restructuring plans and/or other costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis (currently, the only plans with ongoing service costs are international plans within the International reportable segment), while the remaining components of pension and other postretirement benefits costs are recorded in Unallocated and other.

Valvoline determined that disclosing sales by specific product was impracticable. As such, the following tables provide a summary of sales by product category for each reportable segment for the years ended September 30:

Sales by Product Category for Sales by Product Category
Core North America			Quick Lubes			International
	2017	2016		2017	2016		2017	2016
Lubricants	86%	87%	Lubricants	94%	94%	Lubricants	89%	89%
Chemicals	4%	4%	Chemicals	1%	1%	Chemicals	4%	7%
Antifreeze	7%	7%	Filters	5%	5%	Antifreeze	6%	3%
Filters	3%	2%		100%	100%	Filters	1%	1%
	100%	100%					100%	100%

The following table presents various financial information for each reportable segment. The operating results of divested assets during 2015 that did not qualify for discontinued operations accounting treatment are included in the financial information until the date of sale.

Reportable Segment Information
	Years ended September 30
(In millions)	2017	2016	2015
Sales
Core North America	$1,004	$979	$1,061
Quick Lubes	541	457	394
International	539	493	512
	$2,084	$1,929	$1,967
Equity income (loss)
Core North America	$—	$—	$—
Quick Lubes	—	—	—
International	12	12	(2)
	12	12	(2)
Other income
Core North America	3	1	1
Quick Lubes	3	2	2
International	7	4	7
	13	7	10
	$25	$19	$8
Operating income (loss)
Core North America	$199	$212	$200
Quick Lubes	130	117	95
International	76	74	65
Unallocated and other (a)	127	28	(37)
	$532	$431	$323

Additions to property, plant and equipment
Core North America	$35	$41	$20
Quick Lubes	29	20	19
International	3	5	6
Unallocated and other	1	—	—
	$68	$66	$45

Depreciation and amortization (b)
Core North America	$15	$16	$17
Quick Lubes	22	17	16
International	5	5	5
	$42	$38	$38

(a)
During 2017, 2016, and 2015, Unallocated and other also includes a gain of $68 million, a gain of $18 million, and a loss of $46 million, respectively, related to the actuarial remeasurements of pension and other postretirement benefit plans.

(b)	Depreciation and amortization by reportable segment is based upon allocations across reportable segments as certain assets service more than one reportable segment.

	Years ended September 30
(In millions)	2017	2016
Assets (a)
Core North America	$554	$525
Quick Lubes	483	370
International	306	271
Unallocated and other	572	659
	$1,915	$1,825

Equity method investments
Core North America	$—	$—
Quick Lubes	—	—
International	30	26
Unallocated and other	—	—
	$30	$26

Property, plant and equipment, net (a)
Core North America	$117	$123
Quick Lubes	183	149
International	47	46
Unallocated and other	44	6
	$391	$324

(a) Some assets by reportable segment are based upon allocations across reportable segments as certain assets service more than one reportable segment.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents quarterly financial information and per share data:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In millions except per share amounts)	2017	2016	2017	2016	2017	2016	2017	2016
Sales	$489	$456	$514	$480	$534	$499	$547	$494
Cost of sales	$304	$280	$316	$288	$337	$300	$349	$300
Gross profit as a percentage of sales	37.8%	38.6%	38.5%	40.0%	36.9%	39.9%	36.2%	39.3%
Operating income	$120	$96	$117	$104	$104	$113	$191	$118
Net income	$72	$65	$71	$68	$56	$75	$105	$65
Net income per common share (a)
Basic (a)	$0.35	$0.38	$0.35	$0.40	$0.27	$0.44	$0.52	$0.38
Diluted (a)	$0.35	$0.38	$0.35	$0.40	$0.27	$0.44	$0.52	$0.38

Cash dividends per share	$0.05	$—	$0.05	$—	$0.05	$—	$0.05	$—

(a) Refer to Note 17 for additional information regarding revisions to prior period EPS calculations. Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share will not necessarily equal the full-year net income per share.

NOTE 22 – GUARANTOR FINANCIAL INFORMATION

The 2024 Notes and 2025 Notes (collectively, the “Senior Notes”) are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the Senior Notes. Under the terms of the indentures, Valvoline Inc. and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. The Guarantor Subsidiaries are subject to release in certain circumstances, including (i) the sale of all of the capital stock of the subsidiary, (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes; or (iii) the release of the subsidiary as a guarantor from the Company's 2016 Senior Credit Agreement described further in Note 11.

In connection with the foregoing, the registration rights agreements with respect to the Senior Notes require the Company to use its reasonable best efforts to consummate an offer to exchange the outstanding notes for substantially identical exchange notes registered under the Securities Act of 1933, as amended. Accordingly, in November 2017, the Company is filing a Registration Statement on Form S-4 to initiate the exchange offers for these Senior Notes in compliance with its registration obligations. The Company will not receive any proceeds from the exchange offers.

The following tables should be read in conjunction with the consolidated financial statements herein and present, on a consolidating basis, the condensed balance sheets; condensed statements of comprehensive income; and condensed statements of cash flows for the parent issuer of these Senior Notes, the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the Company's consolidated results. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Company has accounted for its investments in its subsidiaries under the equity method.

In connection with the restructuring steps that occurred immediately prior to Valvoline's IPO as described in Note 1, certain subsidiaries were created and contributed to Valvoline which formed a new organizational structure to affect the separation from Ashland, which was completed in May 2017. Activity for the parent issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries has been presented herein to reflect the guarantee structure in place at September 30, 2017 for all periods presented based upon the historical activity that occurred within Valvoline's legal structure that existed in each respective period presented.

Condensed Consolidating Balance Sheets
For the year ended September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$99	$102	$—	$201
Accounts receivable, net	—	57	389	(61)	385
Inventories, net	—	94	81	—	175
Other current assets	—	25	4	—	29
Total current assets	—	275	576	(61)	790
Noncurrent assets
Net property, plant and equipment	—	353	38	—	391
Goodwill and intangibles	—	333	2	—	335
Equity method investments	—	30	—	—	30
Investment in subsidiaries	606	447	—	(1,053)	—
Deferred income taxes	145	122	14	—	281
Other assets	314	80	6	(312)	88
Total noncurrent assets	1,065	1,365	60	(1,365)	1,125
Total assets	$1,065	$1,640	$636	$(1,426)	$1,915

Liabilities and Stockholders' Deficit
Current Liabilities
Short-term debt	$—	$—	$75	$—	$75
Current portion of long-term debt	15	—	—	—	15
Trade and other payables	2	198	53	(61)	192
Accrued expenses and other liabilities	103	60	33	—	196
Total current liabilities	120	258	161	(61)	478
Noncurrent liabilities
Long-term debt	1,032	2	—	—	1,034
Employee benefit obligations	—	321	21	—	342
Other liabilities	30	453	7	(312)	178
Total noncurrent liabilities	1,062	776	28	(312)	1,554
Commitments and contingencies
Stockholders' deficit	(117)	606	447	(1,053)	(117)
Total liabilities and stockholders' deficit	$1,065	$1,640	$636	$(1,426)	$1,915

Condensed Consolidating Balance Sheets
For the year ended September 30, 2016
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$93	$79	$—	$172
Accounts receivable, net	1	304	64	(6)	363
Inventories, net	—	72	67	—	139
Other current assets	5	50	1	—	56
Total current assets	6	519	211	(6)	730
Noncurrent assets
Net property, plant and equipment	—	288	36	—	324
Goodwill and intangibles	—	265	2	—	267
Equity method investments	—	26	—	—	26
Investment in subsidiaries	354	160	—	(514)	—
Deferred income taxes	36	336	17	—	389
Other assets	25	80	5	(21)	89
Total noncurrent assets	415	1,155	60	(535)	1,095
Total assets	$421	$1,674	$271	$(541)	$1,825

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long-term debt	$19	$—	$—	$—	$19
Trade and other payables	6	131	46	(6)	177
Accrued expenses and other liabilities	4	172	28	—	204
Total current liabilities	29	303	74	(6)	400
Noncurrent liabilities
Long-term debt	722	2	—	—	724
Employee benefit obligations	—	860	26	—	886
Deferred income taxes	—	—	2	—	2
Other liabilities		155	9	(21)	143
Total noncurrent liabilities	722	1,017	37	(21)	1,755
Commitments and contingencies
Stockholders' deficit	(330)	354	160	(514)	(330)
Total liabilities and stockholders' deficit	$421	$1,674	$271	$(541)	$1,825

Condensed Consolidating Statements of Comprehensive Income
For the year ended September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,618	$523	$(57)	$2,084
Cost of sales	—	986	377	(57)	1,306
Gross profit	—	632	146	—	778

Selling, general and administrative expense	(7)	291	91	—	375
Pension and other postretirement plan non-service income and remeasurement adjustments, net	—	(134)	(2)	—	(136)
Separation costs	1	31	—	—	32
Equity and other income	—	(37)	12	—	(25)
Operating income	6	481	45	—	532
Net interest and other financing expense	36	4	2	—	42
(Loss) income before income taxes	(30)	477	43	—	490
Income tax (benefit) expense	(3)	178	11	—	186
Equity in net income of subsidiaries	331	32	—	(363)	—
Net income	$304	$331	$32	$(363)	$304

Total comprehensive income	$303	$330	$43	$(373)	$303

Condensed Consolidating Statements of Comprehensive Income
For the year ended September 30, 2016
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,500	$476	$(47)	$1,929
Cost of sales	—	878	337	(47)	1,168
Gross profit	—	622	139	—	761

Selling, general and administrative expense	—	285	80	—	365
Pension and other postretirement plan non-service income and remeasurement adjustments, net	—	(26)	4	—	(22)
Separation costs	—	6	—	—	6
Equity and other income	—	(21)	2	—	(19)
Operating income	—	378	53	—	431
Net interest and other financing expense	9	—	—	—	9
Net loss on acquisition	—	1	—	—	1
(Loss) income before income taxes	(9)	377	53	—	421
Income tax (benefit) expense	(4)	143	9	—	148
Equity in net income of subsidiaries	278	44	—	(322)	—
Net income	$273	$278	$44	$(322)	$273

Total comprehensive income	$280	$285	$53	$(338)	$280

Condensed Consolidating Statements of Comprehensive Income
For the year ended September 30, 2015
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,527	$494	$(54)	$1,967
Cost of sales	—	985	351	(54)	1,282
Gross profit	—	542	143	—	685

Selling, general and administrative expense	—	275	73	—	348
Pension and other postretirement plan non-service income and remeasurement adjustments, net	—	22	—	—	22
Equity and other income	—	(13)	5	—	(8)
Operating income	—	258	65	—	323
Net loss on acquisition	—	26	—	—	26
(Loss) income before income taxes	—	232	65	—	297
Income tax (benefit) expense	—	90	11	—	101
Equity in net income of subsidiaries	196	54	—	(250)	—
Net income	$196	$196	$54	$(250)	$196

Total comprehensive income	$162	$162	$24	$(186)	$162

Condensed Consolidating Statements of Cash Flows
For the year ended September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities	$97	$(180)	$(47)	$—	$(130)
Cash flows from investing activities
Additions to property, plant and equipment	—	(64)	(4)	—	(68)
Proceeds from disposal of property, plant and equipment	—	1	—	—	1
Acquisitions, net of cash required	—	(68)	—	—	(68)
Advance to subsidiary	(312)	—	—	312	—
Total cash used in investing activities	(312)	(131)	(4)	312	(135)
Cash flows from financing activities
Net transfers from Ashland	5	—	—	—	5
Proceeds from borrowings, net of issuance costs of $5	395	—	75	—	470
Repayments on borrowings	(90)	—	—	—	(90)
Repurchase of common stock	(50)	—	—	—	(50)
Cash dividends paid	(40)	—	—	—	(40)
Other intercompany activity, net	(5)	317	—	(312)	—
Total cash provided by financing activities	215	317	75	(312)	295
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	6	23	—	29
Cash and cash equivalents - beginning of year	—	93	79	—	172
Cash and cash equivalents - end of year	$—	$99	$102	$—	$201

Condensed Consolidating Statements of Cash Flows
For the year ended September 30, 2016
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(35)	$307	$39	$—	$311
Cash flows from investing activities
Additions to property, plant and equipment	—	(60)	(6)	—	(66)
Proceeds from disposal of property, plant and equipment	—	1	—	—	1
Acquisitions, net of cash required	—	(83)	—	—	(83)
Total cash used in investing activities	—	(142)	(6)	—	(148)
Cash flows from financing activities
Net transfers to Ashland	(1,504)	—	—	—	(1,504)
Cash contributions from Ashland	60	—	—	—	60
Proceeds from initial public offering, net of offering costs of $40	719	—	—	—	719
Proceeds from borrowings, net of issuance costs of $15	1,372	—	—	—	1,372
Repayments on borrowings	(637)	—	—	—	(637)
Other intercompany activity, net	25	(72)	47	—	—
Total cash provided by (used in) financing activities	35	(72)	47	—	10
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	93	79	—	172
Cash and cash equivalents - beginning of year	—	—	—	—	—
Cash and cash equivalents - end of year	$—	$93	$79	$—	$172

Condensed Consolidating Statements of Cash Flows
For the year ended September 30, 2015
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$—	$247	$83	$—	$330
Cash flows from investing activities
Additions to property, plant and equipment	—	(40)	(5)	—	(45)
Proceeds from disposal of property, plant and equipment	—	1	—	—	1
Acquisitions, net of cash required	—	(5)	—	—	(5)
Proceeds from sale of operations	—	23	—	—	23
Total cash used in investing activities	—	(21)	(5)	—	(26)
Cash flows from financing activities
Net transfers to Ashland	(304)	—	—	—	(304)
Other intercompany activity, net	304	(226)	(78)	—	—
Total cash used in financing activities	—	(226)	(78)	—	(304)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents - beginning of year	—	—	—	—	—
Cash and cash equivalents - end of year	$—	$—	$—	$—	$—

NOTE 23 – SUBSEQUENT EVENTS

On October 2, 2017, the Company completed the acquisition of 56 Quick Lubes franchise service centers from Henley Bluewater LLC for $60 million. These stores build on the infrastructure and talent base of the existing company-owned operations in northern Ohio and add company-owned locations in Michigan. Following the acquisition, the company has a network of 440 company-owned locations.

On November 14, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.0745 per share of common stock. The dividend is payable December 15, 2017 to shareholders on record on December 1, 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Valvoline's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), and based upon such evaluation, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to Valvoline's management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2017 based on those criteria. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Valvoline's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting as of September 30, 2017, which appears below.
Changes in Internal Control
There were no changes in Valvoline's internal control over financial reporting during the fourth fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, Valvoline's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Valvoline Inc. and Consolidated Subsidiaries

We have audited Valvoline Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Valvoline Inc. and Consolidated Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Valvoline Inc. and Consolidated Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2017 of Valvoline Inc. Consolidated Subsidiaries and our report dated November 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
November 17, 2017

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the caption “Proposal One - Election of Directors for a One-Year Term” in Valvoline’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2017.  See also the list of Valvoline’s executive officers and related information under “Executive Officers of Valvoline” included in Item 1 of Part I of this Annual Report on Form 10-K.

There is hereby incorporated by reference the information to appear under the caption “Corporate Governance - Overview of Governance Principles” in Valvoline’s Proxy Statement.

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

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions “Compensation of Directors,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2017,” “Outstanding Equity Awards at Fiscal 2017 Year End,” “Option Exercises and Stock Vested for Fiscal 2017,” “Pension Benefits for Fiscal 2017,” “Non-Qualified Deferred Compensation for Fiscal 2017,” “Potential Payments Upon Termination or Change in Control for Fiscal 2017 Table,” and “Report of the Compensation Committee” in Valvoline’s Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information to appear under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors, Director Nominees and Executive Officers” in Valvoline’s Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's equity compensation plans under which Valvoline Common Stock may be issued as of September 30, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,501,741	(1)	$17.42	(2)	5,499,828	(3)
Equity compensation plans not approved by stockholders	429,786	(4)	$—		1,568,615	(5)
(1) This figure includes the following shares issuable under the 2016 Valvoline Inc. Incentive Plan: (a) 1,823,802 shares that could be issued upon the exercise of stock settled SARs (all of which were originally awarded by Ashland and assumed by Valvoline pursuant to the Employee Matters Agreements); (b) 578,630 shares that could be issued under restricted stock units (276,563 of which were originally awarded by Ashland and assumed by Valvoline pursuant to the Employee Matters Agreement); and (c) 99,309 shares that could be issued under earned long-term incentive plan awards for the 2015-2017 and 2016-2018 performance periods (all of which were originally awarded by Ashland and assumed by Valvoline pursuant to the Employee Matters Agreement).
(2) The weighted-average exercise price excludes shares in Valvoline common stock that may be issued upon the settlement of restricted stock unit awards or long-term incentive plan awards. Also excluded are shares that may be issued pursuant to the deferred compensation plans, as described in footnote 4 in this table.
(3) This figure represents the shares available for issuance under the 2016 Valvoline Inc. Incentive Plan. Full value awards, which include all awards other than options and stock-settled SARs, reduce the available share reserve on a 4.5-to-1 basis.
(4) This figure includes 203,161 shares that may be issued under the 2016 Deferred Compensation Plan for Non-Employee Directors (the “Director Plan”) and 226,625 shares that may be issued under the 2016 Deferred Compensation Plan for Employees (the “Employee Plan”). Both plans are unfunded, nonqualified deferred compensation plans. Eligible Directors in the Director Plan may elect to defer all or a portion of their annual retainer and other fees in hypothetical investment options, including mutual funds and Valvoline Common Stock. The Company has reserved 1,000,000 shares of its Common Stock for issuance under the Director Plan. The Employee Plan provides an opportunity for a select group of management and highly compensated employees to elect to defer up to 50% of their eligible base salary and up to 75% of their incentive compensation as a means of saving for retirement or other future purposes. Participants elect how to invest their account balances from a diverse set of hypothetical investment options, including mutual funds and Valvoline Common Stock. The Company has reserved 1,000,000 shares of its Common Stock for issuance under the Employee Plan. Because these plans are not equity compensation plans as defined by the rules of NYSE, neither plan required approval by the Company's stockholders.
(5) This figure includes 795,240 shares available for issuance under the 2016 Deferred Compensation Plan for Non-Employee Directors and 773,375 shares available for issuance under the 2016 Deferred Compensation Plan for Employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information to appear under the captions “Corporate Governance – Valvoline's Board of Directors - Independence,” “Corporate Governance - Related Person Transaction Policy,” and “Audit Committee Report” in Valvoline’s Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information with respect to principal accountant fees and services to appear under the captions “Audit Committee Report” and “Proposal Two - Ratification of Independent Registered Public Accounting Firm” in Valvoline’s Proxy Statement.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this Report
(1) Financial Statements

The consolidated financial statements of Valvoline filed as part of this Annual Report on Form 10-K are included under Part II, Item 8.
Separate financial statements of unconsolidated affiliates are omitted because none of these companies constitute significant subsidiaries using the 20% tests when considered individually. Summarized financial information for all unconsolidated affiliates is disclosed in Note 5 of the Notes to Consolidated Financial Statements.
(2) Financial Statement Schedule

Financial Statement Schedule II - Valuation and Qualifying Accounts included in this Form 10-K. All other schedules are not required under the related instructions or are not applicable.
(3) Exhibits

See Item 15(b) included in this Annual Report on Form 10-K.

(b) Documents required by Item 601 of Regulation S-K

3.1*	-	Amended and Restated Articles of Incorporation of Valvoline Inc.

3.2	-	Amended and Restated By-laws of Valvoline Inc. (incorporated by reference to Exhibit 3.2 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

4.1	-	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

4.2	-
Indenture, dated as of July 20, 2016, among Valvoline Inc. (as successor to Valvoline Finco Two LLC), Ashland Inc., the Subsidiary Guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.10 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

4.3	-
First Supplemental Indenture, dated as of September 26, 2016, among Valvoline Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee to the Indenture dated as of July 20, 2016 among Valvoline Inc. (as successor to Valvoline Finco Two LLC), Ashland Inc., the subsidiary guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

4.4	-
Registration Rights Agreement, dated as of September 26, 2016, among Valvoline Inc., the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the 5.500% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

4.5
Registration Rights Agreement, dated as of September 22, 2016, between Ashland Global Holdings Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.22 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

4.6	-
Indenture, dated as of August 8, 2017, among Valvoline Inc., the Subsidiary Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on August 8, 2017).

4.7	-
Registration Rights Agreement, dated as of August 8, 2017, among Valvoline Inc., the Subsidiary Guarantors and Citigroup Global Markets Inc., as representative of the Initial Purchasers, in respect of the 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on August 8, 2017).

The following Exhibits 10.1 through 10.22 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulations S-K.

10.1	-	Valvoline Inc. 2016 Deferred Compensation Plan for Employees (incorporated by reference to Exhibit 10.1 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.2	-
Valvoline Inc. 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.3	-	2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.2 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.4	-
Form of (Outside Directors) Restricted Stock Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.3 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.5	-
Form of Performance Unit Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.5 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.6	-
Form of Stock Appreciation Right Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.6 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.7*	-	Form of Restricted Stock Unit Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan.

10.8	-
Form of Restricted Stock Unit Award Agreement (Cash-Settled) pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.8 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.9	-
Form of Inducement Restricted Stock Award Agreement entered into between Mary Meixelsperger and Ashland Inc. (assumed by Valvoline on April 27, 2017) (incorporated by reference to Exhibit 4.1 to Valvoline's Registration Statement on Form S-8 (File No. 333-218580) filed on June 7, 2017).

10.10	-	Valvoline Inc. Nonqualified Defined Contribution Plan (incorporated by reference to Exhibit 10.4 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.11	-
Letter Agreement between Valvoline LLC and David J. Scheve dated September 6, 2016 (incorporated by reference to Exhibit 10.5 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.12*	-	Ashland Inc. Nonqualified Excess Benefit Pension Plan.

10.13	-
Amendment to Ashland Inc. Nonqualified Excess Benefit Pension Plan, effective as of September 1, 2016 (incorporated by reference to Exhibit 10.7 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.14	-
Amendment to Ashland Inc. Nonqualified Excess Benefit Pension Plan, effective as of September 30, 2016 (incorporated by reference to Exhibit 10.9 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.15*	-	Ashland Inc. Supplemental Early Retirement Plan for Certain Employees (“Ashland SERP”).

10.16*	-	Amendment to Ashland SERP, effective as of January 1, 2015.

10.17*	-	Amendment to Ashland SERP, effective as of September 1, 2016.

10.18	-	Amendment to Ashland SERP, effective as of September 30, 2016 (incorporated by reference to Exhibit 10.8 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.19	-	Form of CEO Change in Control Agreement (incorporated by reference to Exhibit 10.1 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.20	-	Form of Executive Officer Change in Control Agreement (incorporated by reference to Exhibit 10.2 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.21	-	Valvoline Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.22	-	Valvoline Severance Pay Plan (incorporated by reference to Exhibit 10.4 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.23	-
Credit Agreement dated as of July 11, 2016, among Valvoline Finco One LLC, as Initial Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto (“Valvoline Credit Agreement”) (incorporated by reference to Exhibit 10.9 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

10.24	-
Amendment No. 1, dated as of September 21, 2016, to Valvoline Credit Agreement (incorporated by reference to Exhibit 10.11 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.25	-
Transfer and Administration Agreement, dated as of November 29, 2016, among LEX Capital LLC, Valvoline LLC, and each other entity from time to time party hereto as an Originator, as Originators, Valvoline LLC, as initial Master Servicer, PNC Bank, National Association, as the Agent, a Letter of Credit Issuer, a Managing Agent and a Committed Investor, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a Managing Agent, an Administrator and a Committed Investor, Gotham Funding Corporation, as a Conduit Investor and an Uncommitted Investor, PNC Capital Markets, LLC, as Structuring Agent and the various investor groups, managing agents, letter of credit issuers and Administrators from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016).

10.26	-
Sale Agreement, dated as of November 29, 2016, by and between Valvoline LLC and LEX Capital LLC (incorporated by reference to Exhibit 10.2 to Valvoline Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016).

10.27	-
Parent Undertaking, dated as of November 29, 2016, by Valvoline Inc. in favor of PNC Bank National Association and the Secured Parties. (incorporated by reference to Exhibit 10.3 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016.

10.28	-
Separation Agreement, dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.15 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.29	-
Transition Services Agreement, dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.16 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.30	-
Reverse Transition Services Agreement, dated as of September 22, 2016, by and between Valvoline Inc. and Ashland Global Holdings Inc. (incorporated by reference to Exhibit 10.17 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.31	-
Tax Matters Agreement, dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.18 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.32	-
Employee Matters Agreement, dated as of September 22, 2016, by and between Ashland Global Holdings Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.19 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.33**	-
Supplier Terms & Conditions Agreement between Valvoline and Genuine Parts Company (NAPA oil), effective as of January 1, 2016 (incorporated by reference to Exhibit 10.7 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on August 23, 2016).

10.34**	-
Supplier Terms & Conditions Agreement between Valvoline and Genuine Parts Company (Valvoline Oil), effective as of January 1, 2016 (incorporated by reference to Exhibit 10.8 to Valvoline’s Registration Statement on Form S-1 (File No. 333-211720) filed on September 12, 2016).

12.1*		Computation of Ratio of Earnings to Fixed Charges.

21*	-	List of Subsidiaries.

23.1*	-	Consent of Ernst & Young LLP.

24*	-	Power of Attorney.

31.1*	-	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	-
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

VALVOLINE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2017, 2016 and 2015
(In millions)
(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended September 30, 2017	$5	$1	$—	$(1)	$5
Year ended September 30, 2016	$4	$1	$—	$—	$5
Year ended September 30, 2015	$5	$—	$—	$(1)	$4
Inventory excess and obsolete reserves
Year ended September 30, 2017	$2	$1	$—	$—	$3
Year ended September 30, 2016	$2	$—	$—	$—	$2
Year ended September 30, 2015	$3	$—	$—	$(1)	$2
Deferred tax asset valuation allowance
Year ended September 30, 2017	$12	$—	$—	$(4)	$8
Year ended September 30, 2016	$7	$—	$5	$—	$12
Year ended September 30, 2015	$6	$1	$—	$—	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer
Date: November 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 17, 2017.

Signatures	Capacity
/s/ Samuel J. Mitchell, Jr.	Chief Executive Officer and Director
Samuel J. Mitchell, Jr.	(Principal Executive Officer)
/s/ Mary E. Meixelsperger	Chief Financial Officer
Mary E. Meixelsperger	(Principal Financial Officer)
/s/ David J. Scheve	Controller and Chief Accounting Officer
David J. Scheve	(Principal Accounting Officer)

*	Non-Executive Chairman and Director
Stephen F. Kirk
*	Director
Richard J. Freeland
*	Director
Stephen E. Macadam
*	Director
Vada O. Manager
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem
*	Director
William A. Wulfsohn

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	November 17, 2017