Form 10-Q
period 2017-12-31
VALVOLINE INC
filed 2018-02-08
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
100 Valvoline Way
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                              Yes ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

At February 1, 2018, there were 200,065,752 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions except per share data - unaudited)	2017	2016
Sales	$545	$489
Cost of sales	350	304
Gross profit	195	185

Selling, general and administrative expenses	114	95
Separation costs	2	6
Equity and other income	(9)	(10)
Operating income	88	94
Net pension and other postretirement plan non-service income and remeasurement adjustments	(10)	(26)
Net interest and other financing expense	14	10
Income before income taxes	84	110
Income tax expense	94	38
Net (loss) income	$(10)	$72

NET (LOSS) INCOME PER SHARE
Basic	$(0.05)	$0.35
Diluted	$(0.05)	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	202	205
Diluted	202	205

DIVIDENDS PAID PER COMMON SHARE	$0.07	$0.05

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(10)	$72
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	1	(9)
Pension and other postretirement obligation adjustment	(2)	(2)
Other comprehensive loss	(1)	(11)
Comprehensive (loss) income	$(11)	$61

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions except per share amounts - unaudited)	December 31 2017	September 30 2017
Assets
Current assets
Cash and cash equivalents	$115	$201
Accounts receivable, net	418	385
Inventories, net	170	175
Other current assets	32	29
Total current assets	735	790
Noncurrent assets
Property, plant and equipment, net	384	391
Goodwill and intangibles, net	393	335
Equity method investments	33	30
Deferred income taxes	196	281
Other noncurrent assets	86	88
Total noncurrent assets	1,092	1,125
Total assets	$1,827	$1,915

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term debt	$—	$75
Current portion of long-term debt	19	15
Trade and other payables	141	192
Accrued expenses and other liabilities	208	196
Total current liabilities	368	478
Noncurrent liabilities
Long-term debt	1,147	1,034
Employee benefit obligations	331	342
Other noncurrent liabilities	175	178
Total noncurrent liabilities	1,653	1,554
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 201 and 203 shares issued and outstanding at December 31, 2017 and September 30, 2017	2	2
Paid-in capital	—	5
Retained deficit	(238)	(167)
Accumulated other comprehensive income	42	43
Total stockholders’ deficit	(194)	(117)
Total liabilities and stockholders’ deficit	$1,827	$1,915

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2017	2016
Cash flows from operating activities
Net (loss) income	$(10)	$72
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	11	9
Debt issuance cost and discount amortization	1	1
Deferred income taxes	85	—
Equity income from affiliates	(5)	(4)
Distributions from equity affiliates	3	—
Pension contributions	(3)	(3)
Gain on pension and other postretirement plan remeasurements	—	(8)
Stock-based compensation expense	4	1
Change in assets and liabilities (a)
Accounts receivable	(34)	10
Inventories	7	(2)
Payables and accrued liabilities	(40)	23
Other assets and liabilities	1	(11)
Total cash provided by operating activities	20	88
Cash flows from investing activities
Additions to property, plant and equipment	(14)	(9)
Acquisitions, net of cash acquired	(60)	—
Other investing activities, net	—	(1)
Total cash used in investing activities	(74)	(10)
Cash flows from financing activities
Net transfers to Ashland	—	(2)
Proceeds from borrowings, net of issuance costs	44	75
Repayments on borrowings	(4)	(79)
Repurchase of common stock	(37)	—
Purchase of additional ownership in subsidiary	(15)	—
Cash dividends paid	(15)	(10)
Other financing activities	(4)	—
Total cash used in financing activities	(31)	(16)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	2
(Decrease) increase in cash and cash equivalents	(86)	64
Cash and cash equivalents - beginning of period	201	172
Cash and cash equivalents - end of period	$115	$236

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Recent accounting pronouncements

A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting. A detailed listing of recent accounting standards relevant to Valvoline is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The following standards relevant to Valvoline were either issued or adopted in the current period, or are expected to have a meaningful impact on Valvoline in future periods.

Recently adopted

In the first fiscal quarter of 2018, Valvoline adopted the following:

•
In July 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to simplify the subsequent measurement of certain inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first out (“LIFO”) and retail inventory methods. Valvoline adopted this guidance prospectively on October 1, 2017. Valvoline utilizes LIFO to value approximately 70% of its gross inventory and there were no material differences in the Company's previous valuation methodology for its remaining inventory using lower of cost or market to lower of cost or net realizable value.

•
In March 2017, the FASB issued accounting guidance that changed how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost are presented separately outside of the operating income caption. Valvoline retrospectively adopted this guidance on October 1, 2017. Accordingly, Net pension and other postretirement plan non-service income and remeasurement adjustments has been reclassified to non-operating income for all periods presented within the Condensed Consolidated Statements of Comprehensive Income, which reduced previously reported operating income by $26 million for the three months ended December 31, 2016.

Issued but not yet adopted

In May 2014, the FASB issued accounting guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance. This guidance introduces a five-step model for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under current guidance. The Company is evaluating the effect of adopting the new revenue guidance on its financial statements and does not currently expect it to have a material effect to net earnings. Based on an evaluation of current contracts and revenue streams to-date, Valvoline believes that most revenue transactions recorded under the new guidance will be substantially consistent with treatment under existing guidance, with certain reclassifications expected within the Condensed Consolidated Statements of Comprehensive Earnings and certain minimal changes to the timing of the recognition of revenues. The Company's revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. The Company anticipates expanded footnote disclosures under the new guidance.

Management will continue to complete its assessment of revenue streams and implementation plans, including monitoring developments, and plans to substantially complete the Company's implementation assessment in early 2018 and finalize conclusions by the fourth quarter of fiscal 2018. Valvoline will adopt this standard in the first quarter of fiscal 2019 and will provide updated disclosures of the anticipated impacts of adoption in future filings.

In February 2016, the FASB issued new accounting guidance related to lease transactions. The primary objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. The Company expects to adopt the new guidance in the first quarter of fiscal 2020 using the modified retrospective method. While adoption is expected to lead to a material increase in the assets and liabilities recorded on the Condensed Consolidated Balance Sheet and an increase in footnote disclosures related to leases, the Company is in the process of developing assessment and implementation plans to determine the specific impacts, including those on the Condensed Consolidated Statements of Comprehensive Earnings.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2017		September 30, 2017
		Quoted prices in active markets for identical assets		Quoted prices in active markets for identical assets
(In millions)	Fair Value	Level 1	Fair Value	Level 1
Assets
Cash equivalents (a)	$24	$24	$46	$46
Foreign currency derivatives (b)	1	1	1	1
Non-qualified trust funds (c)	30	30	30	30
Total assets at fair value	$55	$55	$77	$77

Liabilities
Foreign currency derivatives (d)	$1	$1	$1	$1
Total liabilities at fair value	$1	$1	$1	$1

(a) Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Included in Other current assets in the Condensed Consolidated Balance Sheets.

(c)
As of December 31, 2017, $2 million of this balance is included in Other current assets, with the remainder included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. As of September 30, 2017, this balance is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

(d)	Included in Accrued expense and other liabilities in the Condensed Consolidated Balance Sheets.

There were no Level 2 or 3 financial assets or liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 or September 30, 2017. Additionally, there were no transfers between levels of the fair value hierarchy during the three months ending December 31, 2017 or 2016.

Cash equivalents
A portion of the Company's excess cash is held in highly liquid investments with maturities of three months or less. Cash equivalents generate interest income and are measured at fair value using prevailing market rates.
Derivatives

The Company uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures and exchange one foreign currency for another for a fixed rate at a future date of twelve months or less. Gains and losses recognized for changes in the fair value of these instruments were not material during the three months ended December 31, 2017 and 2016 and are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income to offset the gain or loss on the hedged item in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. The Company had outstanding contracts with highly-rated financial institutions with notional values of $43 million and $47 million as of December 31, 2017 and September 30, 2017, respectively.
Non-qualified trust funds
The Company maintains a non-qualified trust to fund benefit payments for certain of its U.S. non-qualified pension plans, which primarily consists of highly liquid fixed income U.S. government bonds. Gains and losses related to these investments are immediately recognized within Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income.
Long-term debt
The Company's outstanding fixed rate senior notes consist of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million issued in July 2016 (the “2024 Notes”) and 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes” and together with the 2024 Notes, “Senior Notes”).
The fair values shown in the table below are based on the prices at which the bonds have recently traded in the market as well as the overall market conditions on the date of valuation, stated coupon rates, the number of coupon payments each year and the maturity dates. Long-term debt is included in the Condensed Consolidated Balance Sheets at carrying value, rather than fair value, and is therefore excluded from the fair value table above. Carrying values shown in the following table are net of unamortized discounts and issuance costs.

	December 31, 2017			September 30, 2017
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$399	$370	$5	$401	$370	$5
2025 Notes	404	395	5	408	394	6
Total	$803	$765	$10	$809	$764	$11

Refer to Note 7 for more information on the Senior Notes and Valvoline's other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 3 - ACQUISITIONS

Henley Bluewater acquisition

On October 2, 2017, the Company completed the acquisition of 56 Quick Lubes franchise service centers from Henley Bluewater LLC for $60 million. These stores build on the infrastructure and talent base of the existing Company-owned operations in northern Ohio and adds Company-owned locations in Michigan.

Prior to the acquisition, Valvoline licensed the right to operate quick lube service centers, including use of the Company's trademarks and trade name, to the franchisee whose assets were acquired. In connection with the acquisition, Valvoline reacquired those rights and recognized a separate definite-lived intangible asset which was assigned a preliminary fair value of $22 million that will be amortized on a straight-line basis over the weighted average remaining term of approximately eight years. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

The acquisition resulted in $36 million of goodwill and the remainder of the purchase price was allocated to working capital and property, plant and equipment. Goodwill is primarily attributed to the potential growth of the business in the northern Ohio and Michigan markets, has been allocated to the Company's Quick Lubes reportable segment, and is expected to be deductible for income tax purposes.

Remaining ownership interest in subsidiary

Valvoline historically owned a 70% controlling interest and consolidated the financial results of its subsidiary in Thailand. In December 2017, Valvoline purchased the remaining 30% interest for total consideration of approximately $16 million, making it a wholly-owned subsidiary of the Company. This interest was not material to the current or prior period financial statements for presentation and disclosure as a noncontrolling interest, which was eliminated as a result of this purchase through a net charge to Paid-in capital and Retained deficit.

NOTE 4 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable:

(In millions)	December 31 2017	September 30 2017
Trade and other accounts receivable	$424	$390
Less: Allowance for doubtful accounts	(6)	(5)
	$418	$385

Prior to May 2017 when Valvoline's former parent company, Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland”), distributed its net investment in Valvoline (the “Distribution”), Ashland was party to an agreement to sell certain Valvoline customer accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constituted an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement was to decrease the time accounts receivable was outstanding and increase cash flows as Ashland in turn remitted payment to Valvoline. During the three months ended December 31, 2016, $11 million of accounts receivable were sold to the financial institution under this agreement.

Following the Distribution, Valvoline became party to the arrangement to sell certain customer accounts receivable in the form of draft or bills of exchange to the financial institution. During the three months ended December 31, 2017, Valvoline did not sell accounts receivable to the financial institution.

NOTE 5 - INVENTORIES

Certain lubricants are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. Remaining inventories are carried at the lower of cost or net realizable value using the weighted average cost method.

The following summarizes Valvoline’s inventories:

(In millions)	December 31 2017	September 30 2017
Finished products	$178	$180
Raw materials, supplies and work in process	28	31
LIFO reserves	(33)	(33)
Obsolete inventory reserves	(3)	(3)
	$170	$175

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the three months ended December 31, 2017.

(In millions)	Core North America	Quick Lubes	International	Total
September 30, 2017	$89	$201	$40	$330
Acquisitions (a)	—	30	—	30
December 31, 2017	$89	$231	$40	$360

(a) Relates to the acquisition of Henley Bluewater LLC during the three months ended December 31, 2017 and adjustments related to prior year acquisitions.

Other Intangible Assets

Valvoline's purchased intangible assets were specifically identified when acquired and have finite lives. Intangible assets were $37 million in gross carrying amount, net of $4 million in accumulated amortization as of December 31, 2017 and were reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheet. Amortization expense recognized on intangible assets during the three months ended December 31, 2017 and 2016 was not material. Amortization expense expected in the next five fiscal years is as follows:

(In millions)
Years ending September 30 (estimated)
2018	$5
2019	$5
2020	$5
2021	$4
2022	$4

NOTE 7 - DEBT OBLIGATIONS

The following table summarizes Valvoline’s short-term borrowings and long-term debt:

(In millions)	December 31 2017	September 30 2017
2025 Notes	$400	$400
2024 Notes	375	375
Term Loans	281	285
Trade Receivables Facility	120	75
Revolver	—	—
Other (a)	(10)	(11)
Total debt	$1,166	$1,124
Short-term debt	—	75
Current portion of long-term debt	19	15
Long-term debt	$1,147	$1,034

(a) At December 31, 2017, Other includes $12 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions. At September 30, 2017, Other included $13 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions.

Senior Notes

During August 2017, Valvoline completed the issuance of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million. The net proceeds from the offering of the 2025 Notes was $394 million (after deducting initial purchasers' discounts and debt issuance costs), which were used to make a voluntary contribution to the Company's qualified U.S. pension plan.

During July 2016, Valvoline completed the issuance of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million. The net proceeds from the offering of the 2024 Notes was $370 million (after deducting initial purchasers’ discounts and debt issuance costs), which were transferred to Valvoline's former parent, Ashland.

The Senior Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the Senior Notes from the holders thereof. The Senior Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the indentures governing the notes. The notes are guaranteed by each of Valvoline's subsidiaries that guarantee obligations under the existing senior secured credit facility described below.

In December 2017, Valvoline completed registered exchange offers for the Senior Notes.

Senior Credit Agreement

The 2016 Senior Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), composed of (i) a five-year $875 million term loan facility (“Term Loans”), and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”). At December 31, 2017 and September 30, 2017, the Term Loans had outstanding principal balances of $281 million and $285 million, respectively. At December 31, 2017 and September 30, 2017, there were no amounts outstanding under the Revolver. As of December 31, 2017, total borrowing capacity remaining under the Revolver was $439 million due to a reduction of $11 million for letters of credit outstanding.

The outstanding principal balance of the Term Loans is required to be repaid in quarterly installments of approximately $4 million for fiscal 2018, $8 million for fiscal 2019 and 2020, and $15 million for fiscal 2021 with the balance due at maturity. At Valvoline’s option, amounts outstanding under the 2016 Senior Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate fluctuates between LIBOR plus 1.500% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.500% per annum and the alternate base rate plus 1.500% annum), based upon Valvoline’s corporate credit ratings or the consolidated first lien net leverage ratio (as defined in the 2016 Senior Credit Agreement).

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

The 2016 Senior Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of December 31, 2017, Valvoline was in compliance with all covenants under the 2016 Senior Credit Agreement.

Trade Receivables Facility

On November 29, 2016, Valvoline entered into a $125 million, one-year revolving trade receivables securitization facility (“Trade Receivables Facility”) with certain financial institutions. On November 20, 2017, the Company amended the Trade Receivables Facility to extend the maturity date to November 19, 2020 and increase the maximum funding under the facility to $175 million based on the availability of eligible receivables and other customary factors and conditions.

Under the Trade Receivables Facility, Valvoline sells and/or transfers a majority of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary (in the form of cash or letters of credit) are secured by those trade receivables. The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the Trade Receivables Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its condensed consolidated financial statements.

During the first fiscal quarter of 2017, Valvoline borrowed $75 million under the Trade Receivables Facility and used the net proceeds to repay an equal amount of the Term Loans. During the first fiscal quarter of 2018, Valvoline borrowed $45 million under the Trade Receivables Facility and used the proceeds to supplement the daily cash needs of the Company's operations. The Company accounts for the Trade Receivables Facility as secured borrowings. Based upon the maturity dates in place in each respective period, as of December 31, 2017, the $120 million balance outstanding was classified as Long-term debt and the $75 million balance outstanding as of September 30, 2017 was classified as Short-term debt in the Condensed Consolidated Balance Sheets. Based on the availability of eligible receivables, the total borrowing capacity remaining under the Trade Receivables Facility at December 31, 2017 was $39 million. The financing subsidiary owned $253 million and $247 million of outstanding accounts receivable as of December 31, 2017 and September 30, 2017, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

The financing subsidiary pays customary fees to the lenders, and advances by a lender under the Trade Receivables Facility accrue interest for which the weighted average interest rates were 2.2% and 1.5% for the three months ended December 31, 2017 and 2016, respectively. The Trade Receivables Facility contains various customary affirmative and negative covenants and default and termination provisions, which provide for acceleration of amounts owed under the Trade Receivables Facility in circumstances including, but not limited to, the failure to pay interest or other amounts when due, defaults on certain other indebtedness, certain insolvency events, and breach of representation.

NOTE 8 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended December 31, 2017 was $94 million, an effective tax rate of 111.9% compared to expense of $38 million and an effective tax rate of 34.5% for the three months ended December 31, 2016. The increase in income tax expense and the effective tax rate was principally driven by the enactment of tax reform legislation in the U.S. in December 2017, which resulted in a net increase in income tax expense of approximately $68 million that more than offset benefits related to the reduction in the estimated annual effective tax rate for fiscal 2018.

U.S. tax reform legislation

On December 22, 2017, the President of the United States signed into law tax reform legislation (the “Act”), which is generally effective January 1, 2018. The Act includes a number of provisions, including lowering the U.S. corporate federal income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. While the Company expects this rate reduction will ultimately benefit Valvoline, the Act also includes provisions that are expected to offset some of the benefit of the rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions. Based on the Company's provisional estimates of the impacts of the Act, the Company expects the Act will result in a lower estimated annual effective tax rate for Valvoline in fiscal 2018 and beyond and decrease the Company's cash taxes, particularly in years beyond fiscal 2018.

During the three months ended December 31, 2017, enactment of the Act resulted in the following provisional impacts on income tax expense, which are described further below:

•	The remeasurement of net deferred tax assets at the lower enacted corporate tax rate resulted in a net $67 million increase in income tax expense;

•	The deemed repatriation tax on unremitted non-U.S. earnings and profits resulted in a $4 million increase in income tax expense; and

•
The remeasurement of net indemnity liabilities associated with the Tax Matters Agreement increased pre-tax expense by $7 million and generated a $3 million tax benefit primarily related to the higher expected utilization of tax attributes payable to Ashland.

The estimated impacts of the Act recorded during the three months ended December 31, 2017 are provisional in nature, and the Company will continue to assess the impact of the Act and will record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the Act may differ from the Company's provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the Act.

In particular, there is currently a lack of clarity regarding the application of the executive compensation deduction limitations and state tax implications as a result of the Act. The Company currently estimates that the effect of the Act on executive compensation deduction limitations will primarily be effective in future periods. With regard to state tax implications, the Company generally expects taxable state income will increase as a result of deduction limitations associated with the Act, though the impact is not currently reasonably estimable as most U.S. state tax jurisdictions have not responded to the specific effects of the Act. The Company will make relevant updates to management's estimates and assumptions as additional information becomes available.

Given the effective date of the rate reduction in the Act, the Company's statutory federal corporate tax rate for fiscal 2018 will be a blended rate of 24.5% and will decline to 21% for fiscal 2019 and beyond.

Deferred tax remeasurement

The Company's net deferred income taxes represent benefits that will be used to reduce corporate taxes expected to be paid as well as differences between the tax bases and carrying amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates occur, deferred tax assets and liabilities are adjusted in the period changes are enacted through income tax expense.

The Company’s net deferred tax assets of $281 million were determined at September 30, 2017 based on the then-current enacted income tax rates prior to the passage of the Act. As a result of the reduction in the federal corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax assets as of December 31, 2017, which resulted in a reduction in the value of net deferred tax assets of approximately $67 million that was recorded as additional income tax expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017.

Deemed repatriation

The Act implements a new territorial tax system that imposes a one-time transition tax, or deemed repatriation, on unremitted earnings of certain non-U.S. subsidiaries that is based in part on the amount of these earnings held in cash and other specified assets. The mandatory deemed repatriation resulted in a $22 million gross liability, but allows for the realization of $18 million of previously unrecognized foreign tax credits related to taxes previously paid in relevant local jurisdictions. The net result was $4 million of income tax expense which was recognized during the three months ended December 31, 2017.

The Company has historically intended to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries. As undistributed earnings of the Company's non-U.S. subsidiaries were subject to the one-time deemed repatriation tax, the Company began to reevaluate its intentions to indefinitely reinvest its non-U.S. undistributed earnings. The Company now plans to repatriate up to $45 million of previously undistributed earnings of certain non-U.S. subsidiaries where the withholding tax implications are expected to be minimal. The Company is presently not aware of any significant restrictions on the repatriation of these funds and additional taxes and other costs that may arise between the deemed and actual distribution dates are not estimated to be material.

The Company's intent is to continue to indefinitely reinvest the remainder of its undistributed earnings of non-U.S. subsidiaries. Upon any future determination to distribute these earnings, the Company would be subject to certain income and withholding taxes, the amount of which is not practicable to determine given the complexities associated with such a hypothetical calculation, including dependencies on income tax laws and other circumstances in place at the time amounts are distributed.

Tax Matters Agreement

Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement were $67 million and $62 million at December 31, 2017 and September 30, 2017, respectively. At December 31, 2017 and September 30, 2017, $1 million was recorded in Accrued expenses and other liabilities, and $66 million and $61 million was recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017, respectively.

Under the Tax Matters Agreement, Valvoline has net indemnification obligations for a number of tax matters, including certain taxes that arise upon audit or examination related to the periods prior to Distribution and Valvoline's utilization of legacy tax attributes contributed as part of the separation from Ashland. During the three months ended December 31, 2017, Valvoline recognized $7 million of expense in Selling, general and administrative expenses for the estimated increase in net amounts due. The estimated increase in net amounts due was a result of the reduction in the federal tax rate primarily related to the reduced federal benefit of state tax deductions, which drove increases in estimated taxes payable upon audit or examination as well as the expected utilization of legacy tax attributes, which also resulted in an income tax benefit of $3 million during the period.

Uncertainties in income taxes

The Company records reserves related to its uncertain tax positions when it is more likely than not that the tax position may not be sustained on examination by the taxing authorities. As of December 31, 2017, the Condensed Consolidated Balance Sheet includes a $10 million liability for uncertain income tax positions, and during the three months ended December 31, 2017, there were no significant changes in Valvoline's uncertain tax positions or related reserves. As tax examinations are completed or settled, statutes of limitations expire, or other new information becomes available, the Company will adjust its liabilities for uncertain tax positions in the respective period through payment or through the income tax provision. The Company has provided adequate reserves for its income tax uncertainties in all open tax years based on the recognition and measurement considerations in the relevant accounting principles and any adjustments are not expected to have a material effect on its condensed consolidated financial statements at this time; however, it is reasonably possible that there could be changes to the Company's reserves related to its uncertain tax positions due to activities of the taxing authorities, resolution of examination issues, or reassessment of existing uncertain tax positions.

Although the timing and nature of the resolution and/or closure of examinations cannot be predicted with certainty, management estimates that it is reasonably possible that reserves related to uncertain tax positions may decrease by as much as $3 million from the resolution of tax examinations in U.S. jurisdictions during the next twelve months.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The total pension and other postretirement benefit income was $10 million and $25 million during the three months ended December 31, 2017 and 2016, respectively.

Contributions to the U.S. non-qualified and non-U.S. pension plans during the three months ended December 31, 2017 were $3 million. For the remainder of fiscal 2018, Valvoline expects to contribute approximately $11 million to these plans, for a total of $14 million in fiscal 2018.

Components of net periodic benefit income

For segment reporting purposes, service cost is proportionately allocated to each reportable segment, while all other components of net periodic benefit income are recognized below operating income within Net pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

Effective January 1, 2017, Valvoline discontinued certain other postretirement health and life insurance benefits. The effect of these plan amendments resulted in a remeasurement gain of $8 million during the three months ended December 31, 2016 as shown in the table below. The following table summarizes the components of pension and other postretirement benefit income for the three months ended December 31:

			Other postretirement benefits
	Pension benefits
(In millions)	2017	2016	2017	2016
Service cost	$—	$1	$—	$—
Interest cost	19	21	—	—
Expected return on plan assets	(26)	(36)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Actuarial gain	—	—	—	(8)
Net periodic benefit income	$(7)	$(14)	$(3)	$(11)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were immaterial during the three months ended December 31, 2017. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources. While Valvoline cannot predict with certainty the outcome of such matters, where appropriate, adequate reserves have been recorded, which were not material as of December 31, 2017 and September 30, 2017. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these matters; however, Valvoline currently believes that such potential losses will not be material.

NOTE 11 - EARNINGS PER SHARE

The following is the computation of basic and diluted EPS for the three months ended December 31, 2017 and 2016. EPS is reported under the treasury stock method.

	Three months ended
	December 31
(In millions except per share data)	2017	2016
Numerator
Net (loss) income	$(10)	$72
Denominator
Weighted average shares used to compute basic EPS	202	205
Effect of dilutive securities (a)	—	—
Weighted average shares used to compute diluted EPS	202	205

(Loss) earnings per share
Basic	$(0.05)	$0.35
Diluted	$(0.05)	$0.35

(a) For the three months ended December 31, 2017, due to the net loss attributable to Valvoline common stockholders, potential common shares primarily related to stock-based compensation plans of approximately 1 million were excluded from the diluted share count because their effect would have been anti-dilutive. During the three months ended December 31, 2016, there was not a significant dilutive impact from potential common shares.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Changes in stockholders' deficit in the three months ended December 31, 2017 were as follows:

(In millions)
Balance as of September 30, 2017	$(117)

Net loss	(10)
Repurchases of common stock (a)	(39)
Stock-based compensation plans	2
Dividends paid, $0.0745 per common share	(15)
Purchase of remaining ownership interest in subsidiary (b)	(14)
Accumulated other comprehensive income, net of tax:
Unrealized currency translation gain	1
Amortization of pension and other postretirement prior service credits in income (c)	(2)

Balance as of December 31, 2017	$(194)

(a)	During the three months ended December 31, 2017, the Company repurchased approximately 2 million shares of its common stock for $39 million. Upon repurchase, shares are retired.

(b)	Refer to Note 3 for details regarding the Company's purchase of the remaining ownership interest in a controlled and consolidated subsidiary during the three months ended December 31, 2017.

(c)
Amortization of unrecognized prior service credits is included in net periodic benefit income within Net pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 13 – RELATED PARTY TRANSACTIONS

At December 31, 2017, Valvoline had total net obligations due to Ashland of $81 million, of which $3 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2017, Valvoline had total net obligations due to Ashland of $74 million, of which $2 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

These liabilities generally relate to net obligations due to Ashland under the Tax Matters Agreement as well as reimbursements payable to Ashland for certain other contractual obligations, including those related to transition services and other obligations that are intended to transfer to Valvoline as part of the Distribution of Ashland's remaining interest in Valvoline. The increase in total net obligations due to Ashland from September 30, 2017 is primarily related to the change in obligations estimated as due under the Tax Matters Agreement related to the enactment of U.S. tax reform legislation in December 2017. Refer to Note 8 for additional details regarding the Tax Matters Agreement and related obligations.

NOTE 14 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•
Core North America - sells Valvoline and other branded products and solutions in the United States and Canada to heavy-duty customers and retailers for consumers to perform their own automotive and engine maintenance, as well as to installer customers who use Valvoline products to service vehicles.

•
Quick Lubes - services the passenger car and light truck quick lube market through: Company-owned and franchised Valvoline Instant Oil Change (“VIOC”) retail quick lube service stores; and its Express Care stores for independent operators to purchase Valvoline motor oil and other products and display Valvoline branded signage.

•	International - sells Valvoline and other branded products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Sales and operating income are the primary measures evaluated in assessing each reportable segment’s financial performance. Intersegment sales are not material, and assets are not regularly included in the assessment of segment performance; consequently, these items are not disclosed by segment herein.

To maintain operating focus on business performance, certain corporate and non-operational items, including adjustments related to legacy businesses that no longer are attributed to Valvoline, are excluded from the segment operating results utilized by the chief operating decision maker in evaluating segment performance and are separately delineated within Unallocated and other to reconcile to total reported Operating income as shown in the table below.

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended December 31
	2017	2016
Sales
Core North America	$251	$237
Quick Lubes	154	127
International	140	125
Consolidated sales	$545	$489

Operating income (loss)
Core North America	$43	$51
Quick Lubes	35	29
International	19	20
Total operating segments	$97	$100
Unallocated and other (a)	(9)	(6)
Consolidated operating income	$88	$94

(a)
Unallocated and other includes $7 million of expense in the three months ended December 31, 2017 related to adjustments associated with Ashland tax indemnities driven by tax reform legislation, as well as separation costs of $2 million and $6 million for the three months ending December 31, 2017 and 2016, respectively.

NOTE 15 - GUARANTOR FINANCIAL INFORMATION

The Senior Notes are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the Senior Notes. Under the terms of the indentures, Valvoline Inc. and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Refer to Note 7 for additional information.

The Guarantor Subsidiaries are subject to release in certain circumstances, including (i) the sale of all of the capital stock of the subsidiary, (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indentures governing the Senior Notes; or (iii) the release of the subsidiary as a guarantor from the Company's 2016 Senior Credit Agreement described further in Note 7.

In connection with the registered exchange offers for the Senior Notes completed in December 2017, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”), and has therefore included the accompanying condensed consolidating financial statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following tables present, on a consolidating basis, the condensed statements of comprehensive income; condensed balance sheets; and condensed statements of cash flows for the parent issuer of these Senior Notes, the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the Company's consolidated results.

Condensed Consolidating Statements of Comprehensive Income
For the three months ended December 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$422	$134	$(11)	$545
Cost of sales	—	263	98	(11)	350
Gross profit	—	159	36	—	195

Selling, general and administrative expense	9	83	22	—	114
Separation costs	1	1	—	—	2
Equity and other (income) expenses	—	(12)	3	—	(9)
Operating (loss) income	(10)	87	11	—	88
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(10)	—	—	(10)
Net interest and other financing expense	12	1	1	—	14
(Loss) income before income taxes	(22)	96	10	—	84
Income tax expense	21	70	3	—	94
Equity in net income of subsidiaries	33	7	—	(40)	—
Net (loss) income	$(10)	$33	$7	$(40)	$(10)

Total comprehensive (loss) income	$(11)	$32	$8	$(40)	$(11)

Condensed Consolidating Statements of Comprehensive Income
For the three months ended December 31, 2016
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$377	$124	$(12)	$489
Cost of sales	—	224	92	(12)	304
Gross profit	—	153	32	—	185

Selling, general and administrative expense	2	69	24	—	95
Separation costs	—	6	—	—	6
Equity and other (income) expenses	—	(13)	3	—	(10)
Operating (loss) income	(2)	91	5	—	94
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(26)	—	—	(26)
Net interest and other financing expense	9	1	—	—	10
(Loss) income before income taxes	(11)	116	5	—	110
Income tax (benefit) expense	(4)	38	4	—	38
Equity in net income of subsidiaries	79	1	—	(80)	—
Net income (loss)	$72	$79	$1	$(80)	$72

Total comprehensive income (loss)	$61	$68	$(7)	$(61)	$61

Condensed Consolidating Balance Sheets
As of December 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$18	$97	$—	$115
Accounts receivable, net	—	84	435	(101)	418
Inventories, net	—	94	76	—	170
Other current assets	—	29	3	—	32
Total current assets	—	225	611	(101)	735
Noncurrent assets
Property, plant and equipment, net	—	346	38	—	384
Goodwill and intangibles, net	—	391	2	—	393
Equity method investments	—	33	—	—	33
Investment in subsidiaries	622	444	—	(1,066)	—
Deferred income taxes	127	55	14	—	196
Other noncurrent assets	254	78	6	(252)	86
Total noncurrent assets	1,003	1,347	60	(1,318)	1,092
Total assets	$1,003	$1,572	$671	$(1,419)	$1,827

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long-term debt	$19	$—	$—	$—	$19
Trade and other payables	—	192	50	(101)	141
Accrued expenses and other liabilities	119	55	34	—	208
Total current liabilities	138	247	84	(101)	368
Noncurrent liabilities
Long-term debt	1,025	2	120	—	1,147
Employee benefit obligations	—	309	22	—	331
Other noncurrent liabilities	34	392	1	(252)	175
Total noncurrent liabilities	1,059	703	143	(252)	1,653
Commitments and contingencies
Stockholders' (deficit) equity	(194)	622	444	(1,066)	(194)
Total liabilities and stockholders' deficit/equity	$1,003	$1,572	$671	$(1,419)	$1,827

Condensed Consolidating Balance Sheets
As of September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$99	$102	$—	$201
Accounts receivable, net	—	57	389	(61)	385
Inventories, net	—	94	81	—	175
Other current assets	—	25	4	—	29
Total current assets	—	275	576	(61)	790
Noncurrent assets
Property, plant and equipment, net	—	353	38	—	391
Goodwill and intangibles, net	—	333	2	—	335
Equity method investments	—	30	—	—	30
Investment in subsidiaries	606	447	—	(1,053)	—
Deferred income taxes	145	122	14	—	281
Other noncurrent assets	314	80	6	(312)	88
Total noncurrent assets	1,065	1,365	60	(1,365)	1,125
Total assets	$1,065	$1,640	$636	$(1,426)	$1,915

Liabilities and Stockholders' Deficit
Current Liabilities
Short-term debt	$—	$—	$75	$—	$75
Current portion of long-term debt	15	—	—	—	15
Trade and other payables	2	198	53	(61)	192
Accrued expenses and other liabilities	103	60	33	—	196
Total current liabilities	120	258	161	(61)	478
Noncurrent liabilities
Long-term debt	1,032	2	—	—	1,034
Employee benefit obligations	—	321	21	—	342
Other noncurrent liabilities	30	453	7	(312)	178
Total noncurrent liabilities	1,062	776	28	(312)	1,554
Commitments and contingencies
Stockholders' (deficit) equity	(117)	606	447	(1,053)	(117)
Total liabilities and stockholders' deficit/equity	$1,065	$1,640	$636	$(1,426)	$1,915

Condensed Consolidating Statements of Cash Flows
For the three months ended December 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow provided by (used in) operating activities	$(2)	$52	$(30)	$—	$20
Cash flows from investing activities
Additions to property, plant and equipment	—	(13)	(1)	—	(14)
Acquisitions, net of cash required	—	(60)	—	—	(60)
Return of advance from subsidiary	60	—	—	(60)	—
Total cash provided by (used in) investing activities	60	(73)	(1)	(60)	(74)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs of $1	—	—	44	—	44
Repayments on borrowings	(4)	—	—	—	(4)
Repurchase of common stock	(37)	—	—	—	(37)
Purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(15)	—	—	—	(15)
Other financing activities	(2)	—	(2)	—	(4)
Other intercompany activity, net	—	(60)	—	60	—
Total cash (used in) provided by financing activities	(58)	(60)	27	60	(31)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Decrease in cash and cash equivalents	—	(81)	(5)	—	(86)
Cash and cash equivalents - beginning of year	—	99	102	—	201
Cash and cash equivalents - end of period	$—	$18	$97	$—	$115

Condensed Consolidating Statements of Cash Flows
For the three months ended December 31, 2016
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$89	$75	$(76)	$—	$88
Cash flows from investing activities
Additions to property, plant and equipment	—	(9)	—	—	(9)
Other investing activities, net	—	(1)	—	—	(1)
Total cash used in investing activities	—	(10)	—	—	(10)
Cash flows from financing activities
Net transfers to Ashland	(2)	—	—	—	(2)
Proceeds from borrowings	—	—	75	—	75
Repayments on borrowings	(79)	—	—	—	(79)
Cash dividends paid	(10)	—	—	—	(10)
Other intercompany activity, net	2	(2)	—	—	—
Total cash (used in) provided by financing activities	(89)	(2)	75	—	(16)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	2	—	2
Increase in cash and cash equivalents	—	63	1	—	64
Cash and cash equivalents - beginning of year	—	94	78	—	172
Cash and cash equivalents - end of period	$—	$157	$79	$—	$236

NOTE 16 – SUBSEQUENT EVENTS

Dividend declared

On January 31, 2018, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock. The dividend is payable on March 15, 2018 to shareholders of record on March 1, 2018.

Share repurchases

The Company repurchased over 1 million shares for an aggregate amount of $29 million in the period from January 1, 2018 through February 6, 2018. The Company has $32 million in aggregate share repurchase authorization remaining under the $150 million share repurchase authorization approved by the Board of Directors on April 24, 2017 (the “2017 Share Repurchase Authorization”).

In addition, on January 31, 2018, the Board of Directors of Valvoline authorized the Company to repurchase up to $300 million of its common stock through September 30, 2020, which amount is in addition to the amount remaining under the 2017 Share Repurchase Authorization. The timing and amount of any purchases of shares of common stock will be based on available liquidity, general business and market conditions and other factors, including alternative investment opportunities.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical facts, including estimates, projections, statements related to the Company's business plans and operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections and assumptions as of the date such statements are made, and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Additional information regarding these risks and uncertainties are described in Valvoline’s filings with the Securities and Exchange Commission, including in the “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of Valvoline’s most recently filed periodic reports on Forms 10-K and Form 10-Q, which are available on Valvoline’s website at http://investors.valvoline.com/sec-filings or on the SEC’s website at http://www.sec.gov. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.
BUSINESS OVERVIEW

Valvoline Inc. (“Valvoline” or the “Company”) is a worldwide producer, marketer and supplier of engine and automotive maintenance products and services. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful name recognition across multiple product and service channels. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Valvoline’s premium branded product offerings enhance its high quality reputation and provide customers with solutions that address a wide variety of needs.
In the United States and Canada, Valvoline's products and services are sold to retailers with over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,139 Valvoline branded franchised and company-owned stores. Valvoline also has a strong international presence with products sold in approximately 140 countries.
Valvoline has three reportable segments: Core North America, Quick Lubes, and International, with certain corporate and non-operational items included in Unallocated and Other to reconcile to consolidated results.
BUSINESS STRATEGY

To deliver on Valvoline's key business and growth strategies in 2018, the Company is focused on:

•
growing and strengthening Valvoline’s quick lube network through organic store expansion, opportunistic, high-quality acquisitions in both core and new markets within the Valvoline Instant Oil Change (“VIOC”) system and strong sales efforts to partner with new Express Care operators, in addition to continued same-store sales growth and profitability within Valvoline’s existing VIOC system stores by attracting new customers and increasing customer satisfaction, customer loyalty and average transaction size;

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

FIRST FISCAL QUARTER 2018 OVERVIEW

The following were the significant events for the first fiscal quarter of 2018, each of which is discussed more fully in this Quarterly Report on Form 10-Q as referenced below:

•
First quarter results were driven by strong sales led by same-store sales growth in VIOC, growth in premium product mix across all reportable segments and continued volume gains in international markets. The Company also continues to be focused on margin expansion and cost management to drive profitability improvements. Valvoline's gross profit as a percentage of sales (i.e., gross margin) was 35.8% and declined due to increased raw material, new packaging and supply chain costs in the current quarter.

•
Tax reform legislation was enacted in the first fiscal quarter of 2018 and although Valvoline expects to ultimately benefit from the legislation, expenses were recorded during the first quarter, including pre-tax expense of $7 million and income tax expense of $68 million primarily related to the reduction in the federal statutory tax rate. Refer to the “Tax-Related Commitments” section in this Management's Discussion and Analysis of Financial Condition and Results of Operations below as well as Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information.

•
Valvoline acquired 56 company-owned stores within the Quick Lubes reportable segment in connection with the acquisition of business assets from Henley Bluewater LLC. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional information.

•
Valvoline extended the maturity date by three years and increased the maximum funding capacity of the trade receivables securitization facility to $175 million and borrowed an additional $45 million during the quarter. Refer to Note 7 and the Financial Position, Liquidity and Capital Resources section below for more details.

Use of Non-GAAP Measures

To aid in the understanding of Valvoline's ongoing business performance, certain items within this document are presented on an adjusted, non-GAAP basis. These non-GAAP measures, presented on both a consolidated and reportable segment basis are not defined within U.S. GAAP and do not purport to be alternatives to net income/loss or cash flows from operating activities as measures of operating performance or cash flows. The following are the non-GAAP measures management has included and how management defines them:

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”), which management defines as net income/loss, plus income tax expense/benefit, net interest and other financing expenses, and depreciation and amortization;

•
Adjusted EBITDA, which management defines as EBITDA adjusted for key items, as further described below, and net pension and other postretirement plan non-service income and remeasurement adjustments; and

•	Free cash flow, which management defines as operating cash flows less capital expenditures and certain other adjustments as applicable.

These measures are not prepared in accordance with U.S. GAAP and contain management’s best estimates of cost allocations and shared resource costs. Management believes the use of non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of Valvoline’s business by presenting comparable financial results between periods. The non-GAAP information provided is used by Valvoline’s management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA, Adjusted EBITDA and free cash flow. EBITDA, Adjusted EBITDA, and free cash flow provide a supplemental presentation of Valvoline’s operating performance. For a reconciliation of non-GAAP measures, refer to the “Results of Operations” and “Financial Position, Liquidity and Capital Resources” sections below.

Due to depreciable assets associated with the nature of the Company's operations and interest costs associated with Valvoline's capital structure, management believes EBITDA is an important supplemental measure to evaluate the Company's consolidated and reportable segment operating results between periods on a comparable basis.

Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Adjusted EBITDA excludes the impact of the following:

•
Key items - Key items consist of income or expenses associated with certain unusual, infrequent or non-operational income or expenses not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods. Key items may consist of adjustments related to: the impairment of an equity investment; legacy businesses, including the separation from Ashland and associated impacts of related indemnities; significant acquisitions or dispositions, restructuring-related matters, and other matters that are non-operational or unusual in nature. Key items are considered by management to be outside the comparable operational performance of the business and are also often related to legacy matters or market-driven events that are not directly related to the underlying business and do not have an immediate, corresponding impact on the Company's ongoing performance. Details with respect to the composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

•
Net pension and other postretirement plan non-service income and remeasurement adjustments - Net pension and other postretirement plan non-service income and remeasurement adjustments include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global financial markets (in particular, interest rates) and are outside the operational performance of the business and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA will continue to include pension and other postretirement service costs related to current employee service as well as the costs of other benefits provided to employees for current service.

Management uses free cash flow as an additional non-GAAP metric of cash flow generation. By including capital expenditures and certain other adjustments as applicable, management is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.
Valvoline’s results of operations are presented based on Valvoline’s management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, Valvoline’s financial results, EBITDA, Adjusted EBITDA and free cash flow are not necessarily comparable with similar information for other comparable companies. EBITDA, Adjusted EBITDA and free cash flow each have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income and cash flows from operating activities as determined in accordance with U.S. GAAP. Because of these limitations, you should rely primarily on net income and cash flows from operating activities as determined in accordance with U.S. GAAP and use EBITDA, Adjusted EBITDA, and free cash flow only as supplements. In evaluating EBITDA, Adjusted EBITDA, and free cash flow, you should be aware that in the future Valvoline may incur expenses/income similar to those for which adjustments are made in calculating EBITDA, Adjusted EBITDA, and free cash flow. Valvoline’s presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as a basis to infer that Valvoline’s future results will be unaffected by unusual or nonrecurring items.

RESULTS OF OPERATIONS

Consolidated Review

The following table summarizes the results of the Company's operations for the three months ended December 31, 2017 and 2016:

	Three months ended
	December 31
	2017		2016
(In millions)		% of Sales		% of Sales
Sales	$545	100.0%	$489	100.0%
Gross profit	$195	35.8%	$185	37.8%
Net operating expenses	$107	19.6%	$91	18.6%
Operating income	$88	16.1%	$94	19.2%
Net (loss) income	$(10)	(1.8)%	$72	14.7%

Sales
Sales for the three months ended December 31, 2017 increased $56 million, or 11%, compared to the three months ended December 31, 2016. The following table provides a reconciliation of the change in sales:

(In millions)	Year over year change - Quarter
Pricing	$20
Volume	10
Product mix	6
Currency exchange	7
Acquisitions	13
Change in sales	$56

The primary drivers of this increase were higher product pricing and higher volume levels, which increased sales by $20 million, or 4%, and $10 million, or 2%, respectively. During the current quarter, lubricant gallons sold increased 2% to 43.8 million. Favorable changes in product mix with increases in the percentage of sales of premium lubricants across all reportable segments and favorable foreign currency exchange increased sales by $6 million and $7 million, respectively. Acquisitions within the Quick Lubes reportable segment increased sales by $13 million, or 3%, in the current quarter.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Gross profit

Gross profit margin was 35.8% for the three months ended December 31, 2017 compared to 37.8% in the prior year quarter. Gross profit increased $10 million and the table below provides a reconciliation of the change:

(In millions)	Year over year change - Quarter
Volume and product mix	$7
Acquisitions	3
Currency exchange	2
Price and cost	(2)
Change in gross profit	$10

The increase in gross profit was primarily driven by higher volume levels and favorable changes in product mix of $7 million, or 4%. Additional profits generated by acquisitions of Quick Lubes locations and favorable foreign currency exchange increased gross profit by $3 million and $2 million, respectively. Lower product margins of $2 million were attributed to higher product costs primarily driven by new product packaging as well as increased raw material costs associated with the hurricanes in the late summer of 2017.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Net operating expenses

Net operating expenses were $107 million or 19.6% of sales for the three months ended December 31, 2017 compared to $91 million or 18.6% for the three months ended December 31, 2016. The table below provides further details of the components of net operating expenses during each period:

	Three months ended
	December 31
	2017		2016
(In millions)		% of Sales		% of Sales
Selling, general and administrative expenses	$114	20.9%	$95	19.4%
Separation costs	2	0.4%	6	1.2%
Equity and other income	(9)	(1.7)%	(10)	(2.0)%
Net operating expenses	$107	19.6%	$91	18.6%

Selling, general and administrative expenses were $114 million, or 20.9% of sales, in the three months ended December 31, 2017 as compared to $95 million, or 19.4% of sales, in the three months ended December 31, 2016. Adjustments in the estimates of the amounts payable to Ashland related to indemnities under the Tax Matters Agreement as a result of tax reform legislation increased selling, general and administrative expense by $7 million in the current quarter. Acquisitions, depreciation and foreign currency exchange also contributed $4 million to the year-over-year increase in selling, general and administrative expenses. The remaining increase was primarily the result of planned increased spend related to the Company's investments in its teams and shared infrastructure expenses necessary to operate independently subsequent to the separation from Ashland, which phased in during fiscal 2017, including investments in sales and marketing to drive growth and profitability.

The Company incurred $2 million of costs during the current period related to the separation from Ashland. The decline from the prior year quarter is due to the substantial completion of separation-related activities as Ashland distributed all of its remaining interest in Valvoline in May 2017, marking the completion of Valvoline's separation from Ashland.

Equity and other income decreased $1 million during the current year period compared to the prior year period driven by a decrease of $2 million in income generated by research and development testing, partially offset by an increase of $1 million in equity income.

Net pension and other postretirement plan non-service income and remeasurement adjustments

Net pension and other postretirement plan non-service income and remeasurement adjustments decreased by $16 million from the prior year period due to a decrease of $8 million in pension and other postretirement plan non-service income primarily attributed to the pension de-risking actions taken by the Company in late fiscal 2017 to shift the U.S. qualified plan's target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations, which resulted in a decrease in related recurring income. In addition, during the prior year quarter, a gain on other postretirement plan remeasurement of $8 million was recorded due to the discontinuation of certain postretirement health and life insurance benefits, compared to none during the current year period as there were no changes requiring remeasurement.
Net interest and other financing expense

Net interest and other financing expense increased by $4 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. There was an increase in interest associated with higher outstanding debt at December 31, 2017 compared to December 31, 2016 primarily related to the borrowing to fund the U.S. qualified pension plan in the aggregate principal amount of $400 million during the fourth fiscal quarter of 2017 and $45 million in new borrowings on the trade receivables securitization facility entered into during the three months ended December 31, 2017.

Income tax expense

Income tax expense for the three months ended December 31, 2017 was $94 million or an effective tax rate of 111.9% compared to an expense of $38 million or an effective tax rate of 34.5% for the three months ended December 31, 2016. The increase in income tax expense and the effective tax rate in the current year was primarily attributed to the enactment of U.S. tax reform legislation during the period, which resulted in a net increase in income tax expense of approximately $68 million that more than offset benefits related to the reduction in the estimated annual effective tax rate for fiscal 2018. Specifically, the Company recorded provisional one-time adjustments to income tax expense of $67 million related to the remeasurement of net deferred tax assets due to the income tax rate reduction and $4 million for the deemed repatriation tax on unremitted non-U.S. earnings and profits, net of benefits related to the rate reduction, including $3 million as a result of adjustments to the estimates of the net amounts payable related to indemnities under the Tax Matters Agreement, as well as a reduction in the estimated annual blended effective tax rate for fiscal 2018 . Refer to the “Tax-Related Commitments” section in this Management's Discussion and Analysis of Financial Condition and Results of Operations below for additional details regarding tax reform legislation and its estimated impacts to Valvoline.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to net income for the interim periods presented:

	Three months ended December 31
(In millions)	2017	2016
Net (loss) income	$(10)	$72
Income tax expense	94	38
Net interest and other financing expense	14	10
Depreciation and amortization	11	9
EBITDA	109	129
Separation costs	2	6
Adjustment associated with Ashland tax indemnity	7	—
Non-service pension and other postretirement plan net periodic income (a)	(10)	(18)
Gain on pension and other postretirement plan remeasurements	—	(8)
Adjusted EBITDA	$108	$109

(a) Recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 9 in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

The decrease in Adjusted EBITDA of $1 million was primarily due to the performance of the Company's operating segments, notably higher planned investments in selling, general and administrative expenses and higher raw material costs related to new product packaging and the hurricanes partially offset by higher volume levels and favorable changes in product mix.

The changes to reportable segment EBITDA and Adjusted EBITDA and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.
Reportable Segment Review

Valvoline’s business is managed within the following three reportable segments:

•
Core North America - sells Valvoline and other branded products and solutions in the United States and Canada to heavy-duty customers and retailers for consumers to perform their own automotive and engine maintenance, as well as to installer customers who use Valvoline products to service vehicles.

•
Quick Lubes - services the passenger car and light truck quick lube market through: Company-owned and franchised VIOC retail quick lube service stores; and its Express Care stores for independent operators to purchase Valvoline motor oil and other products and display Valvoline branded signage.

•	International - sells Valvoline and other branded products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.
Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline's reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as non-service pension and other postretirement income and remeasurement adjustments, interest expense or income tax expense. Valvoline allocates all items above operating income to its reportable segments except for certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. The service cost component of pension and other postretirement benefit plans is allocated to each reportable segment on a ratable basis, while the remaining non-service and remeasurement components of pension and other postretirement benefits costs are recorded below operating income and attributed to Unallocated and other.
The EBITDA and Adjusted EBITDA amounts presented within this section are provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for each reportable segment. Each of these non-GAAP measures is defined as follows: EBITDA (operating income plus depreciation and amortization) and Adjusted EBITDA (EBITDA adjusted for key items, which may include adjustments for significant acquisitions or divestitures, as applicable). As Valvoline does not allocate items to each reportable segment below operating income, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Condensed Consolidated Statements of Comprehensive Income caption.

The following table presents sales, operating income and statistical operating information by reportable segment for the three months ended December 31, 2017 and 2016:

	Three months ended December 31
(In millions)	2017	2016
Sales
Core North America	$251	$237
Quick Lubes	154	127
International	140	125
	$545	$489
Operating income (loss)
Core North America	$43	$51
Quick Lubes	35	29
International	19	20
Total operating segments	97	100
Unallocated and other	(9)	(6)
	$88	$94
Depreciation and amortization
Core North America	$4	$3
Quick Lubes	6	5
International	1	1
	$11	$9
Operating information
Core North America
Lubricant sales gallons	23.8	24.1
Premium lubricants (percent of U.S. branded volumes)	47.8%	43.8%
Gross profit as a percent of sales (a)	37.7%	40.9%
Quick Lubes
Lubricant sales gallons	5.7	5.3
Premium lubricants (percent of U.S. branded volumes)	61.5%	58.6%
Gross profit as a percent of sales (a)	40.4%	40.1%
International
Lubricant sales gallons (b)	14.3	13.7
Lubricant sales gallons, including unconsolidated joint ventures	25.1	23.0
Premium lubricants (percent of lubricant volumes)	27.7%	27.4%
Gross profit as a percent of sales (a)	28.2%	30.7%

(a) Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b) Excludes volumes from unconsolidated joint ventures.

Core North America

Core North America sales increased $14 million, or 6%, to $251 million during the current quarter compared to the prior year quarter. This increase was primarily driven by higher product pricing and favorable changes in product mix of $13 million, or 5%, and $4 million, or 2%, respectively. These increases were partially offset by volume declines of approximately $4 million.

Gross profit decreased $2 million compared to the prior year quarter. Higher raw material costs decreased gross profit by $3 million and overall decreases in volume related to the timing of promotions drove declines in non-branded product sales which decreased gross profit by $2 million. These decreases were partially offset by gains in premium product mix which increased gross profit by $3 million. Gross profit margin decreased 3.2 percentage points to 37.7% for the quarter ended December 31, 2017 driven largely by incremental costs associated with the launch of new packaging and higher raw material costs attributed to the hurricanes in late 2017.

Selling, general and administrative expenses, which include corporate expense allocations of costs, increased $3 million, or 6%, during the current quarter compared to the prior year quarter due to planned increases related to the Company's investments in its teams and shared infrastructure expenses.

Operating income totaled $43 million in the current quarter compared to $51 million in the prior year quarter. EBITDA decreased $7 million to $47 million in the current quarter. EBITDA margin decreased 4.1 percentage points to 18.7%.
Core North America - EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Core North America. There were no unusual or key items that affected comparability for Adjusted EBITDA during the three months ended December 31, 2017 and 2016.

	Three months ended December 31
(In millions)	2017	2016
Operating income	$43	$51
Depreciation and amortization	4	3
EBITDA	$47	$54

Quick Lubes

Quick Lubes sales increased $27 million, or 21%, to $154 million during the current quarter compared to the prior year quarter. Volume increased sales by $8 million as lubricant sales gallons increased to 5.7 million gallons during the quarter. Increased pricing and favorable changes in product mix increased sales $5 million and $1 million, respectively. Acquisitions increased sales by $13 million.

Gross profit increased $11 million during the current quarter compared to the prior year quarter. Increases in volumes and higher premium product mix combined to increase gross profit by approximately $4 million. Favorable pricing increased gross profit by $4 million, while acquisitions increased gross profit by $3 million. Gross profit margin during the current quarter increased 0.3 percentage points to 40.4% as a percentage of sales for the quarter, driven primarily by favorable margins due to increased ticket as a result of pricing improvements coupled with effective store execution, including increased transactions.

Selling, general and administrative expenses, which include corporate expense allocations of costs, increased $6 million, or 27%, during the current quarter compared to the prior year quarter. The increase was primarily a result of planned increases related to the Company's investments in its teams and shared infrastructure expenses of $3 million, an increase of $1 million in operating costs as a result of acquisitions and an increase of $1 million in advertising costs.

Operating income totaled $35 million in the current quarter as compared to $29 million in the prior year quarter. EBITDA increased $7 million to $41 million in the current quarter. EBITDA margin decreased 0.2 percentage points to 26.6% in the current quarter.

Quick Lubes - Additional growth and sales information

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

	Company-owned
	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017

Beginning of period	384	383	374	347	342
Opened	2	2	1	—	—
Acquired	—	1	—	28	—
Conversions between company-owned and franchise	56	—	9	—	5
Closed	—	(2)	(1)	(1)	—
End of period	442	384	383	374	347

	Franchise
	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017

Beginning of period	743	730	734	729	726
Opened	11	15	6	7	10
Acquired	—	—	—	—	—
Conversions between company-owned and franchise	(56)	—	(9)	—	(5)
Closed	(1)	(2)	(1)	(2)	(2)
End of period	697	743	730	734	729

Total VIOC Stores	1,139	1,127	1,113	1,108	1,076

The year over year change from December 31, 2017 to December 31, 2016 is primarily driven by opening new company-owned stores and franchise locations, including the acquisition of Time-It Lube in the second quarter of 2017, which added 28 company-owned locations. In addition, the acquisition of 56 Henley Bluewater stores converted from franchises in the first quarter of 2018.

	Three months ended December 31
	2017	2016
Same-Store Sales Growth** - Company-owned	8.2%	9.5%
Same-Store Sales Growth** - Franchisee*	7.7%	8.9%
Same-Store Sales Growth** - Combined*	7.9%	9.0%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

Quick Lubes - EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that the Company has internally determined to be relevant measures of comparison for the results of Quick Lubes. There were no unusual or key items that affected comparability for Adjusted EBITDA during the three months ended December 31, 2017 and 2016.

	Three months ended December 31
(In millions)	2017	2016
Operating income	$35	$29
Depreciation and amortization	6	5
EBITDA	$41	$34
International

International sales increased $15 million, or 12%, to $140 million during the current quarter compared to the prior year quarter. Higher volume levels and changes in product mix combined to increase sales by $6 million, or 5%. Favorable foreign currency exchange increased sales by $6 million and favorable product pricing increased sales $3 million.

Gross profit increased $1 million, or 3%, during the current quarter compared to the prior year quarter. Increases in volumes and favorable changes in product mix combined to increase gross profits by $2 million. Favorable foreign currency exchange increased gross profit by $1 million, while higher product and supply chain costs resulted in a $2 million decrease in gross profit. Gross profit margin decreased by 2.5 percentage points to 28.2% compared to the prior year quarter largely driven by higher raw material and supply chain costs in some markets and the lower contribution from higher-margin geographies.

Selling, general and administrative expenses, which include corporate expense allocations of costs, increased $3 million, or 12%, during the current quarter compared to the prior year quarter. The increase was primarily related to $2 million of planned increases related to the Company's investments in its teams and shared infrastructure expenses, and a $1 million increase in employee costs. Equity and other income increased $1 million compared to the prior year quarter primarily as a result of increased equity and royalty income from the Company's investments in joint ventures, which had increased volumes during the quarter.

Operating income totaled $19 million in the current quarter as compared to $20 million in the prior year quarter. EBITDA decreased $1 million to $20 million in the current quarter. EBITDA margin decreased 2.5 percentage points to 14.3% in the current quarter.

International - EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Valvoline has internally determined to be relevant measures of comparison for the results of International. There were no unusual or key items that affected comparability for Adjusted EBITDA during the three months ended December 31, 2017 and 2016.

	Three months ended December 31
(In millions)	2017	2016
Operating income	$19	$20
Depreciation and amortization	1	1
EBITDA	$20	$21

Unallocated and Other

Unallocated and other operating income/loss generally includes items such as certain other corporate and non-operational matters, such as company-wide restructuring activities and legacy costs, including those associated with the separation from Ashland. The following table summarizes the components of Unallocated and other operating income/loss for the three months ended December 31, 2017 and 2016:

	Three months ended December 31
(In millions)	2017	2016
Separation costs	$(2)	$(6)
Adjustments associated with Ashland tax indemnity	(7)	—
Operating loss	$(9)	$(6)

Unallocated and other had operating loss of $9 million and loss of $6 million during the three months ended December 31, 2017 and 2016, respectively. The increased operating loss is primarily the result of increased expense related to adjustments recorded for indemnities associated with the Tax Matters Agreement primarily as a result of tax reform legislation, partially offset by decreased separation costs from the prior year as the separation from Ashland was completed in May 2017.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company closely manages its liquidity and capital resources. Valvoline's liquidity requirements depend on key variables, including the level of investment needed to support business strategies, the performance of the business, capital expenditures, borrowing arrangements, and working capital management. Capital expenditures, acquisitions, share repurchases, and dividend payments are components of the Company's cash flow and capital management strategy, which to a large extent, can be adjusted in response to economic and other changes in the business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities that support Valvoline's business and growth strategies, while funding ongoing operations.

As of December 31, 2017, the Company had $115 million in Cash and cash equivalents, of which approximately $96 million was held by Valvoline's non-U.S. subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed, and the Company has historically intended to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries. As a result of the enactment of tax reform legislation in December 2017, undistributed earnings of the Company's non-U.S. subsidiaries were subject to the one-time deemed repatriation tax, which provides certain expected opportunities to repatriate with lower tax consequences. Consequently, the Company began to reevaluate its intentions to indefinitely reinvest its non-U.S. undistributed earnings. The Company now plans to repatriate up to approximately $45 million of previously undistributed earnings of certain non-U.S. subsidiaries where the withholding tax implications are expected to be minimal. The Company is presently not aware of any significant restrictions on the repatriation of these funds and additional taxes and other costs that may arise between the deemed and actual distribution dates are not estimated to be material.

The Company's intent is to continue to indefinitely reinvest the remainder of its undistributed earnings of non-U.S. subsidiaries. Upon any future determination to distribute these earnings, the Company would be subject to certain income and withholding taxes, the amount of which is not practicable to determine given the complexities associated with such a hypothetical calculation, including dependencies on income tax laws and other circumstances in place at the time amounts are distributed.

Cash Flow

Valvoline’s cash flows as reflected in the Condensed Consolidated Cash Flows are summarized as follows for the three months ended December 31, 2017 and 2016:

	Three months ended December 31

(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$20	$88
Investing activities	(74)	(10)
Financing activities	(31)	(16)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	2
(Decrease) increase in cash and cash equivalents	$(86)	$64

Operating activities

The decrease in cash flows provided by operating activities for the three months ended December 31, 2017 compared to the prior year period was primarily related to the timing of cash settlements of both asset and liability working capital accounts, including those related to Valvoline's separation from Ashland that drove higher operating cash flows in the prior year period . Specifically, in the three months ended December 31, 2016, Valvoline received $23 million from Ashland in customer payments on certain Valvoline receivables that were collected by Ashland and remitted to Valvoline during the period. In addition, Valvoline's accrued liabilities increased by approximately $40 million during the three months ended December 31, 2016 related primarily to transition services, tax sharing and other miscellaneous billings from Ashland. Also, as described further in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, during the three months ended December 31, 2016, the Company sold $11 million of accounts receivables to a financial institution and did not sell accounts receivable during the three months ended December 31, 2017.
Investing activities

The increase in cash flows used in investing activities for the three months ended December 31, 2017 compared to the prior year period was primarily related to the acquisition of 56 franchise service centers from Henley Bluewater LLC for $60 million, combined with a moderate increase in capital expenditures due to planned investments. Valvoline is currently forecasting approximately $80 million to $90 million of capital expenditures for full year fiscal 2018, funded primarily from operating cash flows.

Financing activities

The increase in cash flows used in financing activities for the three months ended December 31, 2017 compared to the prior year period was related to transactions that occurred in the current year, including payments related to the repurchase of common stock of $37 million, the purchase of the remaining ownership interest in a consolidated subsidiary for $15 million, lower borrowings in the period related to the trade receivables securitization facility, and the increase in dividends that resulted in an incremental $5 million payment. These increases in cash usage were partially offset by reduced repayments of borrowings in the current year period.

Free cash flow and other liquidity information

The following table sets forth free cash flow for the disclosed periods and reconciles cash flows provided by operating activities to free cash flow. As previously noted, free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments, and includes pension and other postretirement plan remeasurement gains/losses. Refer to the “Use of Non-GAAP Measures” section previously included in this Item 2 for additional information.

	Three months ended December 31
(In millions)	2017	2016
Cash flows provided by operating activities	$20	$88
Additions to property, plant and equipment	(14)	(9)
Free cash flow	$6	$79

Free cash flow was lower for the three months ended December 31, 2017 as compared to the prior year period driven by lower cash flows from operating activities as described above, coupled with higher capital expenditures due to planned investments.

As of December 31, 2017, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $386 million, compared to $327 million at September 30, 2017. Liquid assets, (cash, cash equivalents, and accounts receivable) was 145% of current liabilities as of December 31, 2017 and 123% at September 30, 2017.

Debt
The following summary reflects Valvoline’s debt as of:

	December 31	September 30
(In millions)	2017	2017
Short-term debt	$—	$75
Long-term debt (including current portion and debt issuance cost discounts) (a)	1,166	1,049
Total debt	$1,166	$1,124

(a)
Amount includes $2 million of debt acquired through acquisitions and is net of $12 million and $13 million of debt issuance cost discounts as of December 31 and September 30, 2017, respectively, which are direct reductions from the carrying amount of debt.

As of December 31, 2017, the senior secured credit facility consisted of a term loan facility with an aggregate principal outstanding balance of $281 million and a $450 million revolving credit facility with no outstanding balance. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2017, there were $11 million in letters of credit outstanding. As of September 30, 2017, the outstanding principal balance of the term loan facility was $285 million and there was no outstanding balance on the revolving facility.

As of December 31 and September 30, 2017, the Company had outstanding $400 million in aggregate principal balance of 4.375% senior unsecured notes due in 2025 and $375 million in aggregate principal balance of 5.500% senior unsecured notes due in 2024. In December 2017, the Company completed registered exchange offers for the senior notes.

During the first fiscal quarter of 2018, the Company amended the trade receivables securitization facility to extend the maturity date to November 19, 2020 and increase the maximum funding under the facility to $175 million. Valvoline borrowed an additional $45 million under this facility during the three months ended December 31, 2017 and used the proceeds to supplement the daily cash needs of the Company's operations. As of December 31, 2017, $120 million remains outstanding under this facility. As of September 30, 2017, the Company had $75 million outstanding under this facility.

Debt covenant restrictions

Valvoline’s debt contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of December 31, 2017, Valvoline was in compliance with all covenants of its debt obligations.

Pension and Other Postretirement Plan Obligations

During fiscal 2018, the Company expects to make contributions of approximately $14 million to its pension plans related to its U.S. non-qualified and non-U.S. pension plans, of which contributions of $3 million were made during the three months ended December 31, 2017. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

Tax-related Commitments

On December 22, 2017, the President of the United States signed into law tax reform legislation (the “Act”), which is generally effective January 1, 2018. The Act includes a number of provisions, including lowering the U.S. corporate federal income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. While the Company expects the Act will ultimately benefit Valvoline, it also includes provisions that are expected to offset some of the benefit of the rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

During the three months ended December 31, 2017, enactment of the Act resulted in pre-tax expense of $7 million and income tax expense of $68 million due to the following:

•	The remeasurement of net deferred tax assets at the lower enacted corporate tax rate resulted in a net $67 million increase in income tax expense;

•	The deemed repatriation tax on unremitted non-U.S. earnings and profits resulted in a $4 million increase in income tax expense; and

•
The remeasurement of net indemnity liabilities associated with the Tax Matters Agreement increased pre-tax expense by $7 million and generated a $3 million tax benefit related to the higher expected utilization of tax attributes payable to Ashland.

Based on the Company's provisional estimates of the impacts of the Act, management expects there will be a net favorable impact on Valvoline and its U.S. operations primarily due to the reduction in the federal statutory income tax rate. Set forth below is a discussion of certain provisions of the Act and the Company's preliminary assessment of the impact of such provisions on Valvoline's consolidated financial statements:

•
Given the effective date of the rate reduction in the Act, the Company's statutory federal corporate tax rate for fiscal 2018 will be a blended rate of 24.5%, with the federal statutory rate of 21% beginning in fiscal 2019. Inclusive of the reduction of the annual estimated effective tax rate and combined with income tax expense recorded in the three months ended December 31, 2017 related to the enactment of the Act, the Company currently anticipates an estimated consolidated effective tax rate between 44% and 45% for fiscal 2018. The reduced federal tax rate is expected to result in overall lower income tax expense in fiscal 2019, and the Company currently expects that its consolidated effective tax rate for fiscal 2019 will be between 25% and 26%. Such estimates are based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income tax levels and tax deductions.

•
The Act implements a new territorial tax system and imposes a one-time U.S. tax on the deemed repatriation of certain accumulated non-U.S. earnings and profits. The Company currently expects to settle the related gross liability of approximately $22 million through utilization of foreign tax credits of $18 million, resulting in a net impact of $4 million which was recorded as income tax expense in the three months ended December 31, 2017. As a result of certain opportunities to repatriate with estimated lower tax consequences, the Company now intends to repatriate up to approximately $45 million of previously undistributed non-U.S. earnings in the foreseeable future.

•
The Act expands the limitation on the deduction of certain executive compensation. This expansion is subject to transition rules that provide grandfather relief. The Company has currently estimated that these deduction limitations will primarily be effective in future periods.

•	The Act repeals the deduction for domestic manufacturing production activities. With Valvoline’s domestic manufacturing footprint, the repeal will have an unfavorable impact beginning in fiscal 2019.

•
The Act includes a new incentive for U.S. companies to produce goods and services domestically and sell them abroad, which the Company expects will have a favorable impact on Valvoline beginning in fiscal 2019.

•
The Act provides for an election of 100 percent tax depreciation on certain property expenditures through 2022. The depreciation percentage will be phased down beginning in 2023 through 2026, when the prior depreciation rules will return. The Company expects to benefit from this provision related to the timing of deductions for investments.

•	Given the Company's present financial profile, management expects to fully deduct interest expense under the present and future limitation rules under the Act.

•
The Company generally expects taxable state income will increase as a result of deduction limitations associated with the Act. However, the impact is not currently reasonably estimable as most U.S. state tax jurisdictions have not responded to the specific effects of the Act.

As summarized above, based on the Company's provisional estimates of the impacts of the Act, management expects there will be a net favorable impact on Valvoline, taking into account the impact on profitability and improved capital generation, which will provide the Company the opportunity to evaluate the potential utilization of the expected savings to increase or accelerate investments in its business and growth.

The estimated impacts of the Act recorded during the three months ended December 31, 2017 as well as the forward-looking estimates are provisional in nature, and the Company will continue to assess the impact of the Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the Act may differ from the Company's provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the Act.

Dividend Payments and Share Repurchases

For the three months ended December 31, 2017, the Company paid cash dividends of $0.0745 per common share for $15 million. On January 31, 2018, the Valvoline Board of Directors declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock. The dividend is payable on March 15, 2018 to shareholders of record on March 1, 2018.
Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the three months ended December 31, 2016, the Company paid cash dividends of $0.049 per common share for $10 million.

For the three months ended December 31, 2017, the Company repurchased approximately 2 million shares for $39 million under the $150 million share repurchase authorization approved by the Board of Directors on April 24, 2017 (the “2017 Share Repurchase Authorization”). As of December 31, 2017, there was $61 million of share repurchase authority remaining under the 2017 Share Repurchase Authorization. This repurchase authority allows the Company to repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Repurchases were and will continue to be in accordance with all applicable securities laws and regulations and funded from available liquidity. The Company did not repurchase shares during the three months ended December 31, 2016.

On January 31, 2018, the Board of Directors of Valvoline:

•	Declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock that is payable on March 15, 2018 to shareholders of record on March 1, 2018; and

•	Authorized the Company to repurchase up to $300 million of its common stock through September 30, 2020, which amount is in addition to the 2017 Share Repurchase Authorization.

Off-Balance Sheet Arrangements and Contractual Obligations

Other than the matters disclosed in this Quarterly Report on Form 10-Q and in the ordinary course of business since the end of fiscal 2017, there have been no material changes in the Company's contractual obligations. See the Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for additional information regarding the Company's off-balance-sheet arrangements and contractual obligations.

Summary

As of December 31, 2017, cash and cash equivalents totaled $115 million and total debt was $1.2 billion. Valvoline's ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2017. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. Valvoline's financial position has enabled it to achieve a Moody's rating of Ba2 and a Standard & Poor’s rating of BB+, which was upgraded in the fourth fiscal quarter of 2017. Subsequent changes to ratings may have an effect on Valvoline's borrowing rate or ability to access capital markets in the future. Borrowing capacity under the 2016 Senior Credit Agreement was $439 million (due to a $11 million reduction for letters of credit) and based on the availability of eligible receivables, $39 million under the trade receivables securitization facility as of December 31, 2017.

Management believes that the Company has sufficient liquidity based on its current cash position, cash generated from business operations and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other contractual commitments, as well as operating requirements for the next twelve months.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued accounting pronouncements and the impact on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's critical accounting policies and estimates are discussed in detail in Item 7 in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. As described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the Company adopted accounting policy changes related to the classification of non-service pension and other postretirement net periodic income effective October 1, 2017. Accordingly, Net pension and other postretirement plan non-service income and remeasurement adjustments for all periods presented has been reclassified from within operating income to non-operating income within the Condensed Consolidated Statements of Comprehensive Income.

Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no other changes to critical accounting policies in the three months ended December 31, 2017. There were also no significant changes in estimates associated with those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are discussed in detail in Item 7A in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Valvoline's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), and based upon such evaluation, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to Valvoline's management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is involved in claims and legal actions that arise in the ordinary course of business. While Valvoline cannot predict with certainty the outcome, costs recognized with respect to such actions were immaterial during the three months ended December 31, 2017. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources. While Valvoline cannot predict with certainty the outcome of such matters, where appropriate, adequate reserves have been recorded, which were not material as of December 31, 2017. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these matters; however, Valvoline currently believes that such potential losses will not be material.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2017, the Company repurchased 1.6 million shares of its common stock for $39 million under the 2017 Share Repurchase Authorization. Under the authorization, shares may be repurchased on the open market, through Rule 10b5-1 trading plans, Rule 10b-18 repurchase programs and accelerated share acquisition programs. As of December 31, 2017, $61 million remains available for repurchase under this authorization, and on January 31, 2018, the Board of Directors of Valvoline authorized the Company to repurchase up to $300 million of its common stock through September 30, 2020, which amount is in addition to the 2017 Share Repurchase Authorization.

Share repurchase activity during the three months ended December 31, 2017 was as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share, including Commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1, 2017 to October 31, 2017	—	$—	—	$100
November 1, 2017 to November 30, 2017	747,265	$24.04	737,629	$82
December 1, 2017 to December 31, 2017	875,728	$24.58	875,728	$61
Total	1,622,993		1,613,357

(1) Total number of shares purchased includes both shares repurchased under the Board of Directors authorization described above, as well as vested restricted stock awards purchased to cover withholding taxes.
(2) Further information regarding the Company's share repurchases can be found in Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

10.1*
First Amendment to the Transfer and Administration Agreement, dated as of November 20, 2017, among Valvoline LLC, Lex Capital LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and PNC Bank National Association, as agent for the Investors.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

VALVOLINE INC.
(Registrant)

February 8, 2018	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer