Form 10-Q
period 2018-03-31
VALVOLINE INC
filed 2018-05-03
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

At April 30, 2018, there were 195,682,961 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share data - unaudited)	2018	2017	2018	2017
Sales	$569	$514	$1,114	$1,003
Cost of sales	362	316	712	620
Gross profit	207	198	402	383

Selling, general and administrative expenses	111	97	218	192
Legacy and separation-related expenses, net	8	6	17	12
Equity and other income	(12)	(5)	(21)	(15)
Operating income	100	100	188	194
Net pension and other postretirement plan non-service income and remeasurement adjustments	(10)	(17)	(20)	(43)
Net interest and other financing expenses	16	8	30	18
Income before income taxes	94	109	178	219
Income tax expense	27	38	121	76
Net income	$67	$71	$57	$143

NET INCOME PER SHARE
Basic	$0.33	$0.35	$0.28	$0.70
Diluted	$0.33	$0.35	$0.28	$0.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	200	205	201	205
Diluted	200	205	202	205

DIVIDENDS PAID PER COMMON SHARE	$0.07	$0.05	$0.15	$0.10

COMPREHENSIVE INCOME
Net income	$67	$71	$57	$143
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	3	6	4	(3)
Amortization of pension and other postretirement plan prior service credit	(2)	(2)	(4)	(4)
Other comprehensive gain (loss)	1	4	—	(7)
Comprehensive income	$68	$75	$57	$136

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2018	September 30 2017
Assets
Current assets
Cash and cash equivalents	$127	$201
Accounts receivable, net	435	385
Inventories, net	194	175
Other current assets	39	29
Total current assets	795	790
Noncurrent assets
Property, plant and equipment, net	390	391
Goodwill and intangibles, net	396	335
Equity method investments	34	30
Deferred income taxes	171	281
Other noncurrent assets	83	88
Total noncurrent assets	1,074	1,125
Total assets	$1,869	$1,915

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term debt	$—	$75
Current portion of long-term debt	23	15
Trade and other payables	194	192
Accrued expenses and other liabilities	198	196
Total current liabilities	415	478
Noncurrent liabilities
Long-term debt	1,183	1,034
Employee benefit obligations	316	342
Other noncurrent liabilities	181	178
Total noncurrent liabilities	1,680	1,554
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 197 and 203 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	2	2
Paid-in capital	3	5
Retained deficit	(274)	(167)
Accumulated other comprehensive income	43	43
Total stockholders’ deficit	(226)	(117)
Total liabilities and stockholders’ deficit	$1,869	$1,915

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2018	2017
Cash flows from operating activities
Net income	$57	$143
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	25	18
Debt issuance cost and discount amortization	1	2
Deferred income taxes	65	—
Equity income from affiliates	(9)	(7)
Distributions from equity affiliates	5	3
Pension contributions	(9)	(10)
Gain on pension and other postretirement plan remeasurements	—	(8)
Gain on sale of assets	(4)	—
Foreign currency exchange loss	1	—
Stock-based compensation expense	7	3
Change in assets and liabilities (a)
Accounts receivable	(50)	(42)
Inventories	(16)	(17)
Payables and accrued liabilities	2	(9)
Other assets and liabilities	33	(6)
Total cash provided by operating activities	108	70
Cash flows from investing activities
Additions to property, plant and equipment	(30)	(27)
Acquisitions, net of cash acquired	(67)	(48)
Proceeds from sale of operations	5	—
Other investing activities, net	1	(1)
Total cash used in investing activities	(91)	(76)
Cash flows from financing activities
Net transfers to Ashland	—	(2)
Proceeds from borrowings, net of issuance costs	95	75
Repayments on borrowings	(15)	(83)
Repurchases of common stock	(123)	—
Purchase of additional ownership in subsidiary	(15)	—
Cash dividends paid	(30)	(20)
Other financing activities	(5)	—
Total cash used in financing activities	(93)	(30)
Effect of currency exchange rate changes on cash and cash equivalents	2	(1)
Decrease in cash and cash equivalents	(74)	(37)
Cash and cash equivalents - beginning of period	201	172
Cash and cash equivalents - end of period	$127	$135

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. In the opinion of management, the assumptions underlying the condensed consolidated financial statements for these interim periods are reasonable, and all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise disclosed herein. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

A description of new U.S. GAAP accounting standards issued and adopted during the current year is required in interim financial reporting. A detailed listing of recent accounting standards relevant to Valvoline is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The following standards relevant to Valvoline were either issued or adopted in the current year, or are expected to have a meaningful impact on Valvoline in future periods.

Recently adopted

In the first fiscal quarter of 2018, Valvoline adopted the following:

•
In July 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to simplify the subsequent measurement of certain inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first out (“LIFO”) and retail inventory methods. Valvoline adopted this guidance prospectively on October 1, 2017. Valvoline utilizes LIFO to value approximately 70% of its gross inventory and there were no material differences in the Company’s previous valuation methodology for its remaining inventory using lower of cost or market to lower of cost or net realizable value.

•
In March 2017, the FASB issued accounting guidance that changed how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption as other employee compensation costs for services rendered during the period. All other components of the net periodic benefit cost are presented separately outside of the operating income caption. Valvoline retrospectively adopted this guidance on October 1, 2017. Accordingly, Net pension and other postretirement plan non-service income and remeasurement adjustments has been reclassified to non-operating income for all periods presented within the Condensed Consolidated Statements of Comprehensive Income, which reduced previously reported operating income by $17 million and $43 million for the three and six months ended March 31, 2017, respectively.

Issued but not yet adopted

In May 2014, the FASB issued accounting guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance. This guidance introduces a five-step model for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under current guidance. The Company is evaluating the effect of adopting the new revenue guidance on its financial statements and does not currently expect it to have a material effect to net earnings. Based on an evaluation of current contracts and revenue streams to-date, Valvoline believes that most revenue transactions recorded under the new guidance will be substantially consistent with the treatment under existing guidance. The Company’s revenue transactions generally consist of a single performance obligation to transfer promised goods and are not accounted for under industry-specific guidance. The Company anticipates expanded footnote disclosures under the new revenue guidance.

Management will continue to complete its assessment of revenue streams and implementation plans, including monitoring developments, and plans to finalize conclusions by the fourth quarter of fiscal 2018. Valvoline expects to adopt this guidance using the modified retrospective method, which would recognize the cumulative effect of the changes in retained earnings at the date of adoption, but would not retrospectively apply the new guidance to prior periods. Valvoline will adopt this standard in the first quarter of fiscal 2019 and will provide updated disclosures of the anticipated impacts of adoption in future filings.

In February 2016, the FASB issued new accounting guidance related to lease transactions. The primary objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. The Company expects to adopt the new guidance in the first quarter of fiscal 2020 using the modified retrospective method. While adoption is expected to lead to a material increase in the assets and liabilities recorded on the Condensed Consolidated Balance Sheet and an increase in footnote disclosures related to leases, the Company is in the process of developing assessment and implementation plans to identify and assess all forms of leases, analyze the practical expedients and determine the specific impacts on its condensed consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2018		September 30, 2017
		Quoted prices in active markets for identical assets		Quoted prices in active markets for identical assets
(In millions)	Fair Value	Level 1	Fair Value	Level 1
Assets
Cash equivalents (a)	$31	$31	$46	$46
Foreign currency derivatives (b)	1	1	1	1
Non-qualified trust funds (c)	28	28	30	30
Total assets at fair value	$60	$60	$77	$77

Liabilities
Foreign currency derivatives (d)	$1	$1	$1	$1
Total liabilities at fair value	$1	$1	$1	$1

(a)	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Included in Other current assets in the Condensed Consolidated Balance Sheets.

(c)
As of March 31, 2018, $2 million of this balance is included in Other current assets, with the remainder included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. As of September 30, 2017, this balance is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

(d)	Included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

There were no Level 2 or 3 financial assets or liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 or September 30, 2017. Additionally, during the three and six months ended March 31, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.
Cash equivalents
A portion of the Company’s excess cash is held in highly liquid investments with maturities of three months or less. Cash equivalents generate interest income and are measured at fair value using prevailing market rates.
Derivatives

The Company uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures and exchange one foreign currency for another for a fixed rate at a future date of twelve months or less. During the three and six months ended March 31, 2018 and 2017, gains and losses recognized for changes in the fair value of these instruments were not material and were included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income to offset the gain or loss on the hedged item in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. The Company had outstanding contracts with highly-rated financial institutions with notional values of $33 million and $47 million as of March 31, 2018 and September 30, 2017, respectively.
Non-qualified trust fund
The Company maintains a non-qualified trust to fund benefit payments for certain of its U.S. non-qualified pension plans, which primarily consists of highly liquid fixed income U.S. government bonds. During the three and six months ended March

31, 2018 and 2017, gains and losses related to these investments were not material and were immediately recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.
Long-term debt
The Company’s outstanding fixed rate senior notes consist of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million issued in July 2016 (the “2024 Notes”) and 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes” and together with the 2024 Notes, the “Senior Notes”).
The fair values of the Senior Notes shown in the table below are based on recent trading values, which are considered Level 2 inputs within the fair value hierarchy. Long-term debt is included in the Condensed Consolidated Balance Sheets at carrying value, rather than fair value, and is therefore excluded from the fair value table above. Carrying values shown in the following table are net of unamortized discounts and issuance costs.

	March 31, 2018			September 30, 2017
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$385	$370	$5	$401	$370	$5
2025 Notes	389	395	5	408	394	6
Total	$774	$765	$10	$809	$764	$11

Refer to Note 7 for more information on the Senior Notes and Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Quick Lubes store acquisitions

During the six months ended March 31, 2018, the Company acquired 61 service center stores for a total of $67 million. These acquisitions included 59 previous franchise service center stores, of which 56 were acquired from Henley Bluewater LLC in northern Ohio and Michigan on October 2, 2017 for $60 million. During the six months ended March 31, 2017, acquisitions totaled $48 million and included 33 service center stores, of which five were previous franchises.

The results of operations of the acquired stores, which were not material, have been included in the Company’s condensed consolidated financial statements from the date of each acquisition, and accordingly, pro forma disclosure of financial information has not been presented. The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the six months ended March 31:

(In millions)	2018	2017
Inventory	$1	$—
Property, plant and equipment	2	—
Intangible assets	64	45
Other noncurrent assets	—	3
Net assets acquired	$67	$48

Included within the intangible assets above is approximately $40 million of goodwill and $24 million of reacquired franchise rights recognized during the six months ended March 31, 2018. Prior to the acquisition of franchise service center stores, Valvoline licensed the right to operate quick lube service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately seven years. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

During the six months ended March 31, 2018, the purchase price allocation for the acquisition of certain franchise locations during the three months ended June 30, 2017 was adjusted to reduce non-amortizable goodwill and increase amortizable intangible assets by $6 million. The Company believes that these changes were not material and does not expect any additional changes to the preliminary purchase price allocations summarized above for acquisitions completed during the six months ended March 31, 2018.

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

Dispositions

During the second fiscal quarter of 2018, the Company sold two service center stores to a franchisee within the Quick Lubes reportable segment. Valvoline received proceeds of approximately $5 million and recognized a gain of $3 million on the sale of net assets that was recorded in Equity and other income in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018.

NOTE 4 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable:

(In millions)	March 31 2018	September 30 2017
Trade and other accounts receivable	$441	$390
Less: Allowance for doubtful accounts	(6)	(5)
	$435	$385

Prior to May 2017 when Valvoline’s former parent company, Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland”), distributed its net investment in Valvoline (the “Distribution”), Ashland was party to an agreement to sell certain Valvoline customer accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constituted an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement was to decrease the time accounts receivable was outstanding and increase cash flows as Ashland in turn remitted payment to Valvoline. During the six months ended March 31, 2017, $11 million of accounts receivable were sold to the financial institution under this agreement.

Following the Distribution, Valvoline became party to the arrangement to sell certain customer accounts receivable in the form of drafts or bills of exchange to the financial institution. During the six months ended March 31, 2018, Valvoline sold $50 million of accounts receivable to the financial institution.

NOTE 5 - INVENTORIES

Certain lubricants are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. Remaining inventories are carried at the lower of cost or net realizable value using the weighted average cost method.

The following summarizes Valvoline’s inventories:

(In millions)	March 31 2018	September 30 2017
Finished products	$198	$180
Raw materials, supplies and work in process	33	31
LIFO reserves	(33)	(33)
Obsolete inventory reserves	(4)	(3)
	$194	$175

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the six months ended March 31, 2018.

(In millions)	Core North America	Quick Lubes	International	Total
September 30, 2017	$89	$201	$40	$330
Acquisitions (a)	—	34	—	34
Dispositions (b)	—	(1)	—	(1)
March 31, 2018	$89	$234	$40	$363

(a) Activity associated with the acquisitions of 56 service center stores from Henley Bluewater LLC and five other quick lubes service center stores, as well as adjustments related to prior year acquisitions. Refer to Note 3 for details regarding the acquisitions.
(b) Activity associated with the derecognition of goodwill from the sale and disposition of two quick lubes service center stores. Refer to Note 3 for further details.

Other Intangible Assets

Valvoline’s purchased intangible assets were specifically identified when acquired and have finite lives. Intangible assets were $39 million in gross carrying amount, net of $6 million in accumulated amortization as of March 31, 2018 and were reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheet. Amortization expense recognized during the three and six months ended March 31, 2018 was $2 million. Amortization expense recognized on intangible assets during the prior year periods was not material. Estimated amortization expense for each of the next five fiscal years, assuming no additional amortizable intangible assets, is as follows for the years ended September 30:

(In millions)
2018	$5
2019	$5
2020	$5
2021	$5
2022	$4

NOTE 7 - DEBT OBLIGATIONS

The following table summarizes Valvoline’s short-term borrowings and long-term debt:

(In millions)	March 31 2018	September 30 2017
2025 Notes	$400	$400
2024 Notes	375	375
Term Loans	278	285
Trade Receivables Facility	163	75
Revolver	—	—
Other (a)	(10)	(11)
Total debt	$1,206	$1,124
Short-term debt	—	75
Current portion of long-term debt	23	15
Long-term debt	$1,183	$1,034

(a) At March 31, 2018, Other includes $12 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions. At September 30, 2017, Other included $13 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions.

Senior Notes

During August 2017, Valvoline completed the issuance of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million. The net proceeds from the offering of the 2025 Notes were $394 million (after deducting initial purchasers’ discounts and debt issuance costs), which were used to make a voluntary contribution to the Company’s qualified U.S. pension plan.

During July 2016, Valvoline completed the issuance of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million. The net proceeds from the offering of the 2024 Notes was $370 million (after deducting initial purchasers’ discounts and debt issuance costs), which were transferred to Valvoline’s former parent, Ashland.

The Senior Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the Senior Notes from the holders thereof. The Senior Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the indentures governing the notes. The notes are guaranteed by each of Valvoline’s subsidiaries that guarantee obligations under the existing senior secured credit facility described below.

In December 2017, Valvoline completed registered exchange offers for the Senior Notes.

Senior Credit Agreement

The 2016 Senior Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), composed of (i) a five-year $875 million term loan facility (“Term Loans”), and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”). At March 31, 2018 and September 30, 2017, the Term Loans had outstanding principal balances of $278 million and $285 million, respectively. At March 31, 2018 and September 30, 2017, there were no amounts outstanding under the Revolver. During the three and six months ended March 31, 2018, Valvoline borrowed and repaid $7 million on the Revolver. As of March 31, 2018, the total borrowing capacity remaining under the Revolver was $439 million due to a reduction of $11 million for letters of credit outstanding.

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

The 2016 Credit Facilities are guaranteed by Valvoline’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries), and are secured by a first-priority security interest in substantially all the personal property assets and certain real property assets of Valvoline and the guarantors, including all or a portion of the equity interests of certain of Valvoline’s domestic subsidiaries and first-tier foreign subsidiaries. The 2016 Credit Facilities may be prepaid at any time without premium.

The 2016 Senior Credit Agreement contains usual and customary representations and warranties and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of March 31, 2018, Valvoline was in compliance with all covenants under the 2016 Senior Credit Agreement.

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

During the first fiscal quarter of 2017, Valvoline borrowed $75 million under the Trade Receivables Facility and used the net proceeds to repay an equal amount of the Term Loans. During the six months ended March 31, 2018, Valvoline made payments of $1 million and borrowed $89 million under the Trade Receivables Facility, using the proceeds to supplement the Company's daily cash needs.

The Company accounts for the Trade Receivables Facility as secured borrowings. Based upon the maturity dates in place in each respective period, as of March 31, 2018, the $163 million balance outstanding was classified as Long-term debt and the $75 million balance outstanding as of September 30, 2017 was classified as Short-term debt in the Condensed Consolidated Balance Sheets. Based on the availability of eligible receivables, the total borrowing capacity remaining under the Trade Receivables Facility at March 31, 2018 was $12 million. The financing subsidiary owned $281 million and $247 million of outstanding accounts receivable as of March 31, 2018 and September 30, 2017, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

The financing subsidiary pays customary fees to the lenders, and advances by a lender under the Trade Receivables Facility accrue interest for which the weighted average interest rates were 2.6% and 2.4% for the three and six months ended March 31, 2018, respectively, and 1.6% for the three and six months ended March 31, 2017. The Trade Receivables Facility contains various customary affirmative and negative covenants and default and termination provisions, which provide for acceleration of amounts owed under the Trade Receivables Facility in circumstances including, but not limited to, the failure to pay interest or other amounts when due, defaults on certain other indebtedness, certain insolvency events, and breach of representation.

NOTE 8 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended March 31, 2018 was $27 million, an effective tax rate of 28.7%, compared to expense of $38 million, an effective tax rate of 34.9%, for the three months ended March 31, 2017. The decrease in income tax expense and the effective tax rate was primarily driven by the reduction in the corporate federal income tax rate resulting from the enactment of U.S. tax reform legislation in December 2017.

Income tax expense for the six months ended March 31, 2018 was $121 million, an effective tax rate of 68.0% compared to expense of $76 million, an effective tax rate of 34.7%, for the six months ended March 31, 2017. The increase in income tax expense and the effective tax rate was principally driven by the enactment of U.S. tax reform legislation, which resulted in a net increase in income tax expense of approximately $70 million that more than offset benefits related to the reduction in the estimated annual effective tax rate for fiscal 2018.

U.S. tax reform legislation

On December 22, 2017, the President of the United States signed into law tax reform legislation (the “Act”), which generally became effective January 1, 2018. The Act includes a number of provisions, including lowering the federal corporate income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. While the Company expects this rate reduction will ultimately benefit Valvoline, the Act also includes provisions that are expected to offset some of the benefit of the rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

Based on the effective date of the rate reduction in the Act, the Company’s federal corporate statutory income tax rate for fiscal 2018 will be a blended rate of 24.5%, declining to 21% for fiscal 2019 and beyond.

During the six months ended March 31, 2018, enactment of the Act resulted in the following provisional impacts on income tax expense:

•	The remeasurement of net deferred tax assets at the lower enacted corporate tax rate resulted in a net $67 million increase in income tax expense;

•
Income tax expense increased by $4 million related to the deemed repatriation tax on unremitted non-U.S. earnings and profits and $2 million for withholding taxes due to the Company’s change in indefinite reinvestment assertion regarding its undistributed earnings; and

•
The remeasurement of net indemnity liabilities associated with the Tax Matters Agreement increased pre-tax expense by $7 million and generated a $3 million tax benefit primarily related to the higher expected utilization of tax attributes payable to Ashland.

The impacts of the Act recorded during the six months ended March 31, 2018 are provisional, and the Company will continue to assess the impact of the Act and will record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable. Accordingly, the impact of the Act may differ from the Company’s provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the Act.

There is currently a lack of clarity regarding most state tax implications as a result of the Act, though Valvoline is incorporated in Kentucky, which enacted income tax reform on April 13, 2018 that will be effective for the Company beginning in fiscal 2019. The Company is currently in the process of evaluating the impact of Kentucky income tax reform on its condensed consolidated financial statements and will record the associated estimated impacts in the period of enactment during the third fiscal quarter of 2018, including the remeasurement of net deferred tax assets at the lower tax rate and the related Tax Matters Agreement indemnity implications, which are not expected to be material to net income.

Deferred tax remeasurement

The Company’s net deferred income taxes represent benefits that will be used to reduce corporate taxes expected to be paid as well as differences between the tax bases and carrying amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates occur, deferred tax assets and liabilities are adjusted in the period changes are enacted through income tax expense.

The Company’s net deferred tax assets of $281 million were determined at September 30, 2017 based on the then-current enacted income tax rates prior to the passage of the Act. As a result of the reduction in the federal corporate income tax rate from 35% to 21% under the Act, the Company revalued its net deferred tax assets, which resulted in a reduction in the value of net deferred tax assets of approximately $67 million that was recorded as additional income tax expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the six months ended March 31, 2018.

Deemed repatriation

The Act implements a new territorial tax system that imposes a one-time transition tax, or deemed repatriation, on unremitted earnings of certain non-U.S. subsidiaries that is based in part on the amount of these earnings held in cash and other specified assets. The mandatory deemed repatriation resulted in a $22 million gross liability, but allows for the realization of $18 million of previously unrecognized foreign tax credits related to taxes previously paid in relevant local jurisdictions. The net result was $4 million of income tax expense which was recognized during the six months ended March 31, 2018.

The Company has historically intended to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries. As undistributed earnings of the Company’s non-U.S. subsidiaries were subject to the one-time deemed repatriation tax, the Company reevaluated its intentions to indefinitely reinvest its non-U.S. undistributed earnings. As a result, the Company no longer intends to indefinitely reinvest non-U.S. undistributed earnings and accordingly, recorded $2 million for estimated incremental withholding taxes during the six months ended March 31, 2018. The Company is presently not aware of any significant restrictions on the ability to transfer these funds, and additional taxes and other costs that may arise between the deemed and actual distribution dates are not estimated to be material.

Tax Matters Agreement

Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement were $69 million and $62 million at March 31, 2018 and September 30, 2017, respectively. At March 31, 2018 and September 30, 2017, $3 million and $1 million was recorded in Accrued expenses and other liabilities, respectively, and $66 million and $61 million was recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, respectively.

Under the Tax Matters Agreement, Valvoline has net indemnification obligations for a number of tax matters, including certain taxes that arise upon audit or examination related to the periods prior to Distribution and Valvoline’s utilization of legacy tax attributes contributed as part of the separation from Ashland. During the six months ended March 31, 2018, Valvoline recognized $8 million of expense in Legacy and separation-related expenses, net for the estimated increase in net amounts due. The estimated increase in net amounts due was principally a result of the reduction in the federal tax rate primarily related to the reduced federal benefit of state tax deductions, which drove increases in estimated taxes payable upon audit or examination as well as the expected utilization of tax attributes, which also resulted in an income tax benefit of $3 million during the period.

Uncertainties in income taxes

The Company records reserves related to its uncertain tax positions when it is more likely than not that the tax position may not be sustained on examination by the taxing authorities. As of March 31, 2018, the Condensed Consolidated Balance Sheet includes a $10 million liability for uncertain income tax positions, and during the three months ended March 31, 2018, there were no significant changes in Valvoline’s uncertain tax positions or related reserves. As tax examinations are completed or settled, statutes of limitations expire, or other new information becomes available, the Company will adjust its liabilities for uncertain tax positions in the respective period through payment or through the income tax provision. The Company has provided adequate reserves for its income tax uncertainties in all open tax years based on the recognition and measurement considerations in the relevant accounting principles and any adjustments are not expected to have a material effect on its condensed consolidated financial statements at this time; however, it is reasonably possible that there could be changes to the Company’s reserves related to its uncertain tax positions due to activities of the taxing authorities, resolution of examination issues, or reassessment of existing uncertain tax positions.

Although the timing and nature of the resolution and/or closure of examinations cannot be predicted with certainty, management estimates that it is reasonably possible that reserves related to uncertain tax positions may decrease by as much as $3 million from the resolution of tax examinations in U.S. jurisdictions during the next twelve months.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The total pension and other postretirement benefit income was $9 million and $19 million during the three and six months ended March 31, 2018, respectively, and $17 million and $42 million during the three and six months ended March 31, 2017, respectively.

Contributions to the U.S. non-qualified and non-U.S. pension plans during the six months ended March 31, 2018 were $9 million. For the remainder of fiscal 2018, Valvoline expects to contribute approximately $9 million to these plans, for a total of $18 million in fiscal 2018.

Components of net periodic benefit income

Due to the freeze of U.S. pension benefits effective September 30, 2016, the only service costs are related to certain international pension benefits, and therefore, these costs are reported in the respective reportable segment and caption of the Condensed Consolidated Statements of Comprehensive Income as the other employee compensation costs from services rendered. All other components of net periodic benefit income are recognized below operating income within Net pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

Effective January 1, 2017, Valvoline discontinued certain other postretirement health and life insurance benefits. The effect of these plan amendments resulted in a remeasurement gain of $8 million during the six months ended March 31, 2017 as shown in the table below. The following table summarizes the components of pension and other postretirement benefit income for the three and six months ended March 31:

			Other postretirement benefits
	Pension benefits
(In millions)	2018	2017	2018	2017
Three months ended March 31
Service cost	$1	$—	$—	$—
Interest cost	18	22	1	—
Expected return on plan assets	(26)	(36)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit income	$(7)	$(14)	$(2)	$(3)

Six months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	37	43	1	—
Expected return on plan assets	(52)	(72)	—	—
Amortization of prior service credit	—	—	(6)	(6)
Actuarial gain	—	—	—	(8)
Net periodic benefit income	$(14)	$(28)	$(5)	$(14)
Multiemployer pension plan partial withdrawal
Valvoline participates in two multiemployer pension plans that provide pension benefits to certain union-represented employees under the terms of collective bargaining agreements. Valvoline assumed responsibility for contributions to these plans in connection with the separation from Ashland. Contributions to these plans were not material for the three and six months ended March 31, 2018 and 2017.
In April 2018, Valvoline received a demand for payment of a partial withdrawal liability assessment of approximately $30 million related to the sale of a business by Ashland in fiscal 2011 and the associated reduction in the number of employees covered by one of the multiemployer pension plans and the related decline in contributions. The Company plans to vigorously contest the assessment as well as the calculation method utilized in determining the assessment and will submit a formal arbitration request, if necessary. The Company's current best estimate of cost associated with this assessment is not material to the condensed consolidated financial statements as of and for the periods ended March 31, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company establishes liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable. Where appropriate, the Company has recorded liabilities with respect to these matters, which were immaterial for the periods presented as reflected in the condensed consolidated financial statements herein. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. In addition, Valvoline discloses matters for which management believes a material loss is at least reasonably possible.

In all instances, management has assessed each matter based on current information available and made a judgment concerning its potential outcome, giving due consideration to the amount and nature of the claim and the probability of success. As disclosed herein, the Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable.

Although the ultimate resolution of these matters cannot be predicted with certainty and there can be no assurances that the actual amounts required to satisfy alleged liabilities from these matters will not exceed the amounts reflected in the condensed consolidated financial statements, based on information available at this time, it is the opinion of management that such pending claims or proceedings will not have a material adverse effect on its condensed consolidated financial statements.

NOTE 11 - EARNINGS PER SHARE

The following is the computation of basic and diluted EPS for the three and six months ended March 31, 2018 and 2017. EPS is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2018	2017	2018	2017
Numerator
Net income	$67	$71	$57	$143
Denominator
Weighted average shares used to compute basic EPS	200	205	201	205
Dilutive effect of share-based awards (a)	—	—	1	—
Weighted average shares used to compute diluted EPS	200	205	202	205

Earnings per share
Basic	$0.33	$0.35	$0.28	$0.70
Diluted	$0.33	$0.35	$0.28	$0.70

(a) During the three months ended March 31, 2018 and 2017, as well as the six months ended March 31, 2017, there was not a significant dilutive impact from potential common shares.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Changes in stockholders’ deficit in the six months ended March 31, 2018 were as follows:

(In millions)
Balance as of September 30, 2017	$(117)

Net income	57
Repurchases of common stock (a)	(126)
Stock-based compensation plans	4
Dividends paid, $0.149 per common share	(30)
Purchase of remaining ownership interest in subsidiary (b)	(14)
Accumulated other comprehensive income (loss), net of tax:
Unrealized currency translation gain	4
Amortization of pension and other postretirement prior service credits in income (c)	(4)

Balance as of March 31, 2018	$(226)

(a)	During the six months ended March 31, 2018, the Company repurchased more than 5 million shares of its common stock for $126 million. Upon repurchase, shares are retired.

(b)	Refer to Note 3 for details regarding the Company’s purchase of the remaining ownership interest in a controlled and consolidated subsidiary during the six months ended March 31, 2018.

(c)
Amortization of unrecognized prior service credits is included in net periodic benefit income within Net pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 13 – RELATED PARTY TRANSACTIONS

At March 31, 2018, Valvoline had total net obligations due to Ashland of $82 million, of which $3 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2017, Valvoline had total net obligations due to Ashland of $74 million, of which $2 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

These liabilities generally relate to net obligations due to Ashland under the Tax Matters Agreement as well as reimbursements for certain other contractual obligations, including those related to transition services and other obligations that are intended to transfer to Valvoline as part of the Distribution of Ashland’s remaining interest in Valvoline. The increase in total net obligations due to Ashland from September 30, 2017 is primarily related to the change in obligations estimated as due under the Tax Matters Agreement related to the enactment of U.S. tax reform legislation in December 2017. Refer to Note 8 for additional details regarding the Tax Matters Agreement and related obligations.

NOTE 14 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•
Core North America - sells Valvoline and other branded products and solutions in the United States and Canada to retailers for consumers to perform their own automotive and engine maintenance, as well as to installer and heavy-duty customers who use Valvoline products to service vehicles and equipment.

•
Quick Lubes - services the passenger car and light truck quick lube market through: company-owned and franchised Valvoline Instant Oil Change (“VIOC”) retail quick lube service stores, and its Express Care stores for independent operators to purchase Valvoline motor oil and other products and display Valvoline branded signage.

•	International - sells Valvoline and other branded products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company’s resources. Sales and operating income are the primary measures evaluated in assessing each reportable segment’s financial performance. Intersegment sales are not material, and assets are not regularly included in the assessment of segment performance; consequently, these items are not disclosed by segment herein.

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

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended March 31		Six months ended March 31
	2018	2017	2018	2017
Sales
Core North America	$258	$253	$509	$490
Quick Lubes	158	128	312	255
International	153	133	293	258
Consolidated sales	$569	$514	$1,114	$1,003

Operating income (loss)
Core North America	$46	$57	$89	$108
Quick Lubes	38	31	73	60
International	24	18	43	38
Total operating segments	$108	$106	$205	$206
Unallocated and other (a)	(8)	(6)	(17)	(12)
Consolidated operating income	$100	$100	$188	$194

(a)	Unallocated and other includes legacy and separation-related expenses, net.

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

The Guarantor Subsidiaries are subject to release in certain circumstances, including (i) the sale of all of the capital stock of the subsidiary, (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indentures governing the Senior Notes; or (iii) the release of the subsidiary as a guarantor from the Company’s 2016 Senior Credit Agreement described further in Note 7.

In connection with the registered exchange offers for the Senior Notes completed in December 2017, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”), and has therefore included the accompanying condensed consolidating financial statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following tables present, on a consolidating basis, the condensed statements of comprehensive income; condensed balance sheets; and condensed statements of cash flows for the parent issuer of these Senior Notes, the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the Company’s consolidated results.

Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$441	$142	$(14)	$569
Cost of sales	—	275	101	(14)	362
Gross profit	—	166	41	—	207

Selling, general and administrative expenses	3	85	23	—	111
Legacy and separation-related expenses, net	1	7	—	—	8
Equity and other (income) expenses	—	(14)	2	—	(12)
Operating (loss) income	(4)	88	16	—	100
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(10)	—	—	(10)
Net interest and other financing expenses	13	2	1	—	16
(Loss) income before income taxes	(17)	96	15	—	94
Income tax (benefit) expense	(4)	28	3	—	27
Equity in net income of subsidiaries	(80)	(12)	—	92	—
Net income	$67	$80	$12	$(92)	$67

Total comprehensive income	$68	$80	$15	$(95)	$68

Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$402	$127	$(15)	$514
Cost of sales	—	241	90	(15)	316
Gross profit	—	161	37	—	198

Selling, general and administrative expenses	2	72	23	—	97
Legacy and separation-related expenses, net	—	6	—	—	6
Equity and other (income) expenses	—	(8)	3	—	(5)
Operating (loss) income	(2)	91	11	—	100
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(17)	—	—	(17)
Net interest and other financing expenses	8	—	—	—	8
(Loss) income before income taxes	(10)	108	11	—	109
Income tax (benefit) expense	(4)	40	2	—	38
Equity in net income of subsidiaries	(77)	(9)	—	86	—
Net income	$71	$77	$9	$(86)	$71

Total comprehensive income	$75	$81	$15	$(96)	$75

Condensed Consolidating Statements of Comprehensive Income
For the six months ended March 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$863	$276	$(25)	$1,114
Cost of sales	—	538	199	(25)	712
Gross profit	—	325	77	—	402

Selling, general and administrative expenses	7	166	45	—	218
Legacy and separation-related expenses, net	7	10	—	—	17
Equity and other (income) expenses	—	(26)	5	—	(21)
Operating (loss) income	(14)	175	27	—	188
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(20)	—	—	(20)
Net interest and other financing expenses	25	3	2	—	30
(Loss) income before income taxes	(39)	192	25	—	178
Income tax expense	17	98	6	—	121
Equity in net income of subsidiaries	(113)	(19)	—	132	—
Net income	$57	$113	$19	$(132)	$57

Total comprehensive income	$57	$113	$22	$(135)	$57

Condensed Consolidating Statements of Comprehensive Income
For the six months ended March 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$779	$251	$(27)	$1,003
Cost of sales	—	465	182	(27)	620
Gross profit	—	314	69	—	383

Selling, general and administrative expenses	4	141	47	—	192
Legacy and separation-related expenses, net	—	12	—	—	12
Equity and other (income) expenses	—	(21)	6	—	(15)
Operating (loss) income	(4)	182	16	—	194
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(43)	—	—	(43)
Net interest and other financing expenses	17	1	—	—	18
(Loss) income before income taxes	(21)	224	16	—	219
Income tax (benefit) expense	(8)	78	6	—	76
Equity in net income of subsidiaries	(156)	(10)	—	166	—
Net income	$143	$156	$10	$(166)	$143

Total comprehensive income	$136	$149	$8	$(157)	$136

Condensed Consolidating Balance Sheets
As of March 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$21	$106	$—	$127
Accounts receivable, net	—	66	515	(146)	435
Inventories, net	—	112	82	—	194
Other current assets	—	36	3	—	39
Total current assets	—	235	706	(146)	795
Noncurrent assets
Property, plant and equipment, net	—	353	37	—	390
Goodwill and intangibles, net	—	395	1	—	396
Equity method investments	—	34	—	—	34
Investment in subsidiaries	705	490	—	(1,195)	—
Deferred income taxes	127	29	15	—	171
Other noncurrent assets	128	75	5	(125)	83
Total noncurrent assets	960	1,376	58	(1,320)	1,074
Total assets	$960	$1,611	$764	$(1,466)	$1,869

Liabilities and Stockholders’ Deficit
Current Liabilities
Current portion of long-term debt	$23	$—	$—	$—	$23
Trade and other payables	—	281	59	(146)	194
Accrued expenses and other liabilities	110	57	31	—	198
Total current liabilities	133	338	90	(146)	415
Noncurrent liabilities
Long-term debt	1,018	2	163	—	1,183
Employee benefit obligations	—	296	20	—	316
Other noncurrent liabilities	35	270	1	(125)	181
Total noncurrent liabilities	1,053	568	184	(125)	1,680
Commitments and contingencies
Stockholders’ (deficit) equity	(226)	705	490	(1,195)	(226)
Total liabilities and stockholders’ deficit/equity	$960	$1,611	$764	$(1,466)	$1,869

Condensed Consolidating Balance Sheets
As of September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$99	$102	$—	$201
Accounts receivable, net	—	57	389	(61)	385
Inventories, net	—	94	81	—	175
Other current assets	—	25	4	—	29
Total current assets	—	275	576	(61)	790
Noncurrent assets
Property, plant and equipment, net	—	353	38	—	391
Goodwill and intangibles, net	—	333	2	—	335
Equity method investments	—	30	—	—	30
Investment in subsidiaries	606	447	—	(1,053)	—
Deferred income taxes	145	122	14	—	281
Other noncurrent assets	314	80	6	(312)	88
Total noncurrent assets	1,065	1,365	60	(1,365)	1,125
Total assets	$1,065	$1,640	$636	$(1,426)	$1,915

Liabilities and Stockholders’ Deficit
Current Liabilities
Short-term debt	$—	$—	$75	$—	$75
Current portion of long-term debt	15	—	—	—	15
Trade and other payables	2	198	53	(61)	192
Accrued expenses and other liabilities	103	60	33	—	196
Total current liabilities	120	258	161	(61)	478
Noncurrent liabilities
Long-term debt	1,032	2	—	—	1,034
Employee benefit obligations	—	321	21	—	342
Other noncurrent liabilities	30	453	7	(312)	178
Total noncurrent liabilities	1,062	776	28	(312)	1,554
Commitments and contingencies
Stockholders’ (deficit) equity	(117)	606	447	(1,053)	(117)
Total liabilities and stockholders’ deficit/equity	$1,065	$1,640	$636	$(1,426)	$1,915

Condensed Consolidating Statements of Cash Flows
For the six months ended March 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities	$(24)	$199	$(67)	$—	$108

Cash flows from investing activities
Additions to property, plant and equipment	—	(28)	(2)	—	(30)
Acquisitions, net of cash required	—	(67)	—	—	(67)
Proceeds from sale of operations	—	5	—	—	5
Other investing activities, net	—	1	—	—	1
Return of advance from subsidiary	187	—	—	(187)	—
Total cash provided by (used in) investing activities	187	(89)	(2)	(187)	(91)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	6	—	89	—	95
Repayments on borrowings	(14)	—	(1)	—	(15)
Repurchases of common stock	(123)	—	—	—	(123)
Purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(30)	—	—	—	(30)
Other financing activities	(2)	(1)	(2)	—	(5)
Other intercompany activity, net	—	(187)	—	187	—
Total cash (used in) provided by financing activities	(163)	(188)	71	187	(93)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	2	—	2
(Decrease) increase in cash and cash equivalents	—	(78)	4	—	(74)
Cash and cash equivalents - beginning of year	—	99	102	—	201
Cash and cash equivalents - end of period	$—	$21	$106	$—	$127

Condensed Consolidating Statements of Cash Flows
For the six months ended March 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$93	$39	$(62)	$—	$70

Cash flows from investing activities
Additions to property, plant and equipment	—	(27)	—	—	(27)
Acquisitions, net of cash required	—	(48)	—	—	(48)
Other investing activities, net	—	(1)	—	—	(1)
Advance from subsidiary	10	—	—	(10)	—
Total cash provided by (used in) investing activities	10	(76)	—	(10)	(76)

Cash flows from financing activities
Net transfers to Ashland	(2)	—	—	—	(2)
Proceeds from borrowings	—	—	75	—	75
Repayments on borrowings	(83)	—	—	—	(83)
Cash dividends paid	(20)	—	—	—	(20)
Other intercompany activity, net	2	(12)	—	10	—
Total cash (used in) provided by financing activities	(103)	(12)	75	10	(30)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
(Decrease) increase in cash and cash equivalents	—	(49)	12	—	(37)
Cash and cash equivalents - beginning of year	—	93	79	—	172
Cash and cash equivalents - end of period	$—	$44	$91	$—	$135

NOTE 16 – SUBSEQUENT EVENTS

Dividend declared

On April 18, 2018, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock. The dividend is payable on June 15, 2018 to shareholders of record on June 1, 2018.

Share repurchases

The Company repurchased less than 2 million shares for an aggregate amount of $35 million in the period from April 1, 2018 through April 30, 2018 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020 (the “2018 Share Repurchase Authorization”). The Company has $239 million in aggregate share repurchase authority remaining under the 2018 Share Repurchase Authorization.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical facts, including estimates, projections, statements related to the Company’s business plans and operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections and assumptions as of the date such statements are made, and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Additional information regarding these risks and uncertainties are described in Valvoline’s filings with the Securities and Exchange Commission, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of Valvoline’s most recently filed periodic reports on Forms 10-K and Form 10-Q, which are available on Valvoline’s website at http://investors.valvoline.com/sec-filings or on the SEC’s website at http://www.sec.gov. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
BUSINESS OVERVIEW

Valvoline Inc. (“Valvoline” or the “Company”) is a worldwide marketer and supplier of engine and automotive maintenance products and services. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful name recognition across multiple product and service channels. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Valvoline’s premium branded product offerings enhance its high quality reputation and provide customers with solutions that address a wide variety of needs.
In the United States and Canada, Valvoline’s products and services are sold to retailers with over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,141 Valvoline branded franchised and company-owned stores. Valvoline also has a strong international presence with products sold in approximately 140 countries.
Valvoline has three reportable segments: Core North America, Quick Lubes, and International, with certain corporate and non-operational items included in Unallocated and Other to reconcile to consolidated results.

BUSINESS STRATEGY

To deliver on Valvoline’s key business and growth strategies in 2018, the Company is focused on:

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

•
accelerating international growth across key markets where demand for premium lubricants is growing, such as China, India and select countries in Latin America, by building strong distribution channels in under-served geographies, replacing less successful distributors and improving brand awareness among installer customers in those regions; and

•
leveraging innovation, both in terms of product development, packaging, marketing and the progress toward implementation of Valvoline’s new digital infrastructure, to strengthen market share and profitability.

SECOND FISCAL QUARTER 2018 OVERVIEW

The following were the significant events for the second fiscal quarter of 2018, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•
Second quarter results were led by strong performances in Quick Lubes and International, with 9.6% system-wide same-store sales growth in VIOC and strong margin and performance from unconsolidated subsidiaries in International.

•
Core North America sales growth was attributed to favorable premium product mix and previously implemented pricing actions, which was more than offset by margin pressures that negatively impacted profitability.

•
Valvoline’s gross profit as a percentage of sales (i.e., gross margin) improved sequentially to 36.4% from the first fiscal quarter of 2018. It declined from the prior year primarily due to the pass through of increased raw material costs through pricing. These results as well as planned investments in selling, general and administrative expenses led to flat operating income from the prior year quarter.

•
Valvoline returned value to its shareholders during the quarter through dividends and share repurchases. During the second fiscal quarter of 2018, the Company paid a $0.0745 per share cash dividend and repurchased approximately 4 million shares of Valvoline common stock for $87 million.

Use of Non-GAAP Measures

To aid in the understanding of Valvoline’s ongoing business performance, certain items within this document are presented on an adjusted, non-GAAP basis. These non-GAAP measures are not defined within U.S. GAAP and do not purport to be alternatives to net income/loss or cash flows from operating activities as measures of operating performance or cash flows. The following are the non-GAAP measures management has included and how management defines them:

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

These measures are not prepared in accordance with U.S. GAAP and contain management’s best estimates of cost allocations and shared resource costs. Management believes the use of non-GAAP measures assists investors in understanding the ongoing operating performance of Valvoline’s business by presenting comparable financial results between periods. The non-

GAAP information provided is used by Valvoline’s management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA, Adjusted EBITDA and free cash flow. EBITDA, Adjusted EBITDA, and free cash flow provide a supplemental presentation of Valvoline’s operating performance. For a reconciliation of non-GAAP measures, refer to the “Results of Operations” and “Financial Position, Liquidity and Capital Resources” sections below.

Due to depreciable assets associated with the nature of the Company’s operations and interest costs associated with Valvoline’s capital structure, management believes EBITDA is an important supplemental measure to evaluate the Company’s operating results between periods on a comparable basis.

Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Adjusted EBITDA excludes the impact of the following:

•
Key items - Key items consist of income or expenses associated with certain unusual, infrequent or non-operational income or expenses not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods. Key items may consist of adjustments related to: the impairment of an equity investment; legacy businesses, including the separation from Ashland and associated impacts of related indemnities; significant acquisitions or dispositions, restructuring-related matters, and other matters that are non-operational or unusual in nature. Key items are considered by management to be outside the comparable operational performance of the business and are also often related to legacy matters or market-driven events that are not directly related to the underlying business and do not have an immediate, corresponding impact on the Company’s ongoing performance. Details with respect to the composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

•
Net pension and other postretirement plan non-service income and remeasurement adjustments - Net pension and other postretirement plan non-service income and remeasurement adjustments include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost/credit. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global financial markets (in particular, interest rates) and are outside the operational performance of the business and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA will continue to include pension and other postretirement service costs related to current employee service as well as the costs of other benefits provided to employees for current service.

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

RESULTS OF OPERATIONS

Consolidated Review

The following table summarizes the results of the Company’s operations:

	Three months ended				Six months ended
	March 31				March 31
	2018		2017		2018		2017
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$569	100.0%	$514	100.0%	$1,114	100.0%	$1,003	100.0%
Gross profit	$207	36.4%	$198	38.5%	$402	36.1%	$383	38.2%
Net operating expenses	$107	18.8%	$98	19.1%	$214	19.2%	$189	18.8%
Operating income	$100	17.6%	$100	19.5%	$188	16.9%	$194	19.3%
Net income	$67	11.8%	$71	13.8%	$57	5.1%	$143	14.3%

Sales
Sales for the three months ended March 31, 2018 increased $55 million, or 11%, compared to the three months ended March 31, 2017. Sales for the six months ended March 31, 2018 increased $111 million, or 11%, compared to the six months ended March 31, 2017. The following table provides a reconciliation of the changes:

	Year over year change
(In millions)	Three months ended March 31, 2018	Six months ended March 31, 2018
Pricing	$20	$40
Volume	9	19
Product mix	4	10
Currency exchange	12	19
Acquisitions	10	23
Change in sales	$55	$111

Key drivers of the increase in sales for the three and six months ended March 31, 2018 compared to the prior year periods were favorable product pricing, higher volumes, and the acquisition of Quick Lubes service center stores. For the three months ended March 31, 2018, lubricant gallons sold increased 1% to 45.5 million, and for the six months ended March 31, 2018, lubricant gallons sold increased 1% to 89.3 million. In addition, each period benefited from favorable changes in product mix, with increases in the percentage of premium lubricants sales within the Core North America and Quick Lubes reportable segments, as well as favorable foreign currency exchange impacts.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Gross profit

Gross profit increased $9 million and $19 million for the three and six months ended March 31, 2018, respectively. The table below provides a reconciliation of the changes:

	Year over year change
(In millions)	Three months ended March 31, 2018	Six months ended March 31, 2018
Volume and product mix	$4	$11
Acquisitions	2	4
Currency exchange	3	5
Price and cost	—	(1)
Change in gross profit	$9	$19

The increase in gross profit for the three and six months ended March 31, 2018 was primarily driven by higher sales from increased volumes, favorable changes in premium product mix, and acquisitions of Quick Lubes service center stores. Foreign currency exchange also increased gross profit for each period. These increases were slightly offset by the lag between cost and price increases for the six months ended March 31, 2018. Overall, gross profit benefited from performance in the Quick Lubes and International reportable segments, which was partially offset by margin pressures in the Core North America reportable segment.

Gross profit margin was 36.4% and 36.1% for the three and six months ended March 31, 2018, respectively. This compares to 38.5% and 38.2% for the three and six months ended March 31, 2017, respectively. The decline in gross profit margin was primarily due to the dilutive effect resulting from price increases to offset increased costs, as well as the higher contribution from lower-margin customers.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Net operating expenses

The table below provides details of the components of net operating expenses during the interim periods presented:

	Three months ended				Six months ended
	March 31				March 31
	2018		2017		2018		2017
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$111	19.5%	$97	18.9%	$218	19.6%	$192	19.1%
Legacy and separation-related expenses, net	8	1.4%	6	1.2%	17	1.5%	12	1.2%
Equity and other income	(12)	(2.1)%	(5)	(1.0)%	(21)	(1.9)%	(15)	(1.5)%
Net operating expenses	$107	18.8%	$98	19.1%	$214	19.2%	$189	18.8%

Acquisitions, depreciation and amortization as well as foreign currency exchange contributed $5 million to the quarter-over-quarter increase and $9 million to the year-over-year increase in selling, general and administrative expenses. The remaining increases were primarily the result of planned increased spend related to the Company’s investments in sales and marketing to drive growth and profitability and additional investments in its teams and shared infrastructure expenses necessary to operate independently subsequent to the Company's separation from Ashland, which phased in during fiscal 2017.

Legacy and separation-related expenses, net increased $2 million and $5 million for the three and six month periods ended March 31, 2018, respectively. The increases are the result of expenses related to adjustments recorded for legacy and separation-related matters, including those associated with indemnities under the Tax Matters Agreement primarily as a result of U.S. tax reform legislation and the higher expected utilization of legacy tax attributes, as well as a legacy Ashland multiemployer pension plan partial withdrawal assessment. These increases were partially offset by decreased separation costs as minimal costs have been incurred in fiscal 2018 compared to the prior year periods since the separation from Ashland was completed in May 2017.

Equity and other income increased $7 million and $6 million during the three and six months ended March 31, 2018, respectively, compared to the prior year periods and was primarily driven by the sale of two Quick Lube stores which increased other income by approximately $3 million for the three and six months ended March 31, 2018. Research and development testing income increased by $1 million for the three months ended March 31, 2018. In addition, equity and royalty income increased by $1 million and $3 million for the three and six months ended March 31, 2018, respectively, related to the strong performance from the Company’s unconsolidated joint ventures.

Net pension and other postretirement plan non-service income and remeasurement adjustments

Net pension and other postretirement plan non-service income and remeasurement adjustments for the three and six months ended March 31, 2018 decreased by $7 million and $23 million, respectively, from the prior year periods due to the decrease in pension and other postretirement plan non-service income primarily attributed to the pension de-risking actions taken by the Company in late fiscal 2017 to shift the U.S. qualified pension plan’s target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations, which resulted in a decrease in related recurring income. In addition, the six months ended March 31, 2017 also included a gain on other postretirement plan remeasurement of $8 million due to the discontinuation of certain postretirement health and life insurance benefits, compared to none during the current year period as there were no changes requiring remeasurement.
Net interest and other financing expense

Net interest and other financing expense increased by $8 million and $12 million during the three and six months ended March 31, 2018, respectively, compared to the prior year periods. There was an increase in interest associated with higher outstanding debt as of March 31, 2018 compared to March 31, 2017, primarily related to the borrowing to fund the U.S. qualified pension plan in the aggregate principal amount of $400 million during the fourth fiscal quarter of 2017 and increased borrowings under the trade receivables securitization facility during the three and six months ended March 31, 2018.

Income tax expense

Income tax expense for the three months ended March 31, 2018 was $27 million, or an effective tax rate of 28.7%, compared to an expense of $38 million, or an effective tax rate of 34.9%, for the three months ended March 31, 2017. The decrease in income tax expense and the effective tax rate was primarily driven by the reduction in the federal corporate income tax rate resulting from the enactment of U.S. tax reform legislation in December 2017.

Income tax expense for the six months ended March 31, 2018 was $121 million, or an effective tax rate of 68.0%, compared to an expense of $76 million, or an effective tax rate of 34.7%, for the six months ended March 31, 2017. The increase in income tax expense and the effective tax rate in the current year was primarily attributed to the enactment of U.S. tax reform legislation during the current year period, which resulted in a net increase in income tax expense of approximately $70 million that more than offset the benefits related to the reduction in the estimated annual effective tax rate for fiscal 2018. Refer to the “Tax-Related Commitments” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional details regarding tax reform legislation and its estimated impacts to Valvoline.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to net income for the interim periods presented:

	Three months ended March 31		Six months ended March 31
(In millions)	2018	2017	2018	2017
Net income	$67	$71	$57	$143
Income tax expense	27	38	121	76
Net interest and other financing expenses	16	8	30	18
Depreciation and amortization	14	9	25	18
EBITDA	124	126	233	255
Non-service pension and other postretirement plan net periodic income (a)	(10)	(17)	(20)	(35)
Legacy and separation-related expenses, net	8	6	17	12
Gain on pension and other postretirement plan remeasurements	—	—	—	(8)
Adjusted EBITDA	$122	$115	$230	$224

(a) Recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 9 in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

The increase in Adjusted EBITDA of $7 million for the three months ended March 31, 2018 was primarily due to favorable volume and mix and increased equity and other income partially offset by higher planned investments in selling, general and administrative expenses.

The increase in Adjusted EBITDA of $6 million for the six months ended March 31, 2018 was primarily due to higher volume and favorable changes in product mix, as well as increased equity and other income, partially offset by higher planned investments in selling, general and administrative expenses and higher raw material costs related to new product packaging and the impacts from hurricanes in late calendar 2017.
Reportable Segment Review
Valvoline’s business is managed within the following three reportable segments:

•
Core North America - sells Valvoline and other branded products and solutions in the United States and Canada to retailers for consumers to perform their own automotive and engine maintenance, as well as to installer and heavy-duty customers who use Valvoline products to service vehicles and equipment.

•
Quick Lubes - services the passenger car and light truck quick lube market through: Company-owned and franchised VIOC retail quick lube service center stores; and its Express Care stores for independent operators to purchase Valvoline motor oil and other products and display Valvoline branded signage.

•	International - sells Valvoline and other branded products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.
Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline’s reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as non-service pension and other postretirement income and remeasurement adjustments, interest expense or income tax expense. Valvoline allocates all items above operating income to its reportable segments except for certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. Due to the freeze of U.S. pension benefits effective September 30, 2016, the only service costs are related to certain international pension benefits, and therefore, these costs are reported in the respective reportable segment and caption of the Condensed Consolidated Statements of Comprehensive Income as the other employee compensation costs from services rendered. All remaining non-service and remeasurement components of pension and other postretirement benefits costs are recorded below operating income and attributed to Unallocated and other.

The following table presents sales, operating income and statistical operating information by reportable segment for the interim periods presented:

	Three months ended March 31		Six months ended March 31
(In millions)	2018	2017	2018	2017
Sales
Core North America	$258	$253	$509	$490
Quick Lubes	158	128	312	255
International	153	133	293	258
	$569	$514	$1,114	$1,003
Operating income (loss)
Core North America	$46	$57	$89	$108
Quick Lubes	38	31	73	60
International	24	18	43	38
Total operating segments	108	106	205	206
Unallocated and other	(8)	(6)	(17)	(12)
	$100	$100	$188	$194
Depreciation and amortization
Core North America	$4	$3	$8	$6
Quick Lubes	8	5	14	10
International	2	1	3	2
	$14	$9	$25	$18
Operating information
Core North America
Lubricant sales gallons	24.6	24.6	48.4	48.7
Premium lubricants (percent of U.S. branded volumes)	49.7%	46.5%	48.8%	45.2%
Gross profit as a percent of sales (a)	37.6%	42.2%	37.7%	41.6%
Quick Lubes
Lubricant sales gallons	5.9	5.5	11.6	10.8
Premium lubricants (percent of U.S. branded volumes)	62.2%	59.5%	61.8%	59.1%
Gross profit as a percent of sales (a)	40.1%	39.7%	40.3%	39.9%
International
Lubricant sales gallons (b)	15.0	14.9	29.3	28.6
Lubricant sales gallons, including unconsolidated joint ventures	24.6	24.0	49.7	47.0
Premium lubricants (percent of lubricant volumes)	26.3%	26.6%	27.0%	27.0%
Gross profit as a percent of sales (a)	29.6%	30.5%	28.9%	30.6%

(a) Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b) Excludes volumes from unconsolidated joint ventures.

Core North America

Core North America sales increased $5 million, or 2%, to $258 million during the current quarter compared to the prior year quarter. Sales increased $19 million, or 4%, to $509 million during the current six months compared to the prior year period. These increases were primarily driven by higher product pricing of $5 million and $18 million for the three and six months ended March 31, 2018, respectively. Favorable changes in premium product mix also drove increases in sales, which were offset by unfavorable channel mix due to a decline in branded volume in the quarter and overall decreased volume for the year-to-date. For the six month period ended March 31, 2018, favorable foreign currency exchange increased sales by $1 million.

Gross profit decreased $9 million and $11 million for the three and six months ended March 31, 2018, respectively, compared to the prior year periods. Cost increases related to certain transitory items, including the timing of promotional expenses, costs related to the transition to new packaging, and the lag between cost and price increases more than offset the benefits of pricing actions and premium product mix improvements. In total, cost in excess of pricing decreased gross profit by $7 million in the three months ended March 31, 2018 and $10 million for the six months ended March 31, 2018. Volume and mix changes combined for decreases of $2 million and $1 million for the three and six months ended March 31, 2018, respectively. Gross profit margin decreased during the three and six months ended March 31, 2018 primarily due to the dilutive impact to margin resulting from price increases to cover cost increases without additional margin.

Selling, general and administrative expenses, which include corporate expense allocations of costs, increased $3 million and $6 million during the three and six months ended March 31, 2018, respectively compared to the prior year periods due to planned increase related to the Company’s investments in its teams and shared infrastructure expenses.

Quick Lubes

Quick Lubes sales increased $30 million, or 23%, to $158 million during the current quarter compared to the prior year quarter. Sales increased $57 million, or 22%, to $312 million during the six months ended March 31, 2018 compared to the prior year period. Volume growth increased sales by $8 million and $16 million for the three and six month periods ended March 31, 2018, respectively, as lubricant gallons increased in each period. Price increases improved sales by $10 million and $14 million in the three and six months ended March 31, 2018, respectively, and acquisitions increased sales by $10 million and $23 million for the three and six month periods ended March 31, 2018, respectively. Favorable changes in premium product mix increased sales $2 million and $4 million for the three and six months ended March 31, 2018, respectively.

Gross profit increased $13 million and $24 million for the three and six month periods ended March 31, 2018, respectively, compared to the prior year periods. Gross profit improved primarily due to increased transactions and average ticket. Transactions benefited from the Company's ongoing customer acquisition and retention programs, while pricing improvements and premium mix were the primary drivers of increases in average ticket. Increases in volumes and higher premium product mix combined to increase gross profit by approximately $5 million and $10 million for the three and six months ended March 31, 2018, respectively. Favorable pricing in excess of cost increased gross profit by $6 million and $9 million for the three and six months ended March 31, 2018, respectively, while acquisitions increased gross profit by $2 million and $5 million for the three and six months ended March 31, 2018, respectively.

Selling, general and administrative expenses, which include corporate expense allocations of costs, increased $9 million and $15 million for the three and six month periods ended March 31, 2018, respectively. The increases were primarily a result of planned investments related to the Company’s teams and shared infrastructure expenses, as well as increased advertising spend to drive customer acquisition that totaled $6 million and $11 million for the three and six months ended March 31, 2018, respectively. In addition, selling, general and administrative expenses increased for the three and six months ended March 31, 2018 by $3 million and $4 million, respectively, as a result of acquisitions.

The Quick Lubes segment also benefited from the sale of two service center stores to a franchisee, which resulted in a $3 million gain on the sale that was recorded in Equity and other income in the three and six months ended March 31, 2018.

Quick Lubes - Additional growth and sales information

Quick Lubes sales are influenced by the number of service center stores and the business performance of those stores. The following tables provide supplemental information regarding company-owned stores and franchisees that Valvoline believes is relevant to an understanding of the Quick Lubes business and its performance.

	Company-owned
	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017

Beginning of period	442	384	383	374	347
Opened	—	2	2	1	—
Acquired	2	—	1	—	28
Net conversions between company-owned and franchise	1	56	—	9	—
Closed	—	—	(2)	(1)	(1)
End of period	445	442	384	383	374

	Franchise
	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017

Beginning of period	697	743	730	734	729
Opened	2	11	15	6	7
Acquired	—	—	—	—	—
Net conversions between company-owned and franchise	(1)	(56)	—	(9)	—
Closed	(2)	(1)	(2)	(1)	(2)
End of period	696	697	743	730	734

Total VIOC Stores	1,141	1,139	1,127	1,113	1,108

The year over year change resulted in the addition of 33 net new company-owned stores and franchise locations, and the acquisition of 57 franchise service center stores in fiscal 2018 to-date and 9 in fiscal 2017.

	Three months ended March 31		Six months ended March 31
	2018	2017	2018	2017
Same-Store Sales Growth** - Company-owned	11.2%	2.1%	9.6%	5.7%
Same-Store Sales Growth** - Franchisee*	8.5%	4.7%	8.3%	6.7%
Same-Store Sales Growth** - Combined*	9.6%	3.9%	8.8%	6.4%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

International

International sales increased $20 million, or 15%, to $153 million during the current quarter compared to the prior year quarter. Sales increased $35 million, or 14%, to $293 million during the six months ended March 31, 2018 compared to the prior year period. Favorable foreign currency exchange increased sales by $12 million and $18 million for the three and six months ended March 31, 2018, respectively. Sales increased by $5 million and $8 million for the three and six months ended March 31, 2018, respectively, related to favorable product pricing. Higher volumes and favorable changes in product mix combined to increase sales by $3 million and $9 million for the three and six months ended March 31, 2018, respectively.

Gross profit increased $4 million and $5 million for the three and six months ended March 31, 2018, respectively. Favorable foreign currency exchange increased gross profit by $3 million and $4 million for the three and six months ended March 31, 2018, respectively. Pricing increased gross profit by $1 million in the three months ended March 31, 2018 and decreased gross profit by $1 million in the six months ended March 31, 2018. For the six months ended March 31, 2018 compared to the prior year period, volume and mix combined to increase gross profit by $2 million. Gross profit margin decreased compared to the prior year quarter due to the impact of currency exchange and geographic mix. In addition to these matters, the year-to-date gross margin decline was impacted by the dilutive effect resulting from price increases to offset increased costs.

Selling, general and administrative expenses, which include corporate expense allocations of costs, increased $1 million and $4 million for the three and six months ended March 31, 2018, respectively. These increases were primarily driven by the impacts of foreign currency exchange, as well as planned increases related to the Company’s investments in its teams and shared infrastructure expenses. Equity and other income increased $2 million and $3 million for the three and six months ended March 31, 2018, respectively, as a result of increased equity and royalty income from the Company’s unconsolidated joint ventures, particularly those in China and India, which had increased volumes during the current year.

Unallocated and Other

Unallocated and other operating income/loss generally includes items such as certain other corporate and non-operational matters, such as company-wide restructuring activities and legacy costs, including those associated with the separation from Ashland. The following table summarizes the components of Unallocated and other operating loss:

	Three months ended March 31		Six months ended March 31
(In millions)	2018	2017	2018	2017
Legacy and separation-related expenses, net	8	6	17	12
Operating loss	$(8)	$(6)	$(17)	$(12)

The increased operating loss for the three and six month periods ended March 31, 2018 is primarily the result of increased expense related to adjustments recorded for legacy and separation-related matters, including indemnities associated with the Tax Matters Agreement primarily as a result of U.S. tax reform legislation and a legacy Ashland multiemployer pension plan partial withdrawal assessment. These increases were partially offset by decreased separation costs as minimal costs have been incurred in fiscal 2018 since the separation from Ashland was completed in May 2017.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company closely manages its liquidity and capital resources. Valvoline’s liquidity requirements depend on key variables, including the level of investment needed to support business strategies, the performance of the business, capital expenditures, borrowing arrangements, and working capital management. Capital expenditures, acquisitions, share repurchases, and dividend payments are components of the Company’s cash flow and capital management strategy, which to a large extent, can be adjusted in response to economic and other changes in the business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities that support Valvoline’s business and growth strategies, while funding ongoing operations.

As of March 31, 2018, the Company had $127 million in Cash and cash equivalents, of which approximately $105 million was held by Valvoline’s non-U.S. subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed, and the Company has historically intended to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries. Due to the enactment of U.S. tax reform legislation in December 2017, undistributed earnings of the Company’s non-U.S. subsidiaries were subject to the one-time deemed repatriation tax, which provides certain expected opportunities to mobilize cash with lower tax consequences. Consequently, the Company reevaluated its intentions to indefinitely reinvest its non-U.S. undistributed earnings. As a result, the Company no longer intends to indefinitely reinvest non-U.S. undistributed earnings. Valvoline recorded estimated incremental withholding taxes during the six months ended March 31, 2018, which were not material. The Company is presently not aware of any significant restrictions on the ability to transfer these funds, and additional taxes and other costs that may arise between the deemed and actual distribution dates are not estimated to be material.

Cash Flow

Valvoline’s cash flows as reflected in the Condensed Consolidated Cash Flows are summarized as follows for the six months ended March 31, 2018 and 2017:

	Six months ended March 31

(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$108	$70
Investing activities	(91)	(76)
Financing activities	(93)	(30)
Effect of currency exchange rate changes on cash and cash equivalents	2	(1)
Decrease in cash and cash equivalents	$(74)	$(37)

Operating activities

The increase in cash flows provided by operating activities for the six months ended March 31, 2018 compared to the prior year period was primarily related to decreased cash tax payments of $42 million, largely driven by tax-sharing payments made to Ashland in 2017 related to the pre-Distribution periods compared to minimal payments in fiscal 2018 due to the expected utilization of tax attributes generated by the discretionary contribution to the U.S. qualified pension plan in late fiscal 2017.
Investing activities

The increase in cash flows used in investing activities for the six months ended March 31, 2018 compared to the prior year was primarily due to increased Quick Lubes service center acquisitions during the current year, which was partially offset by the proceeds received related to the sale of two Quick Lubes service center locations. Valvoline is currently forecasting approximately $85 million to $95 million of capital expenditures for full year fiscal 2018, funded primarily from operating cash flows.

On May 2, 2018, Valvoline announced plans to build its first blending and packaging plant in China to meet the country's growing demand for premium lubricants and coolants. The approximate $70 million investment will create a more efficient and effective local supply chain and enable faster-to-market new products and packaging. It is expected to begin production by the end of calendar 2020 with annual capacity in excess of 30 million gallons of lubricants. Included within the above estimate of capital expenditures for fiscal 2018 is approximately $5 million to $10 million related to expected expenditures in fiscal 2018 as a result of this investment.

Financing activities

The increase in cash flows used in financing activities for the six months ended March 31, 2018 compared to the prior year period was related to transactions that occurred in the current year, including payments related to the repurchase of common stock of $123 million, the purchase of the remaining ownership interest in a consolidated subsidiary for $15 million, and the increase in dividends that resulted in an incremental $10 million payment. These increases in cash usage were partially offset by cash provided by increased net borrowings in the current year.

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

	Six months ended March 31
(In millions)	2018	2017
Cash flows provided by operating activities	$108	$70
Additions to property, plant and equipment	(30)	(27)
Free cash flow	$78	$43

Free cash flow was higher for the six months ended March 31, 2018 as compared to the prior year period driven by increased cash flows from operating activities as described above, offset partially by slightly higher capital expenditures due to planned investments.

As of March 31, 2018, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $403 million, compared to $327 million at September 30, 2017. Liquid assets, (cash, cash equivalents, and accounts receivable) was 135% of current liabilities as of March 31, 2018 and 123% at September 30, 2017. The increase in working capital is primarily related to the amendment of the trade receivables securitization facility in fiscal 2018 to extend the maturity date from one to three years, which resulted in reclassifying outstanding borrowings from current liabilities to long-term debt.

Debt
The following summary reflects Valvoline’s debt as of:

	March 31	September 30
(In millions)	2018	2017
Short-term debt	$—	$75
Long-term debt (including current portion and debt issuance cost discounts) (a)	1,206	1,049
Total debt	$1,206	$1,124

(a)
Amount includes $2 million of debt acquired through acquisitions and is net of $12 million and $13 million of debt issuance cost discounts as of March 31, 2018 and September 30, 2017, respectively, which are direct reductions from the carrying amount of debt.

As of March 31, 2018, the senior secured credit facility consisted of a term loan facility with an aggregate principal outstanding balance of $278 million and a $450 million revolving credit facility with no outstanding balance. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2018, there were $11 million in letters of credit outstanding. As of September 30, 2017, the outstanding principal balance of the term loan facility was $285 million and there was no outstanding balance on the revolving facility.

As of March 31, 2018 and September 30, 2017, the Company had outstanding $400 million in aggregate principal balance of 4.375% senior unsecured notes due in 2025 and $375 million in aggregate principal balance of 5.500% senior unsecured notes due in 2024. In December 2017, the Company completed registered exchange offers for the senior notes.

During the first fiscal quarter of 2018, the Company amended the trade receivables securitization facility to extend the maturity date to November 19, 2020 and increase the maximum funding under the facility to $175 million. Valvoline borrowed $89 million under this facility during the six months ended March 31, 2018 and used the proceeds to supplement the Company's daily cash needs. Valvoline repaid $1 million on this facility during the six months ended March 31, 2018. As of March 31, 2018, $163 million remains outstanding under this facility. As of September 30, 2017, the Company had $75 million outstanding under this facility.

Debt covenant restrictions

Valvoline’s debt contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of March 31, 2018, Valvoline was in compliance with all covenants of its debt obligations.

Pension and Other Postretirement Plan Obligations

During fiscal 2018, the Company expects to make contributions of approximately $18 million to its pension plans related to its U.S. non-qualified and non-U.S. pension plans, of which contributions of $9 million were made during the six months ended March 31, 2018.

In April 2018, Valvoline received a demand for payment of a partial withdrawal liability assessment of approximately $30 million related to the sale of a business by Ashland in fiscal 2011 and the associated reduction in the number of employees covered by one of the multiemployer pension plans and the related decline in contributions. The Company plans to vigorously contest the assessment, and the associated current best estimate of cost associated with this assessment is not material to the condensed consolidated financial statements as of and for the periods ended March 31, 2018. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

Tax-related Commitments

On December 22, 2017, the President of the United States signed into law tax reform legislation (the “Act”), which generally became effective January 1, 2018. The Act includes a number of provisions, including lowering the federal corporate income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. The Company expects the Act will ultimately benefit Valvoline with a lower effective tax rate and decreased cash taxes. The Act also includes provisions that are expected to offset some of the benefit of the rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

During the six months ended March 31, 2018, enactment of the Act resulted in pre-tax expense of $7 million and income tax expense of $70 million due to the following:

•	The remeasurement of net deferred tax assets at the lower enacted corporate tax rate resulted in a net $67 million increase in income tax expense;

•
Income tax expense increased by $4 million related to the deemed repatriation tax on unremitted non-U.S. earnings and profits and $2 million for withholding taxes due to the Company’s change in indefinite reinvestment assertion regarding its undistributed earnings; and

•
The remeasurement of net indemnity liabilities associated with the Tax Matters Agreement increased pre-tax expense by $7 million and generated a $3 million tax benefit primarily related to the higher expected utilization of tax attributes payable to Ashland.

Set forth below is a discussion of certain provisions of the Act and the Company’s preliminary assessment of the impact of such provisions on Valvoline’s consolidated financial statements:

•
Based on the effective date of the rate reduction in the Act, the Company’s federal corporate statutory income tax rate for fiscal 2018 will be a blended rate of 24.5%, with the federal corporate statutory income tax rate of 21% beginning in fiscal 2019. Inclusive of the reduction of the annual estimated effective tax rate and combined with income tax expense recorded in the six months ended March 31, 2018 related to the enactment of the Act, the Company currently anticipates an estimated consolidated effective tax rate between 45% and 46% for fiscal 2018. The reduced federal corporate tax rate is expected to result in overall lower income tax expense in fiscal 2019, and the Company currently expects that its consolidated effective tax rate for fiscal 2019 will be between 25% and 26%. Such estimates are based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income tax levels and tax deductions.

•
The Act implements a new territorial tax system and imposes a one-time U.S tax on the deemed repatriation of certain accumulated non-U.S. earnings and profits. The Company currently expects to settle the related gross liability of approximately $22 million through utilization of foreign tax credits of $18 million, resulting in a net impact of $4 million, which was recorded as income tax expense in the six months ended March 31, 2018. In addition, as Valvoline no longer intends to indefinitely reinvest non-U.S. undistributed earnings, the Company recorded $2 million in estimated incremental withholding taxes during the six months ended March 31, 2018.

•
In addition, the Act’s new territorial tax system contains provisions that are effective for Valvoline beginning in fiscal 2019 related to the taxation of certain global intangible low-taxed income, certain related party transactions, and incentives to produce goods and services domestically for sale abroad. The Company is still evaluating the impacts of these provisions and currently estimates these will not be material.

•
The Act expands the limitation on the deduction of certain executive compensation. This expansion is subject to transition rules that provide grandfather relief. The Company has currently estimated that these deduction limitations will primarily be effective in future periods.

•
The Act repeals the deduction for domestic manufacturing production activities. With Valvoline’s domestic manufacturing footprint, the repeal will have an unfavorable impact to Valvoline beginning in fiscal 2019.

•
The Act provides for an election of 100 percent tax depreciation on certain property expenditures through 2022. The depreciation percentage will be phased down beginning in 2023 through 2026, when the prior depreciation rules will return. The Company expects to benefit from this provision related to the timing of deductions for investments.

•	Given the Company’s present financial profile, management expects to fully deduct interest expense under the present and future limitation rules under the Act.

•
The Company generally expects taxable state income will increase as a result of deduction limitations associated with the Act. However, the impact is not currently reasonably estimable as many U.S. state tax jurisdictions have not responded to the specific effects of the Act, though Valvoline is incorporated in Kentucky, which enacted income tax reform on April 13, 2018 that will be effective for the Company beginning in fiscal 2019. Similar to the Act, Valvoline expects Kentucky income tax reform to ultimately benefit the Company by lowering the estimated annual effective tax rate and decreasing cash taxes. The Company is currently in the process of evaluating the impact of Kentucky income tax reform on its condensed consolidated financial statements and will record the associated estimated impacts in the third fiscal quarter of 2018, including the remeasurement of net deferred tax assets at the lower tax rate and the related Tax Matters Agreement indemnity implications, which are not expected to be material to net income.

Based on the Company’s provisional estimates of the Act's impact, management expects there will be a net favorable impact on Valvoline, taking into account the impact on profitability and improved capital generation, which will provide the Company the opportunity to evaluate the potential utilization of the expected savings to increase or accelerate investments in its business and growth.

The estimated impacts of the Act recorded during the six months ended March 31, 2018 as well as the forward-looking estimates are provisional in nature, and the Company will continue to assess the impact of the Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the Act may differ from the Company’s provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the Act.

Dividend Payments and Share Repurchases

During the six months ended March 31, 2018, the Company paid cash dividends of $0.149 per common share for $30 million. On April 18, 2018, the Valvoline Board of Directors declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock. The dividend is payable on June 15, 2018 to shareholders of record on June 1, 2018. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the six months ended March 31, 2017, the Company paid cash dividends of $0.098 per common share for $20 million.

During the six months ended March 31, 2018, the Company repurchased over 5 million shares of its common stock for $126 million. Of this amount, $100 million was repurchased to complete the Board of Directors authorization on April 24, 2017 under which $150 million of the Company’s common stock could be repurchased through December 31, 2019. The remaining $26 million was repurchased pursuant to the 2018 Share Repurchase Authorization.

The Company repurchased less than 2 million shares for an aggregate amount of $35 million in the period from April 1, 2018 through April 30, 2018, leaving Valvoline with $239 million in aggregate share repurchase authority remaining under the 2018 Share Repurchase Authorization. This repurchase authority allows the Company to repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Repurchases were and will continue to be in accordance with all applicable securities laws and regulations and funded from available liquidity. The Company did not repurchase shares during the six months ended March 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

Other than the matters disclosed in this Quarterly Report on Form 10-Q and in the ordinary course of business since the end of fiscal 2017, there have been no material changes in the Company’s contractual obligations. See the Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for additional information regarding the Company’s off-balance sheet arrangements and contractual obligations.

Summary

As of March 31, 2018, cash and cash equivalents totaled $127 million and total debt was $1.2 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in the industry and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2017. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. Valvoline’s financial position has enabled it to achieve a Moody’s rating of Ba2 and a Standard & Poor’s rating of BB+, which was upgraded in the fourth fiscal quarter of 2017. Subsequent changes to ratings may have an effect on Valvoline’s borrowing rate or ability to access the capital markets in the future. Borrowing capacity under the 2016 Senior Credit Agreement was $439 million (due to a $11 million reduction for letters of credit) and based on the availability of eligible receivables, $12 million under the trade receivables securitization facility as of March 31, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. As described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the Company adopted accounting policy changes related to the classification of non-service pension and other postretirement net periodic income effective October 1, 2017. Accordingly, Net pension and other postretirement plan non-service income and remeasurement adjustments for all periods presented has been reclassified from within operating income to non-operating income within the Condensed Consolidated Statements of Comprehensive Income.

Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no other changes to critical accounting policies in the six months ended March 31, 2018. There were also no significant changes in estimates associated with those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), and based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to Valvoline’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is involved in claims and legal actions that arise in the ordinary course of business. Valvoline does not have any currently pending claims or litigation which Valvoline believes, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company repurchased 3.7 million shares of its common stock for $87 million. Of this amount, $61 million was repurchased to complete the Board of Directors authorization on April 24, 2017 under which $150 million of the Company’s common stock could be repurchased through December 31, 2019. The remaining $26 million was repurchased pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020.

Share repurchase activity during the three months ended March 31, 2018 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 - January 31, 2018	903,712	$24.98	903,712	$338
February 1, 2018 - February 28, 2018	1,536,675	$23.52	1,536,675	$302
March 1, 2018 - March 31, 2018	1,256,578	$22.74	1,256,578	$274
Total	3,696,965	$23.61	3,696,965

(1) Further information regarding the Company’s share repurchases can be found in Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets at March 31, 2018 and September 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

May 3, 2018	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer