Form 10-Q
period 2018-06-30
VALVOLINE INC
filed 2018-08-02
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
100 Valvoline Way
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).                                                               Yes ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

At July 31, 2018, there were 190,747,020 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share data - unaudited)	2018	2017	2018	2017
Sales	$577	$534	$1,691	$1,537
Cost of sales	376	337	1,088	957
Gross profit	201	197	603	580

Selling, general and administrative expenses	110	102	328	294
Legacy and separation-related expenses, net	(3)	13	14	25
Equity and other income	(8)	(5)	(29)	(20)
Operating income	102	87	290	281
Net pension and other postretirement plan non-service income and remeasurement adjustments	(10)	(17)	(30)	(60)
Net interest and other financing expenses	15	10	45	28
Income before income taxes	97	94	275	313
Income tax expense	33	38	154	114
Net income	$64	$56	$121	$199

NET INCOME PER SHARE
Basic	$0.33	$0.27	$0.61	$0.97
Diluted	$0.33	$0.27	$0.61	$0.97

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	195	204	199	204
Diluted	196	204	200	204

DIVIDENDS PAID PER COMMON SHARE	$0.07	$0.05	$0.22	$0.15

COMPREHENSIVE INCOME
Net income	$64	$56	$121	$199
Other comprehensive (loss) income, net of tax
Unrealized translation (loss) gain	(13)	6	(9)	3
Amortization of pension and other postretirement plan prior service credit	(3)	(2)	(7)	(6)
Other comprehensive (loss) gain	(16)	4	(16)	(3)
Comprehensive income	$48	$60	$105	$196

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2018	September 30 2017
Assets
Current assets
Cash and cash equivalents	$107	$201
Accounts receivable, net	461	385
Inventories, net	196	175
Other current assets	26	29
Total current assets	790	790
Noncurrent assets
Property, plant and equipment, net	399	391
Goodwill and intangibles, net	398	335
Equity method investments	33	30
Deferred income taxes	147	281
Other noncurrent assets	82	88
Total noncurrent assets	1,059	1,125
Total assets	$1,849	$1,915

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term debt	$—	$75
Current portion of long-term debt	26	15
Trade and other payables	176	192
Accrued expenses and other liabilities	223	196
Total current liabilities	425	478
Noncurrent liabilities
Long-term debt	1,231	1,034
Employee benefit obligations	303	342
Other noncurrent liabilities	178	178
Total noncurrent liabilities	1,712	1,554
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 193 and 203 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	2	2
Paid-in capital	6	5
Retained deficit	(323)	(167)
Accumulated other comprehensive income	27	43
Total stockholders’ deficit	(288)	(117)
Total liabilities and stockholders’ deficit	$1,849	$1,915

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2018	2017
Cash flows from operating activities
Net income	$121	$199
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	39	30
Debt issuance cost and discount amortization	2	2
Deferred income taxes	71	—
Equity income from affiliates	(12)	(10)
Distributions from equity affiliates	8	7
Pension contributions	(13)	(16)
Gain on pension and other postretirement plan remeasurements	—	(8)
Gain on sale of assets	(4)	—
Foreign currency exchange loss	3	—
Stock-based compensation expense	10	6
Change in assets and liabilities (a)
Accounts receivable	(80)	(39)
Inventories	(23)	(41)
Payables and accrued liabilities	12	43
Other assets and liabilities	47	(16)
Total cash provided by operating activities	181	157
Cash flows from investing activities
Additions to property, plant and equipment	(51)	(43)
Acquisitions, net of cash acquired	(71)	(66)
Proceeds from sale of operations	5	—
Total cash used in investing activities	(117)	(109)
Cash flows from financing activities
Net transfers from Ashland	—	5
Proceeds from borrowings, net of issuance costs	170	75
Repayments on borrowings	(39)	(87)
Repurchases of common stock	(220)	(50)
Purchase of additional ownership in subsidiary	(15)	—
Cash dividends paid	(45)	(30)
Other financing activities	(6)	—
Total cash used in financing activities	(155)	(87)
Effect of currency exchange rate changes on cash and cash equivalents	(3)	(1)
Decrease in cash and cash equivalents	(94)	(40)
Cash and cash equivalents - beginning of period	201	172
Cash and cash equivalents - end of period	$107	$132

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

•
In March 2017, the FASB issued accounting guidance that changed how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption as other employee compensation costs for services rendered during the period. All other components of the net periodic benefit cost are presented separately outside of the operating income caption. Valvoline retrospectively adopted this guidance on October 1, 2017. Accordingly, Net pension and other postretirement plan non-service income and remeasurement adjustments has been reclassified to non-operating income for all periods presented within the Condensed Consolidated Statements of Comprehensive Income, which reduced previously reported operating income by $17 million and $60 million for the three and nine months ended June 30, 2017, respectively.

Issued but not yet adopted

In May 2014, the FASB issued accounting guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most current revenue recognition guidance. This guidance introduces a five-step model for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under current guidance. While the Company is nearing the completion of its assessment of the accounting required under the new revenue recognition guidance and completing documentation of its conclusions, the Company’s revenue is primarily generated from the sale and service delivery of engine and automotive products to customers, which is not accounted for under industry-specific guidance and generally consists of a single delivery element whereby revenue is recognized at the point in time when ownership, risks and rewards transfer. Accordingly, Valvoline believes that most revenue transactions recorded under the new guidance will be substantially consistent with the treatment under existing guidance, and the impact of adoption is not expected to be material to net earnings on an ongoing basis.

Management will finalize its assessment and will adopt the new guidance in the first fiscal quarter of 2019. Valvoline plans to adopt this guidance using the modified retrospective method, which will recognize the cumulative effect of the changes in retained earnings at October 1, 2018, but will not retrospectively apply the new guidance to prior periods. The Company expects to adjust retained deficit at adoption primarily related to the timing of certain sales made to distributors and currently does not expect this adjustment will be material to the Condensed Consolidated Balance Sheet. In addition, the Company expects immaterial impacts to reclassify certain activities in the Condensed Consolidated Statements of Comprehensive Earnings on an ongoing basis following adoption. The specific impacts of adoption of the new guidance will be dependent on facts and circumstances at adoption and could vary from management’s preliminary estimates.

The Company anticipates expanded footnote disclosures under the new revenue guidance, including disaggregation of revenue, pro forma impacts of changes to the financial statements in the initial year of adoption, and qualitative disclosures related to the nature and terms of its sales, timing of the transfer of control and judgments used in the application of the five-step model. The Company is also in the process of identifying and implementing appropriate changes to business processes to support recognition and disclosure under the new guidance.

In February 2016, the FASB issued new accounting guidance related to lease transactions. The primary objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. This new guidance is effective for the Company in the first quarter of fiscal 2020 using a modified retrospective approach. The Company has begun planning its assessment and implementation process, including identifying all forms of its outstanding leases globally, as well as analyzing the practical expedients and determining the specific impacts on its condensed consolidated financial statements. While the Company’s evaluation of this guidance is in the early stages, adoption is expected to have a material impact on the Condensed Consolidated Balance Sheet as the majority of the Company’s operating leases are expected to be recorded by establishing right of use assets and associated lease liabilities. The Company also anticipates expanded footnote disclosures related to its leases under the new guidance.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2018		September 30, 2017
		Quoted prices in active markets for identical assets		Quoted prices in active markets for identical assets
(In millions)	Fair value	Level 1	Fair value	Level 1
Assets
Cash equivalents (a)	$16	$16	$46	$46
Foreign currency derivatives (b)	—	—	1	1
Non-qualified trust funds (c)	28	28	30	30
Total assets at fair value	$44	$44	$77	$77

Liabilities
Foreign currency derivatives (d)	$2	$2	$1	$1
Total liabilities at fair value	$2	$2	$1	$1

(a)	Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Included in Other current assets in the Condensed Consolidated Balance Sheets.

(c)
As of June 30, 2018, $3 million of this balance is included in Other current assets, with the remainder included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. As of September 30, 2017, this balance is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

(d)	Included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

During the three and nine months ended June 30, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.
Cash equivalents
A portion of the Company’s excess cash is held in highly liquid investments with maturities of three months or less. Cash equivalents generate interest income and are measured at fair value using prevailing market rates.
Derivatives

The Company uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures and exchange one foreign currency for another at a fixed rate on a future date of twelve months or less. The Company had outstanding contracts with highly-rated financial institutions with notional values of $100 million and $47 million as of June 30, 2018 and September 30, 2017, respectively. Gains and losses on these instruments are recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income as exchange rates change the fair value of these instruments and upon settlement to offset the remeasurement gain or loss on the related foreign currency-denominated exposures in the same period. During the three and nine months ended June 30, 2018 and 2017, losses recognized were not material.
Non-qualified trust fund
The Company maintains a non-qualified trust to fund benefit payments for certain of its U.S. non-qualified pension plans, which primarily consists of highly liquid fixed income U.S. government bonds. During the three and nine months ended June 30, 2018 and 2017, gains and losses related to these investments were not material and were immediately recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

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

	June 30, 2018			September 30, 2017
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$380	$370	$5	$401	$370	$5
2025 Notes	386	395	5	408	394	6
Total	$766	$765	$10	$809	$764	$11

Refer to Note 7 for more information on the Senior Notes and Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Quick Lubes store acquisitions

During the nine months ended June 30, 2018, the Company acquired 63 service center stores for a total of $71 million. These acquisitions included 60 previous franchise service center stores, of which 56 were acquired from Henley Bluewater LLC in northern Ohio and Michigan on October 2, 2017 for $60 million. During the nine months ended June 30, 2017, acquisitions totaled $70 million and included 42 service center stores, of which 14 were previous franchises.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2018	2017
Inventory	$1	$1
Property, plant and equipment	2	—
Intangible assets	68	66
Other noncurrent assets	—	3
Net assets acquired	$71	$70

Included within the intangible assets above is approximately $42 million of goodwill and $26 million of reacquired franchise rights recognized during the nine months ended June 30, 2018. Prior to the acquisition of franchise service center stores, Valvoline licensed the right to operate quick lube service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately seven years. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

During the nine months ended June 30, 2018, the purchase price allocation for the acquisition of certain franchise locations during the three months ended June 30, 2017 was adjusted to reduce goodwill and increase amortizable intangible assets by $6 million. The Company believes that these changes were not material and does not expect any additional changes to the preliminary purchase price allocations summarized above for acquisitions completed during the nine months ended June 30, 2018.

Remaining ownership interest in subsidiary

Valvoline historically owned a 70% controlling interest and consolidated the financial results of its subsidiary in Thailand. In December 2017, Valvoline purchased the remaining 30% interest for total consideration of approximately $16 million, making it a wholly-owned subsidiary of the Company. This interest was not material to the current or prior period financial statements for presentation and disclosure as a noncontrolling interest, which was eliminated as a result of this purchase through an adjustment to Paid-in capital and Retained deficit.

Dispositions

During the nine months ended June 30, 2018, the Company sold two service center stores to a franchisee within the Quick Lubes reportable segment. Valvoline received proceeds of approximately $5 million and recognized a gain of $3 million on the sale of net assets that was recorded in Equity and other income in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2018.

NOTE 4 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable:

(In millions)	June 30 2018	September 30 2017
Trade and other accounts receivable	$467	$390
Less: Allowance for doubtful accounts	(6)	(5)
	$461	$385

In May 2017, Valvoline’s former parent company, Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to as “Ashland”), distributed its remaining interest in Valvoline to Ashland shareholders (the “Distribution”). Prior to the Distribution, Ashland was party to an agreement to sell certain Valvoline customer accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constituted an order to pay for obligations of the customer to Ashland arising from the sale of goods to the customer. The intention of the arrangement was to decrease the time accounts receivable was outstanding and increase cash flows as Ashland in turn remitted payment to Valvoline. During the nine months ended June 30, 2017, $40 million of accounts receivable were sold to the financial institution under this agreement.

Following the Distribution, Valvoline became party to the arrangement to sell certain customer accounts receivable in the form of drafts or bills of exchange to the financial institution. During the nine months ended June 30, 2018, Valvoline sold $50 million of accounts receivable to the financial institution.

NOTE 5 - INVENTORIES

Certain lubricants are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. Remaining inventories are carried at the lower of cost or net realizable value using the weighted average cost method.

The following summarizes Valvoline’s inventories:

(In millions)	June 30 2018	September 30 2017
Finished products	$202	$180
Raw materials, supplies and work in process	34	31
LIFO reserves	(37)	(33)
Obsolete inventory reserves	(3)	(3)
	$196	$175

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the nine months ended June 30, 2018.

(In millions)	Core North America	Quick Lubes	International	Total
September 30, 2017	$89	$201	$40	$330
Acquisitions (a)	—	36	—	36
Dispositions (b)	—	(1)	—	(1)
June 30, 2018	$89	$236	$40	$365

(a) Activity associated with the acquisitions of 56 service center stores from Henley Bluewater LLC and seven other quick lubes service center stores, as well as adjustments related to prior year acquisitions. Refer to Note 3 for details regarding the acquisitions.
(b) Activity associated with the derecognition of goodwill from the sale and disposition of two quick lubes service center stores. Refer to Note 3 for further details.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired and have finite lives. Intangible assets were approximately $40 million in gross carrying amount, net of $7 million in accumulated amortization as of June 30, 2018 and were reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheet. Amortization expense recognized during the three and nine months ended June 30, 2018 was approximately $1 million and $3 million, respectively. Amortization expense recognized on intangible assets during the prior year periods was not material. Estimated amortization expense for each of the next five fiscal years, assuming no additional amortizable intangible assets, is as follows for the years ended September 30:

(In millions)
2018	$5
2019	$5
2020	$5
2021	$5
2022	$4

NOTE 7 - DEBT OBLIGATIONS

The following table summarizes Valvoline’s short-term borrowings and long-term debt:

(In millions)	June 30 2018	September 30 2017
2025 Notes	$400	$400
2024 Notes	375	375
Term Loans	274	285
Trade Receivables Facility	174	75
Revolver	44	—
Other (a)	(10)	(11)
Total debt	$1,257	$1,124
Short-term debt	—	75
Current portion of long-term debt	26	15
Long-term debt	$1,231	$1,034

(a) At June 30, 2018, Other includes $12 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions. At September 30, 2017, Other included $13 million of debt issuance cost discounts and $2 million of debt acquired through acquisitions.

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

The Senior Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest on the notes. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the Senior Notes from the holders thereof. The Senior Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the governing indentures. The Senior Notes are guaranteed by each of Valvoline’s subsidiaries that guarantee obligations under the existing senior secured credit facility described below.

In December 2017, Valvoline completed registered exchange offers for the Senior Notes.

Senior Credit Agreement

The 2016 Senior Credit Agreement provides for an aggregate principal amount of $1,325 million in senior secured credit facilities (“2016 Credit Facilities”), composed of (i) a five-year $875 million term loan facility (“Term Loans”), and (ii) a five-year $450 million revolving credit facility (including a $100 million letter of credit sublimit) (“Revolver”). At June 30, 2018 and September 30, 2017, the Term Loans had outstanding principal balances of $274 million and $285 million, respectively. At June 30, 2018, there was $44 million outstanding under the Revolver, and there was no amount outstanding at September 30, 2017. During the nine months ended June 30, 2018, Valvoline borrowed $70 million and made payments of $26 million on the Revolver. As of June 30, 2018, the total borrowing capacity remaining under the Revolver was $395 million due to a reduction of $11 million for letters of credit outstanding.

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

The 2016 Senior Credit Agreement contains usual and customary representations and warranties and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of June 30, 2018, Valvoline was in compliance with all covenants under the 2016 Senior Credit Agreement.

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

During the first fiscal quarter of 2017, Valvoline borrowed $75 million under the Trade Receivables Facility and used the net proceeds to repay an equal amount of the Term Loans. During the nine months ended June 30, 2018, Valvoline made payments of $1 million and borrowed $100 million under the Trade Receivables Facility, using the proceeds to supplement the Company’s daily cash needs.

The Company accounts for the Trade Receivables Facility as secured borrowings. Based upon the maturity dates in place in each respective period, as of June 30, 2018, the $174 million balance outstanding was classified as Long-term debt and the $75 million balance outstanding as of September 30, 2017 was classified as Short-term debt in the Condensed Consolidated Balance Sheets. Based on the availability of eligible receivables, the total borrowing capacity remaining under the Trade Receivables Facility at June 30, 2018 was less than $1 million. The financing subsidiary owned $282 million and $247 million of outstanding accounts receivable as of June 30, 2018 and September 30, 2017, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

The financing subsidiary pays customary fees to the lenders, and advances by a lender under the Trade Receivables Facility accrue interest for which the weighted average interest rates were 2.9% and 2.6% for the three and nine months ended June 30, 2018, respectively, and 1.8% and 1.7% for the three and nine months ended June 30, 2017. The Trade Receivables Facility contains various customary affirmative and negative covenants and default and termination provisions, which provide for acceleration of amounts owed under the Trade Receivables Facility in circumstances including, but not limited to, the failure to pay interest or other amounts when due, defaults on certain other indebtedness, certain insolvency events, and breach of representation.

NOTE 8 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended June 30, 2018 was $33 million, an effective tax rate of 34.0%, compared to expense of $38 million, an effective tax rate of 40.4%, for the three months ended June 30, 2017. The decrease in income tax expense and the effective tax rate was primarily driven by the reduction in the corporate federal income tax rate resulting from the enactment of U.S. tax reform legislation in December 2017, which was more than offset by an increase in income tax expense of approximately $7 million resulting from the enactment of Kentucky tax reform legislation in April 2018.

Income tax expense for the nine months ended June 30, 2018 was $154 million, an effective tax rate of 56.0%, compared to expense of $114 million, an effective tax rate of 36.4%, for the nine months ended June 30, 2017. The increase in income tax expense and the effective tax rate was principally driven by the enactment of U.S. and Kentucky tax reform legislation, which resulted in a net increase in income tax expense of approximately $76 million that more than offset benefits related to the reduction in the estimated annual effective tax rate for fiscal 2018.

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

Based on the effective date of the rate reduction in the Act, the Company’s federal corporate statutory income tax rate will be a blended rate of 24.5% for fiscal 2018, declining to 21% for fiscal 2019 and beyond.

During the nine months ended June 30, 2018, enactment of the Act resulted in the following provisional impacts on income tax expense:

•	The remeasurement of net deferred tax assets at the lower enacted corporate tax rate resulted in a net $66 million increase in income tax expense;

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

The impacts of the Act recorded during the nine months ended June 30, 2018 are provisional, and the Company will continue to assess the impact of the Act and will record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable. Accordingly, the impact of the Act may differ from the Company’s provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the Act.

Many states have enacted state specific tax reform and legislation in response to the Act. In general, these impacts are not material to the Company’s financial statements. Valvoline is incorporated in Kentucky, which enacted income tax reform on April 13, 2018. The provisions of Kentucky tax reform generally become effective in fiscal 2019 and include a number of provisions, notably lowering the corporate income tax rate from a maximum of 6% to 5%. While the Company expects this rate reduction will ultimately benefit Valvoline, during the three and nine months ended June 30, 2018, the enactment of Kentucky tax reform resulted in the following impacts on income tax expense:

•	The remeasurement of net deferred tax assets at the lower enacted Kentucky corporate tax rate resulted in a net $3 million increase in income tax expense; and

•
The remeasurement of the net indemnity liabilities associated with the Tax Matters Agreement increased pre-tax income by $4 million and generated $4 million of income tax expense primarily related to the lower expected utilization of tax attributes payable to Ashland.

The Company will continue to monitor enacted state legislation and make relevant updates to estimates when warranted.

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

The Company’s net deferred tax assets of $281 million were determined at September 30, 2017 based on the then-current enacted income tax rates prior to the passage of the Act. As a result of the reduction in the federal corporate income tax rate from 35% to 21% under the Act and the reduction of the Kentucky corporate income tax rate from 6% to 5% under Kentucky tax reform, the Company revalued its net deferred tax assets, which resulted in a reduction in the value of net deferred tax assets of approximately $69 million that was recorded as additional income tax expense in the Company’s Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2018 as noted above.

Deemed repatriation

The Act implements a new territorial tax system that imposes a one-time transition tax, or deemed repatriation, on unremitted earnings of certain non-U.S. subsidiaries that is based in part on the amount of these earnings held in cash and other specified assets. The mandatory deemed repatriation resulted in a $23 million gross liability, but allows for the realization of $19 million of previously unrecognized foreign tax credits related to taxes previously paid in relevant local jurisdictions. The net result was $4 million of income tax expense which was recognized during the nine months ended June 30, 2018.

The Company has historically intended to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries. As undistributed earnings of the Company’s non-U.S. subsidiaries were subject to the one-time deemed repatriation tax, the Company reevaluated its intentions to indefinitely reinvest its non-U.S. undistributed earnings. As a result, the Company no longer intends to indefinitely reinvest non-U.S. undistributed earnings and accordingly, recorded $2 million for estimated incremental withholding taxes during the nine months ended June 30, 2018. The Company is presently not aware of any significant restrictions on the ability to transfer these funds, and additional taxes and other costs that may arise between the deemed and actual distribution dates are not estimated to be material.

Tax Matters Agreement

Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement were $65 million and $62 million at June 30, 2018 and September 30, 2017, respectively. At June 30, 2018 and September 30, 2017, $3 million and $1 million was recorded in Accrued expenses and other liabilities, respectively, with the remainder recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets at each balance sheet date.

Under the Tax Matters Agreement, Valvoline has net indemnification obligations for a number of tax matters, including certain taxes that arise upon audit or examination related to the periods prior to the Distribution and Valvoline’s utilization of legacy tax attributes contributed as part of the separation from Ashland. During the three and nine months ended June 30, 2018, Valvoline recognized a $3 million benefit and $5 million of expense, respectively, in Legacy and separation-related expenses, net for the estimated adjustments in net amounts due and a $2 million benefit during the three and nine months ended June 30, 2017. During the nine months ended June 30, 2018, expense was recognized due to the increase in estimated net amounts due to Ashland principally as a result of the reduction of the federal tax rate and the reduced federal benefit of state tax deductions, which drove increases in the expected utilization of tax attributes. These impacts were partially offset by the benefit recognized in the three months ended June 30, 2018 for the decline in estimated net amounts due to Ashland primarily related to the rate reduction and associated decrease in certain state tax deductions as a result of Kentucky tax reform. In connection with these impacts recorded in Legacy and separation-related expenses, net, Valvoline recognized income tax expense of $4 million and $1 million during the three and nine months ended June 30, 2018, respectively, related to these changes.

Uncertainties in income taxes

The Company records reserves related to its uncertain tax positions when it is more likely than not that the tax position may not be sustained on examination by the taxing authorities. As of June 30, 2018, the Condensed Consolidated Balance Sheet includes an $11 million liability for uncertain income tax positions which is primarily recorded within the obligations owed to Ashland under the Tax Matters Agreement described above. During the nine months ended June 30, 2018, there were no significant changes in Valvoline’s uncertain tax positions or related reserves. As tax examinations are completed or settled, statutes of limitations expire, or other new information becomes available, the Company will adjust its liabilities for uncertain tax positions in the respective period through payment or through the income tax provision. The Company has provided adequate reserves for its income tax uncertainties in all open tax years based on the recognition and measurement considerations in the relevant accounting principles and any adjustments are not expected to have a material effect on its condensed consolidated financial statements at this time; however, it is reasonably possible that there could be changes to the Company’s reserves related to its uncertain tax positions due to activities of the taxing authorities, resolution of examination issues, or reassessment of existing uncertain tax positions.

Although the timing and nature of the resolution and/or closure of examinations cannot be predicted with certainty, management estimates that it is reasonably possible that reserves related to uncertain tax positions may decrease by as much as $3 million from the resolution of tax examinations in U.S. jurisdictions during the quarter ended September 30, 2018.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The total pension and other postretirement benefit income was $10 million and $29 million during the three and nine months ended June 30, 2018, respectively, and $16 million and $58 million during the three and nine months ended June 30, 2017, respectively.

Contributions to the U.S. non-qualified and non-U.S. pension plans during the nine months ended June 30, 2018 were $13 million. For the remainder of fiscal 2018, Valvoline expects to contribute approximately $5 million to these plans, for a total of $18 million in fiscal 2018.

Components of net periodic benefit income

Due to the freeze of U.S. pension benefits effective September 30, 2016, service costs are related to certain international pension benefits, which are reported in the respective reportable segment and caption of the Condensed Consolidated Statements of Comprehensive Income as the other employee compensation costs from services rendered. All other components of net periodic benefit income are recognized below operating income within Net pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

Effective January 1, 2017, Valvoline discontinued certain other postretirement health and life insurance benefits. The effect of these plan amendments resulted in a remeasurement gain of $8 million during the nine months ended June 30, 2017 as shown in the table below. The following table summarizes the components of pension and other postretirement benefit income for the three and nine months ended June 30:

			Other postretirement benefits
	Pension benefits
(In millions)	2018	2017	2018	2017
Three months ended June 30
Service cost	$—	$1	$—	$—
Interest cost	19	22	—	—
Expected return on plan assets	(26)	(36)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit income	$(7)	$(13)	$(3)	$(3)

Nine months ended June 30
Service cost	$1	$2	$—	$—
Interest cost	56	65	1	1
Expected return on plan assets	(78)	(109)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Actuarial gain	—	—	—	(8)
Net periodic benefit income	$(21)	$(42)	$(8)	$(16)
Multiemployer pension plan partial withdrawal
Valvoline participates in two multiemployer pension plans that provide pension benefits to certain union-represented employees under the terms of collective bargaining agreements. Valvoline assumed responsibility for contributions to these plans in connection with the separation from Ashland. Contributions to these plans were not material for the three and nine months ended June 30, 2018 and 2017.
In April 2018, Valvoline received a demand for payment of a partial withdrawal liability assessment of approximately $30 million related to the sale of a business by Ashland in fiscal 2011 and the associated reduction in the number of employees covered by one of the multiemployer pension plans and the related decline in contributions. The Company is vigorously contesting the assessment and the calculation method utilized in determining the assessment and will submit a formal arbitration request, if necessary. The Company’s current best estimate of cost associated with this assessment is not material to the condensed consolidated financial statements as of and for the periods ended June 30, 2018.

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

Although the ultimate resolution of these matters cannot be predicted with certainty and there can be no assurances that the actual amounts required to satisfy liabilities from these matters will not exceed the amounts reflected in the condensed consolidated financial statements, based on information available at this time, it is the opinion of management that such pending claims or proceedings will not have a material adverse effect on its condensed consolidated financial statements.

NOTE 11 - EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended June 30, 2018 and 2017. EPS is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2018	2017	2018	2017
Numerator
Net income	$64	$56	$121	$199
Denominator
Weighted average shares used to compute basic EPS	195	204	199	204
Dilutive effect of share-based awards (a)	1	—	1	—
Weighted average shares used to compute diluted EPS	196	204	200	204

Earnings per share
Basic	$0.33	$0.27	$0.61	$0.97
Diluted	$0.33	$0.27	$0.61	$0.97

(a) During the three and nine months ended June 30, 2017, there was not a significant dilutive impact from potential common shares.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Changes in stockholders’ deficit in the nine months ended June 30, 2018 were as follows:

(In millions)
Balance as of September 30, 2017	$(117)

Net income	121
Repurchases of common stock (a)	(224)
Stock-based compensation plans	7
Dividends paid, $0.2235 per common share	(45)
Purchase of remaining ownership interest in subsidiary (b)	(14)
Accumulated other comprehensive loss, net of tax:
Unrealized currency translation loss	(9)
Amortization of pension and other postretirement prior service credits in income (c)	(7)
Balance as of June 30, 2018	$(288)

(a)	During the nine months ended June 30, 2018, the Company repurchased approximately 10 million shares of its common stock for $224 million. Upon repurchase, shares are retired.
(b)	Refer to Note 3 for details regarding the Company’s purchase of the remaining ownership interest in a controlled and consolidated subsidiary during the nine months ended June 30, 2018.
(c)
Amortization of unrecognized prior service credits is included in net periodic benefit income within Net pension and other postretirement plan non-service income and remeasurement adjustments in the Condensed Consolidated Statements of Comprehensive Income.

NOTE 13 – RELATED PARTY TRANSACTIONS

At June 30, 2018, Valvoline had total net obligations due to Ashland of $78 million, of which $3 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2017, Valvoline had total net obligations due to Ashland of $74 million, of which $2 million was recorded in Accrued expenses and other liabilities and the remainder was primarily recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

These liabilities generally relate to net obligations due to Ashland under the Tax Matters Agreement as well as reimbursements for certain other contractual obligations, including those that are intended to transfer to Valvoline as part of the Distribution of Ashland’s remaining interest in Valvoline. Refer to Note 8 for additional details regarding the Tax Matters Agreement and related obligations.

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

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended June 30		Nine months ended June 30
	2018	2017	2018	2017
Sales
Core North America	$264	$258	$773	$748
Quick Lubes	167	139	479	394
International	146	137	439	395
Consolidated sales	$577	$534	$1,691	$1,537

Operating income (loss)
Core North America	$41	$48	$130	$156
Quick Lubes	38	34	111	94
International	20	18	63	56
Total operating segments	$99	$100	$304	$306
Unallocated and other (a)	3	(13)	(14)	(25)
Consolidated operating income	$102	$87	$290	$281

(a)	Unallocated and other includes legacy and separation-related expenses, net.

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

Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$456	$137	$(16)	$577
Cost of sales	—	294	98	(16)	376
Gross profit	—	162	39	—	201

Selling, general and administrative expenses	3	81	26	—	110
Legacy and separation-related expenses, net	(3)	—	—	—	(3)
Equity and other (income) expenses	—	(11)	3	—	(8)
Operating income	—	92	10	—	102
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(10)	—	—	(10)
Net interest and other financing expenses	14	1	—	—	15
(Loss) income before income taxes	(14)	101	10	—	97
Income tax (benefit) expense	(1)	30	4	—	33
Equity in net income of subsidiaries	(77)	(6)	—	83	—
Net income	$64	$77	$6	$(83)	$64

Total comprehensive income (loss)	$48	$61	$(5)	$(56)	$48

Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$418	$131	$(15)	$534
Cost of sales	—	259	93	(15)	337
Gross profit	—	159	38	—	197

Selling, general and administrative expenses	3	77	22	—	102
Legacy and separation-related expenses, net	(2)	15	—	—	13
Equity and other (income) expenses	—	(8)	3	—	(5)
Operating (loss) income	(1)	75	13	—	87
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(17)	—	—	(17)
Net interest and other financing expenses	8	1	1	—	10
(Loss) income before income taxes	(9)	91	12	—	94
Income tax (benefit) expense	(2)	37	3	—	38
Equity in net income of subsidiaries	(63)	(9)	—	72	—
Net income	$56	$63	$9	$(72)	$56

Total comprehensive income	$60	$67	$19	$(86)	$60

Condensed Consolidating Statements of Comprehensive Income
For the nine months ended June 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,319	$413	$(41)	$1,691
Cost of sales	—	832	297	(41)	1,088
Gross profit	—	487	116	—	603

Selling, general and administrative expenses	10	247	71	—	328
Legacy and separation-related expenses, net	4	10	—	—	14
Equity and other (income) expenses	—	(37)	8	—	(29)
Operating (loss) income	(14)	267	37	—	290
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(30)	—	—	(30)
Net interest and other financing expenses	39	4	2	—	45
(Loss) income before income taxes	(53)	293	35	—	275
Income tax expense	16	128	10	—	154
Equity in net income of subsidiaries	(190)	(25)	—	215	—
Net income	$121	$190	$25	$(215)	$121

Total comprehensive income	$105	$174	$17	$(191)	$105

Condensed Consolidating Statements of Comprehensive Income
For the nine months ended June 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,197	$382	$(42)	$1,537
Cost of sales	—	724	275	(42)	957
Gross profit	—	473	107	—	580

Selling, general and administrative expenses	7	218	69	—	294
Legacy and separation-related expenses, net	(2)	27	—	—	25
Equity and other (income) expenses	—	(29)	9	—	(20)
Operating (loss) income	(5)	257	29	—	281
Net pension and other postretirement plan non-service income and remeasurement adjustments	—	(60)	—	—	(60)
Net interest and other financing expenses	25	2	1	—	28
(Loss) income before income taxes	(30)	315	28	—	313
Income tax (benefit) expense	(10)	115	9	—	114
Equity in net income of subsidiaries	(219)	(19)	—	238	—
Net income	$199	$219	$19	$(238)	$199

Total comprehensive income	$196	$216	$27	$(243)	$196

Condensed Consolidating Balance Sheets
As of June 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$7	$100	$—	$107
Accounts receivable, net	1	98	517	(155)	461
Inventories, net	—	112	84	—	196
Other current assets	—	23	3	—	26
Total current assets	1	240	704	(155)	790
Noncurrent assets
Property, plant and equipment, net	—	363	36	—	399
Goodwill and intangibles, net	—	397	1	—	398
Equity method investments	—	33	—	—	33
Investment in subsidiaries	762	477	—	(1,239)	—
Deferred income taxes	60	73	14	—	147
Other noncurrent assets	51	75	5	(49)	82
Total noncurrent assets	873	1,418	56	(1,288)	1,059
Total assets	$874	$1,658	$760	$(1,443)	$1,849

Liabilities and Stockholders’ Deficit
Current Liabilities
Current portion of long-term debt	$26	$—	$—	$—	$26
Trade and other payables	—	280	51	(155)	176
Accrued expenses and other liabilities	50	135	38	—	223
Total current liabilities	76	415	89	(155)	425
Noncurrent liabilities
Long-term debt	1,055	2	174	—	1,231
Employee benefit obligations	—	285	18	—	303
Other noncurrent liabilities	31	194	2	(49)	178
Total noncurrent liabilities	1,086	481	194	(49)	1,712
Commitments and contingencies
Stockholders’ (deficit) equity	(288)	762	477	(1,239)	(288)
Total liabilities and stockholders’ deficit/equity	$874	$1,658	$760	$(1,443)	$1,849

Condensed Consolidating Balance Sheets
As of September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$99	$102	$—	$201
Accounts receivable, net	—	57	389	(61)	385
Inventories, net	—	94	81	—	175
Other current assets	—	25	4	—	29
Total current assets	—	275	576	(61)	790
Noncurrent assets
Property, plant and equipment, net	—	353	38	—	391
Goodwill and intangibles, net	—	333	2	—	335
Equity method investments	—	30	—	—	30
Investment in subsidiaries	606	447	—	(1,053)	—
Deferred income taxes	145	122	14	—	281
Other noncurrent assets	314	80	6	(312)	88
Total noncurrent assets	1,065	1,365	60	(1,365)	1,125
Total assets	$1,065	$1,640	$636	$(1,426)	$1,915

Liabilities and Stockholders’ Deficit
Current Liabilities
Short-term debt	$—	$—	$75	$—	$75
Current portion of long-term debt	15	—	—	—	15
Trade and other payables	2	198	53	(61)	192
Accrued expenses and other liabilities	103	60	33	—	196
Total current liabilities	120	258	161	(61)	478
Noncurrent liabilities
Long-term debt	1,032	2	—	—	1,034
Employee benefit obligations	—	321	21	—	342
Other noncurrent liabilities	30	453	7	(312)	178
Total noncurrent liabilities	1,062	776	28	(312)	1,554
Commitments and contingencies
Stockholders’ (deficit) equity	(117)	606	447	(1,053)	(117)
Total liabilities and stockholders’ deficit/equity	$1,065	$1,640	$636	$(1,426)	$1,915

Condensed Consolidating Statements of Cash Flows
For the nine months ended June 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flow (used in) provided by operating activities	$(28)	$287	$(78)	$—	$181

Cash flows from investing activities
Additions to property, plant and equipment	—	(48)	(3)	—	(51)
Acquisitions, net of cash required	—	(71)	—	—	(71)
Proceeds from sale of operations	—	5	—	—	5
Return of advance from subsidiary	263	—	—	(263)	—
Total cash provided by (used in) investing activities	263	(114)	(3)	(263)	(117)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	70	—	100	—	170
Repayments on borrowings	(38)	—	(1)	—	(39)
Repurchases of common stock	(220)	—	—	—	(220)
Purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(45)	—	—	—	(45)
Other financing activities	(2)	(2)	(2)	—	(6)
Other intercompany activity, net	—	(263)	—	263	—
Total cash (used in) provided by financing activities	(235)	(265)	82	263	(155)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents	—	(92)	(2)	—	(94)
Cash and cash equivalents - beginning of year	—	99	102	—	201
Cash and cash equivalents - end of period	$—	$7	$100	$—	$107

Condensed Consolidating Statements of Cash Flows
For the nine months ended June 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$101	$112	$(56)	$—	$157

Cash flows from investing activities
Additions to property, plant and equipment	—	(42)	(1)	—	(43)
Acquisitions, net of cash required	—	(66)	—	—	(66)
Advance from subsidiary	66	—	—	(66)	—
Total cash provided by (used in) investing activities	66	(108)	(1)	(66)	(109)

Cash flows from financing activities
Net transfers from Ashland	5	—	—	—	5
Proceeds from borrowings	—	—	75	—	75
Repayments on borrowings	(87)	—	—	—	(87)
Repurchases of common stock	(50)	—	—	—	(50)
Cash dividends paid	(30)	—	—	—	(30)
Other intercompany activity, net	(5)	(61)	—	66	—
Total cash (used in) provided by financing activities	(167)	(61)	75	66	(87)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
(Decrease) increase in cash and cash equivalents	—	(57)	17	—	(40)
Cash and cash equivalents - beginning of year	—	93	79	—	172
Cash and cash equivalents - end of period	$—	$36	$96	$—	$132

NOTE 16 – SUBSEQUENT EVENTS

Quick Lubes acquisition

On July 13, 2018, the Company completed the acquisition of the business assets of Great Canadian Oil Change Franchising Ltd. to add 73 franchise service center stores in Canada for approximately $53 million. This acquisition provides an opportunity to expand Valvoline’s Quick Lubes footprint outside of the United States and increases the Quick Lubes system to more than 1,200 company-owned and franchised locations in North America.

Dividend declared

On July 24, 2018, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock. The dividend is payable on September 17, 2018 to shareholders of record on August 31, 2018.

Share repurchases

The Company repurchased nearly 2 million shares for an aggregate amount of $42 million in the period from July 1, 2018 through July 31, 2018 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020 (the “2018 Share Repurchase Authorization”). The Company has approximately $134 million in aggregate share repurchase authority remaining under the 2018 Share Repurchase Authorization.

Borrowing activity

In the period from July 1, 2018 through July 31, 2018, the Company had net borrowings of $86 million under the Revolver to fund its daily cash needs, bringing the total borrowing capacity remaining under the Revolver to $309 million due to a reduction of $11 million for letters of credit outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical facts, including estimates, projections, statements related to the Company’s business plans and operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Additional information regarding these risks and uncertainties are described in Valvoline’s filings with the Securities and Exchange Commission, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of Valvoline’s most recently filed periodic reports on Forms 10-K and 10-Q, which are available on Valvoline’s website at http://investors.valvoline.com/sec-filings or on the SEC’s website at http://www.sec.gov. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
BUSINESS OVERVIEW

Valvoline Inc. (“Valvoline” or the “Company”) is a worldwide marketer and supplier of engine and automotive maintenance products and services. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful name recognition across multiple product and service channels. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Valvoline’s premium branded product offerings enhance its high-quality reputation and provide customers with solutions that address a wide variety of needs.
In the United States and Canada, Valvoline’s products and services are sold to retailers with over 30,000 retail outlets, to installer customers with over 12,000 locations, and through 1,154 Valvoline branded franchised and company-owned stores. Valvoline also has a strong international presence with products sold in approximately 140 countries.
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

THIRD FISCAL QUARTER 2018 OVERVIEW

The following were the significant events for the third fiscal quarter of 2018, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•
Third quarter results were led by Quick Lubes and International, with 7.9% system-wide same-store sales growth in VIOC and volume growth of 6% from unconsolidated subsidiaries, as well as favorable foreign currency exchange in International.

•
Core North America sales growth of 2% was attributed to favorable premium product mix and previously implemented pricing actions, which was more than offset by margin pressures that negatively impacted profitability.

•
Valvoline’s gross profit as a percentage of sales (i.e., gross margin) declined sequentially and from the prior year quarter to 34.8% in the third fiscal quarter of 2018. These declines were primarily due to increased raw material costs, some of which had been passed through pricing, but resulted in a dilutive effect to margin rate. These results as well as planned investments in selling, general and administrative expenses, offset by decreased legacy and separation-related costs led to overall improved operating income from the prior year quarter.

•
Valvoline returned value to its shareholders during the quarter through dividends and share repurchases. During the third fiscal quarter of 2018, the Company paid a $0.0745 per share cash dividend and repurchased nearly 5 million shares of Valvoline common stock for $98 million.

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

RESULTS OF OPERATIONS

Consolidated Review

The following table summarizes the results of the Company’s operations:

	Three months ended				Nine months ended
	June 30				June 30
	2018		2017		2018		2017
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$577	100.0%	$534	100.0%	$1,691	100.0%	$1,537	100.0%
Gross profit	$201	34.8%	$197	36.9%	$603	35.7%	$580	37.7%
Net operating expenses	$99	17.2%	$110	20.6%	$313	18.5%	$299	19.4%
Operating income	$102	17.7%	$87	16.3%	$290	17.1%	$281	18.3%
Net income	$64	11.1%	$56	10.5%	$121	7.2%	$199	12.9%

Sales
Sales for the three months ended June 30, 2018 increased $43 million, or 8%, compared to the three months ended June 30, 2017. Sales for the nine months ended June 30, 2018 increased $154 million, or 10%, compared to the nine months ended June 30, 2017. The following table provides a reconciliation of the changes:

	Year over year change
(In millions)	Three months ended June 30, 2018	Nine months ended June 30, 2018
Pricing	$16	$56
Volume and mix	12	41
Currency exchange	6	25
Acquisitions	9	32
Change in sales	$43	$154

Key drivers of the improvement in sales for the three and nine months ended June 30, 2018 compared to the prior year periods were increased product pricing, favorable mix, acquisitions of Quick Lubes service center stores, as well as overall increased volumes for the nine months ended June 30, 2018. For the three months ended June 30, 2018, lubricant gallons sold remained flat as volume increases in the Quick Lubes reportable segment were offset by decreases in the Core North America and International reportable segments. For the nine months ended June 30, 2018, lubricant gallons sold increased 1% to 135.3 million. In addition, each current year period benefited from favorable changes in product mix, with increases in the percentage of premium lubricant sales within the Core North America and Quick Lubes reportable segments, as well as favorable foreign currency exchange.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Gross profit

Gross profit increased $4 million and $23 million for the three and nine months ended June 30, 2018, respectively. The table below provides a reconciliation of the changes:

	Year over year change
(In millions)	Three months ended June 30, 2018	Nine months ended June 30, 2018
Volume and mix	$3	$14
Acquisitions	2	7
Currency exchange	2	6
Price and cost	(3)	(4)
Change in gross profit	$4	$23

The increase in gross profit for the three and nine months ended June 30, 2018 was primarily driven by overall favorable changes in mix, acquisitions of Quick Lubes service center stores, and favorable foreign currency exchange. In addition, increased volumes in the nine months ended June 30, 2018 increased gross profit. These increases were partially offset by the lag between cost and price increases for the three and nine months ended June 30, 2018. Overall, gross profit benefited from performance in the Quick Lubes and International reportable segments, which was partially offset by margin pressures driven by raw material inflation in the Core North America reportable segment.

Gross profit margin was 34.8% and 35.7% for the three and nine months ended June 30, 2018, respectively. This compares to 36.9% and 37.7% for the three and nine months ended June 30, 2017, respectively. The decrease in gross profit margin was primarily due to higher raw material costs, some of which had been passed through pricing, but had a dilutive effect to margin rate.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Net operating expenses

The table below provides details of the components of net operating expenses during the interim periods presented:

	Three months ended				Nine months ended
	June 30				June 30
	2018		2017		2018		2017
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$110	19.1%	$102	19.1%	$328	19.4%	$294	19.1%
Legacy and separation-related expenses, net	(3)	(0.5)%	13	2.4%	14	0.8%	25	1.6%
Equity and other income	(8)	(1.4)%	(5)	(0.9)%	(29)	(1.7)%	(20)	(1.3)%
Net operating expenses	$99	17.2%	$110	20.6%	$313	18.5%	$299	19.4%

Selling, general and administrative expenses increased $8 million and $34 million in the three and nine months ended June 30, 2018, respectively, over the prior year periods. Acquisitions, depreciation and amortization as well as foreign currency exchange contributed $3 million to the quarter-over-quarter increase and $11 million to the year-over-year increase. In addition, during the three and nine months ended June 30, 2018, expenses increased by $2 million due to an acquisition-related foreign currency exchange loss within the Quick Lubes reportable segment. The remaining increases for the three and nine months ended June 30, 2018 were primarily the result of planned investments in the Company’s teams and shared infrastructure expenses necessary to operate independently, which were phased in during fiscal 2017 through completion of Valvoline’s separation from Ashland in the third fiscal quarter of 2017.

Legacy and separation-related expenses, net decreased $16 million and $11 million for the three and nine months ended June 30, 2018, respectively. These decreases were primarily the result of lower separation costs as minimal costs have been incurred in fiscal 2018 compared to the prior year periods due to the separation from Ashland, which was completed in May 2017. Offsetting this decrease are costs recognized related to a legacy Ashland multiemployer pension plan partial withdrawal assessment in the nine months ended June 30, 2018. Additionally, during the three and nine months ended June 30, 2018, Valvoline recognized a $3 million benefit and $5 million of expense, respectively, for adjustments in the net estimated amounts due under the Tax Matters Agreement related to U.S. and Kentucky tax reform enacted in fiscal 2018, compared to a $2 million benefit during the three and nine months ended June 30, 2017.

Equity and other income increased $3 million and $9 million during the three and nine months ended June 30, 2018, respectively, compared to the prior year periods and was primarily driven by an increase in equity and royalty income of $1 million and $4 million for the respective periods related to the strong performance from the Company’s unconsolidated joint ventures. In addition, research and development testing income increased by $1 million for the three months ended June 30, 2018, and the sale of two Quick Lube stores increased other income by approximately $3 million for the nine months ended June 30, 2018.

Net pension and other postretirement plan non-service income and remeasurement adjustments

Net pension and other postretirement plan non-service income and remeasurement adjustments for the three and nine months ended June 30, 2018 decreased $7 million and $30 million, respectively, from the prior year periods due to the decrease in pension and other postretirement plan non-service income. The decrease in income is primarily attributed to the pension de-risking actions taken by the Company in late fiscal 2017 to shift the U.S. qualified pension plan’s target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations. In addition, the nine months ended June 30, 2017 also included a gain on other postretirement plan remeasurement of $8 million due to the discontinuation of certain postretirement health and life insurance benefits, compared to none during the current year period as there have been no changes requiring remeasurement.
Net interest and other financing expense

Net interest and other financing expense increased by $5 million and $17 million during the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. The increase in interest expense was attributed to higher outstanding debt during the periods ended June 30, 2018 compared to prior year periods, primarily related to the borrowing to fund the U.S. qualified pension plan in the aggregate principal amount of $400 million during the fourth fiscal quarter of 2017 and increased borrowings under the trade receivables securitization and revolving credit facilities during the nine months ended June 30, 2018.

Income tax expense

Income tax expense for the three months ended June 30, 2018 was $33 million, or an effective tax rate of 34.0%, compared to an expense of $38 million, or an effective tax rate of 40.4%, for the three months ended June 30, 2017. The decrease in income tax expense and the effective tax rate was primarily driven by the reduction in the corporate federal income tax rate resulting from the enactment of U.S. tax reform legislation in December 2017, which was offset by an increase in income tax expense of approximately $7 million resulting from the enactment of Kentucky tax reform legislation in April 2018.

Income tax expense for the nine months ended June 30, 2018 was $154 million, or an effective tax rate of 56.0%, compared to an expense of $114 million, or an effective tax rate of 36.4%, for the nine months ended June 30, 2017. The increase in income tax expense and the effective tax rate was principally driven by the enactment of U.S. and Kentucky tax reform legislation, which resulted in a net increase in income tax expense of approximately $76 million that more than offset benefits related to the reduction in the estimated annual effective tax rate for fiscal 2018.

Refer to the “Tax-Related Commitments” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional details regarding tax reform legislation and its estimated impacts to Valvoline.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to net income for the interim periods presented:

	Three months ended June 30		Nine months ended June 30
(In millions)	2018	2017	2018	2017
Net income	$64	$56	$121	$199
Income tax expense	33	38	154	114
Net interest and other financing expenses	15	10	45	28
Depreciation and amortization	14	12	39	30
EBITDA	126	116	359	371
Non-service pension and other postretirement plan net periodic income (a)	(10)	(17)	(30)	(52)
Legacy and separation-related expenses, net	(3)	13	14	25
Acquisition-related foreign currency exchange loss	2	—	2	—
Gain on pension and other postretirement plan remeasurements	—	—	—	(8)
Adjusted EBITDA	$115	$112	$345	$336

(a) Recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 9 in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

The increase in Adjusted EBITDA of $3 million for the three months ended June 30, 2018 was primarily driven by the performance of the Quick Lubes reportable segment and was partially offset by raw material cost inflation and planned investments in selling, general and administrative expenses.

The increase in Adjusted EBITDA of $9 million for the nine months ended June 30, 2018 was primarily due to higher volume, as well as favorable changes in mix, increased equity and other income, and the benefits from foreign exchange, partially offset by higher planned investments in selling, general and administrative expense and higher raw material costs.
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

Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies. Valvoline’s reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as non-service pension and other postretirement income and remeasurement adjustments, interest expense or income tax expense. Valvoline allocates all items above operating income to its reportable segments except for certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. Due to the freeze of U.S. pension benefits effective September 30, 2016, service costs are related to certain international pension benefits, which are reported in the respective reportable segment and caption of the Condensed Consolidated Statements of Comprehensive Income as the other employee compensation costs from services rendered. All remaining non-service and remeasurement components of pension and other postretirement benefits costs are recorded below operating income and attributed to Unallocated and other.
The following table presents sales, operating income and statistical operating information by reportable segment for the interim periods presented:

	Three months ended June 30		Nine months ended June 30
(In millions)	2018	2017	2018	2017
Sales
Core North America	$264	$258	$773	$748
Quick Lubes	167	139	479	394
International	146	137	439	395
	$577	$534	$1,691	$1,537
Operating income (loss)
Core North America	$41	$48	$130	$156
Quick Lubes	38	34	111	94
International	20	18	63	56
Total operating segments	99	100	304	306
Unallocated and other	3	(13)	(14)	(25)
	$102	$87	$290	$281
Depreciation and amortization
Core North America	$5	$4	$13	$10
Quick Lubes	7	6	21	16
International	2	2	5	4
	$14	$12	$39	$30
Operating information
Core North America
Lubricant sales gallons	25.5	25.8	73.9	74.5
Premium lubricants (percent of U.S. branded volumes)	49.7%	45.0%	49.1%	45.1%
Gross profit as a percent of sales (a)	34.4%	38.3%	36.5%	40.4%
Quick Lubes
Lubricant sales gallons	6.2	5.6	17.8	16.4
Premium lubricants (percent of U.S. branded volumes)	63.0%	60.3%	62.2%	59.5%
Gross profit as a percent of sales (a)	40.5%	40.2%	40.4%	40.0%
International
Lubricant sales gallons (b)	14.3	14.6	43.6	43.2
Lubricant sales gallons, including unconsolidated joint ventures	24.7	24.4	74.4	71.4
Premium lubricants (percent of lubricant volumes)	26.9%	27.7%	26.9%	27.2%
Gross profit as a percent of sales (a)	29.3%	29.5%	29.0%	30.2%

(a) Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b) Excludes volumes from unconsolidated joint ventures.

Core North America

Core North America sales increased $6 million, or 2%, to $264 million during the current quarter compared to the prior year quarter. Sales increased $25 million, or 3%, to $773 million during the current year-to-date period compared to the prior year period. The increases were primarily driven by higher product pricing of $5 million and $23 million for the three and nine months ended June 30, 2018, respectively, as a result of the pass through of raw material cost increases. Favorable changes in premium product mix, reflecting the ongoing shift to synthetic products, also drove increases in sales of $5 million and $10 million for the three and nine months ended June 30, 2018, respectively. These increases were partially offset by overall decreased volume of $4 million and $9 million in the three and nine months ended June 30, 2018, respectively. During the three months ended June 30, 2018, volumes to retail customers increased driven by promotional activity that was offset by lower volumes with installer customers primarily related to shifts in timing. For the nine months ended June 30, 2018, favorable foreign currency exchange increased sales by $1 million.

Gross profit decreased approximately $8 million and $20 million for the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. These declines are generally related to higher base oil costs as compared to the prior year periods and the lag between cost and price increases, which more than offset the benefits of pricing actions and premium product mix improvements. In addition, during the nine months ended June 30, 2018, costs increased related to certain transitory items, including the timing of promotional expenses and costs related to the transition to new packaging. In total, cost in excess of pricing decreased gross profit by $7 million and $17 million in the three and nine months ended June 30, 2018, respectively. Volume declines partially offset by the premium product mix improvements described above decreased gross profit by $1 million and $3 million for the three and nine months ended June 30, 2018, respectively. Gross profit margin decreased during the three and nine months ended June 30, 2018 primarily due to higher raw material costs and the dilutive impact to margin resulting from price increases to cover costs without additional margin.

Selling, general and administrative expenses, which include the allocation of corporate costs, decreased $2 million and increased approximately $4 million during the three and nine months ended June 30, 2018, respectively. These changes are attributed to lower advertising costs in each period, which were partially offset in the current quarter and more than offset in the current year-to-date period by planned increases related to the Company’s investments in its teams and shared infrastructure expenses.

Quick Lubes

Quick Lubes sales increased $28 million, or 20%, to $167 million during the current quarter compared to the prior year quarter. Sales increased $85 million, or 22%, to $479 million during the nine months ended June 30, 2018 compared to the prior year period. Volume growth increased sales by $12 million and $28 million for the three and nine months ended June 30, 2018, respectively, as lubricant gallons and transactions increased in each period. Price and mix improvements increased average ticket and improved sales by $7 million and $26 million in the three and nine month periods ended June 30, 2018, respectively. In addition, acquisitions increased sales by $9 million and $31 million in the three and nine months ended June 30, 2018, respectively.

Gross profit increased $11 million and $36 million for the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. Gross profit improved primarily due to increased transactions and average ticket. Transactions benefited from the Company’s ongoing customer acquisition and retention programs, while pricing improvements and mix were the primary drivers of increases in average ticket. Increases in volume and improved mix combined to increase gross profit by approximately $6 million and $16 million for the three and nine months ended June 30, 2018, respectively. Favorable pricing in excess of costs increased gross profit by $3 million and $13 million for the three and nine months ended June 30, 2018, respectively, while acquisitions increased gross profit by $2 million and $7 million for the three and nine months ended June 30, 2018, respectively.

Selling, general and administrative expenses, which include the allocation of corporate costs, increased $8 million and $23 million for the three and nine months ended June 30, 2018, respectively. The increases were primarily a result of planned investments related to the Company’s teams and shared infrastructure expenses, as well as increased advertising spend to drive customer acquisition that totaled $5 million and $16 million for the three and nine months ended June 30, 2018, respectively. In addition, expenses increased for the three and nine months ended June 30, 2018 by $1 million and $5 million, respectively, as a result of acquisitions ,which is largely comprised of amortization expense related to acquired intangible assets. During the three and nine months ended June 30, 2018, expenses also increased by $2 million due to a mark-to-market foreign currency exchange loss associated with a contract to fix the U.S. dollar purchase price for the Great Canadian Oil Change Ltd. acquisition which closed on July 13, 2018.

The Quick Lubes segment also benefited from the sale of two service center stores to a franchisee, which resulted in a $3 million gain on the sale that was recorded in Equity and other income in the nine months ended June 30, 2018.

Quick Lubes - Additional growth and sales information

Quick Lubes sales are influenced by the number of service center stores and the business performance of those stores. The following tables provide supplemental information regarding company-owned and franchise stores that Valvoline believes is relevant to an understanding of the Quick Lubes business and its performance.

	Company-owned
	Third Quarter 2018	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017

Beginning of period	445	442	384	383	374
Opened	4	—	2	2	1
Acquired	1	2	—	1	—
Net conversions between company-owned and franchise	1	1	56	—	9
Closed	—	—	—	(2)	(1)
End of period	451	445	442	384	383

	Franchise
	Third Quarter 2018	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017

Beginning of period	696	697	743	730	734
Opened	10	2	11	15	6
Acquired	—	—	—	—	—
Net conversions between company-owned and franchise	(1)	(1)	(56)	—	(9)
Closed	(2)	(2)	(1)	(2)	(1)
End of period	703	696	697	743	730

Total VIOC Stores	1,154	1,141	1,139	1,127	1,113

The year over year change resulted in the addition of 41 net new company-owned stores and franchise locations as a result of 37 net openings and four acquired company-owned stores.

	Three months ended June 30		Nine months ended June 30
	2018	2017	2018	2017
Same-Store Sales Growth** - Company-owned	8.7%	6.9%	9.3%	6.1%
Same-Store Sales Growth** - Franchisee*	7.4%	8.3%	8.0%	7.3%
Same-Store Sales Growth** - Combined*	7.9%	7.9%	8.5%	6.9%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline has historically determined same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

International

International sales increased $9 million, or 7%, to $146 million during the current quarter compared to the prior year quarter. Sales increased $44 million, or 11%, to $439 million during the nine months ended June 30, 2018 compared to the prior year period. Favorable foreign currency exchange increased sales by $6 million and $24 million for the three and nine months ended June 30, 2018, respectively. Favorable product pricing increased sales by $6 million and $14 million for the three and nine months ended June 30, 2018, respectively, reflecting the pass through of raw material cost increases. Lower volumes in the three months ended June 30, 2018 were primarily driven by short-term declines in Europe and Latin America and the loss of a low-margin industrial account, which more than offset increases in the high-growth Chinese market. These declines combined with unfavorable changes in premium product mix decreased sales by $3 million for the three months ended June 30, 2018. In the nine months ended June 30, 2018, higher volumes led by high-growth markets were partially offset by unfavorable changes in premium product mix to increase sales by $6 million.

Gross profit increased $2 million and $8 million for the three and nine months ended June 30, 2018, respectively. Favorable foreign currency exchange increased gross profit by approximately $2 million and $6 million for the three and nine months ended June 30, 2018, respectively. For the three months ended June 30, 2018, increased pricing was largely offset by unfavorable product mix and volume. For the nine months ended June 30, 2018, improved pricing and volume was partially offset by unfavorable changes in premium product mix to increase gross profit by $2 million. Gross profit margin decreased compared to the prior year periods primarily due to the impact of geographic mix.

Selling, general and administrative expenses, which include the allocation of corporate costs, increased $2 million and $6 million for the three and nine months ended June 30, 2018, respectively. These increases were primarily driven by the impacts of foreign currency exchange, as well as planned increases related to the Company’s investments in its teams and shared infrastructure expenses. Equity and other income increased in the three and nine months ended June 30, 2018 as a result of increased equity and royalty income from the Company’s unconsolidated joint ventures, particularly those in China and India, which had increased volumes during the current year periods.

Unallocated and Other

Unallocated and other operating income (loss) generally includes items such as certain corporate and non-operational matters, such as company-wide restructuring activities and legacy costs, including those associated with the separation from Ashland. The following table summarizes the components of Unallocated and other operating income (loss):

	Three months ended June 30		Nine months ended June 30
(In millions)	2018	2017	2018	2017
Legacy and separation-related expenses, net	(3)	13	14	25
Operating income (loss)	$3	$(13)	$(14)	$(25)

The improvement for the three and nine months ended June 30, 2018 is primarily the result of decreased separation costs as minimal costs have been incurred in fiscal 2018 compared to the prior year periods since the separation from Ashland was completed in May 2017. Partially offsetting these benefits are costs recognized related to a legacy Ashland multiemployer pension plan partial withdrawal assessment in the nine months ended June 30, 2018. Additionally, during the three and nine months ended June 30, 2018, Valvoline recognized a $3 million benefit and $5 million of expense, respectively, for adjustments in the net estimated amounts due under the Tax Matters Agreement related to U.S. and Kentucky tax reform enacted in fiscal 2018, compared to a $2 million benefit during the three and nine months ended June 30, 2017.

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

As of June 30, 2018, the Company had $107 million in Cash and cash equivalents, of which approximately $99 million was held by Valvoline’s non-U.S. subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed, and the Company has historically intended to indefinitely reinvest undistributed earnings of its non-U.S. subsidiaries. Due to the enactment of U.S. tax reform legislation in December 2017, undistributed earnings of the Company’s non-U.S. subsidiaries were subject to the one-time deemed repatriation tax, which provides certain expected opportunities to mobilize cash with lower tax consequences. Consequently, the Company reevaluated its intentions to indefinitely reinvest its non-U.S. undistributed earnings. As a result, the Company no longer intends to indefinitely reinvest non-U.S. undistributed earnings. Valvoline recorded estimated incremental withholding taxes during the nine months ended June 30, 2018, which were not material. The Company is presently not aware of any significant restrictions on the ability to transfer these funds, and additional taxes and other costs that may arise between the deemed and actual distribution dates are not estimated to be material.

Cash Flow

Valvoline’s cash flows as reflected in the Condensed Consolidated Cash Flows are summarized as follows for the nine months ended June 30, 2018 and 2017:

	Nine months ended June 30

(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$181	$157
Investing activities	(117)	(109)
Financing activities	(155)	(87)
Effect of currency exchange rate changes on cash and cash equivalents	(3)	(1)
Decrease in cash and cash equivalents	$(94)	$(40)

Operating activities

The increase in cash flows provided by operating activities for the nine months ended June 30, 2018 compared to the prior year period was primarily related to decreased cash tax payments of $57 million, largely driven by tax-sharing payments made to Ashland in 2017 related to the pre-Distribution periods compared to lower payments in fiscal 2018 due to the expected utilization of tax attributes generated by the discretionary contribution to the U.S. qualified pension plan in late fiscal 2017. This decrease in cash tax payments was partially offset by increased investment in working capital and increased interest payments in fiscal 2018 related to higher borrowings as compared to the prior year, including the borrowing to fund the U.S. qualified pension plan during the fourth fiscal quarter of 2017.

Investing activities

The increase in cash flows used in investing activities for the nine months ended June 30, 2018 compared to the prior year was primarily due to increases in capital expenditures related to planned Quick Lubes service center store expansion both through acquisition and new company-owned store openings. Valvoline is currently forecasting approximately $85 million to $90 million of capital expenditures for full year fiscal 2018, funded primarily from operating cash flows.

On May 2, 2018, Valvoline announced plans to build its first blending and packaging plant in China to meet the country’s growing demand for premium lubricants and coolants. The approximate $70 million investment is expected to create a more efficient and effective local supply chain and enable faster-to-market new products and packaging. It is expected to begin production by the end of calendar 2020 with annual capacity in excess of 30 million gallons of lubricants. Included within the above estimate of capital expenditures for fiscal 2018 is approximately $5 million to $10 million related to expected expenditures in fiscal 2018 as a result of this investment.

On July 13, 2018, the Company completed the acquisition of the business assets of Great Canadian Oil Change Franchising Ltd. to add 73 franchise service center stores in Canada for approximately $53 million. This acquisition provides an opportunity to expand Valvoline’s Quick Lubes footprint outside of the United States and increases the Quick Lubes system to more than 1,200 company-owned and franchised locations in North America.

Financing activities

The increase in cash flows used in financing activities for the nine months ended June 30, 2018 compared to the prior year period was driven by returning additional capital to shareholders of $185 million in the form of increased share repurchases and dividend payments and the purchase of the remaining ownership interest in a consolidated subsidiary for $15 million, offset by increased net borrowings of $143 million to supplement the Company’s daily cash needs.

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

	Nine months ended June 30
(In millions)	2018	2017
Cash flows provided by operating activities	$181	$157
Additions to property, plant and equipment	(51)	(43)
Free cash flow	$130	$114

Free cash flow was higher for the nine months ended June 30, 2018 as compared to the prior year period driven by increased cash flows from operating activities as described above, offset partially by higher capital expenditures due to planned investments.

As of June 30, 2018, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $391 million, compared to $327 million at September 30, 2017. Liquid assets (cash, cash equivalents, and accounts receivable) were 134% of current liabilities as of June 30, 2018 and 123% at September 30, 2017. The increase in working capital is primarily related to the amendment of the trade receivables securitization facility in fiscal 2018 to extend the maturity date from one to three years, which resulted in reclassifying outstanding borrowings from current liabilities to long-term debt, partially offset by an increase in payables and accrued liabilities primarily related to advertising, promotions, and interest.

Debt
The following summary reflects Valvoline’s debt as of:

	June 30	September 30
(In millions)	2018	2017
Short-term debt	$—	$75
Long-term debt (including current portion and debt issuance cost discounts) (a)	1,257	1,049
Total debt	$1,257	$1,124

(a)
Amount includes $2 million of debt acquired through acquisitions and is net of $12 million and $13 million of debt issuance cost discounts as of June 30, 2018 and September 30, 2017, respectively, which are direct reductions from the carrying amount of debt.

As of June 30, 2018, the senior secured credit facility consisted of a term loan facility with an aggregate principal outstanding balance of $274 million and a $450 million revolving credit facility with an outstanding balance of $44 million. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2018, there were $11 million in letters of credit outstanding. As of September 30, 2017, the outstanding principal balance of the term loan facility was $285 million and there was no outstanding balance on the revolving facility.

In the period from July 1, 2018 through July 31, 2018, the Company had net borrowings of $86 million under the revolving facility to fund its daily cash needs, bringing the total borrowing capacity remaining to $309 million due to the reduction of $11 million for letters of credit outstanding.

As of June 30, 2018 and September 30, 2017, the Company had outstanding $400 million in aggregate principal balance of 4.375% senior unsecured notes due in 2025 and $375 million in aggregate principal balance of 5.500% senior unsecured notes due in 2024. In December 2017, the Company completed registered exchange offers for the Senior Notes.

During the first fiscal quarter of 2018, the Company amended the trade receivables securitization facility to extend the maturity date to November 19, 2020 and increase the maximum funding under the facility to $175 million. Valvoline borrowed $100 million under this facility during the nine months ended June 30, 2018 and used the proceeds to supplement the Company’s daily cash needs. Valvoline repaid $1 million on this facility during the nine months ended June 30, 2018. As of June 30, 2018, $174 million remains outstanding under this facility. As of September 30, 2017, the Company had $75 million outstanding under this facility.

Debt covenant restrictions

Valvoline’s debt contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio). As of the end of any fiscal quarter, the maximum consolidated net leverage ratio and minimum consolidated interest coverage ratio permitted under the 2016 Senior Credit Agreement are 4.5 and 3.0, respectively. As of June 30, 2018, Valvoline was in compliance with all covenants of its debt obligations.

Pension and Other Postretirement Plan Obligations

During fiscal 2018, the Company expects to make contributions of approximately $18 million to its pension plans related to its U.S. non-qualified and non-U.S. pension plans, of which contributions of $13 million were made during the nine months ended June 30, 2018.

In April 2018, Valvoline received a demand for payment of a partial withdrawal liability assessment of approximately $30 million related to the sale of a business by Ashland in fiscal 2011 and the associated reduction in the number of employees covered by one of the multiemployer pension plans and the related decline in contributions. The Company is vigorously contesting the assessment, and the associated current best estimate of cost associated with this assessment is not material to the condensed consolidated financial statements as of and for the periods ended June 30, 2018. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

During the nine months ended June 30, 2018, enactment of the Act resulted in pre-tax expense of $7 million and income tax expense of $69 million due to the following:

•	The remeasurement of net deferred tax assets at the lower enacted corporate tax rate resulted in a net $66 million increase in income tax expense;

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

Set forth below is a discussion of certain provisions of the Act and the Company’s preliminary assessment of the impact of such provisions on Valvoline’s consolidated financial statements:

•
Based on the effective date of the rate reduction in the Act, the Company’s federal corporate statutory income tax rate will be a blended rate of 24.5% for fiscal 2018, declining to 21% beginning in fiscal 2019. Inclusive of the reduction of the annual estimated effective tax rate and combined with income tax expense recorded in the nine months ended June 30, 2018, the Company currently anticipates an estimated consolidated effective tax rate between 47% and 48% for fiscal 2018. The reduced federal corporate tax rate is expected to result in overall lower income tax expense in fiscal 2019, and the Company currently expects that its consolidated effective tax rate for fiscal 2019 will be between 25% and 26%. Such estimates are based on management’s current assumptions with respect to, among other things, the Company’s earnings, state income taxes and tax deductions.

•
The Act implements a new territorial tax system and imposes a one-time U.S tax on the deemed repatriation of certain accumulated non-U.S. earnings and profits. The Company currently expects to settle the related gross liability of approximately $23 million through utilization of foreign tax credits of $19 million, resulting in a net impact of $4 million, which was recorded as income tax expense in the nine months ended June 30, 2018. In addition, as Valvoline no longer intends to indefinitely reinvest non-U.S. undistributed earnings, the Company recorded $2 million in estimated incremental withholding taxes during the nine months ended June 30, 2018.

•
The Act’s new territorial tax system contains provisions that are effective for Valvoline beginning in fiscal 2019 related to the taxation of certain global intangible low-taxed income, certain related party transactions, and incentives to produce goods and services domestically for sale abroad. The Company continues to evaluate the impacts of these provisions, which are not expected to be material to Valvoline.

•
The Act expands the limitation on the deduction of certain executive compensation. This expansion is subject to transition rules that provide grandfather relief. The Company currently estimates that these deduction limitations will primarily be effective in future periods.

•
The Act repeals the deduction for domestic manufacturing production activities. With Valvoline’s domestic manufacturing footprint, the repeal is expected to have an unfavorable impact to Valvoline beginning in fiscal 2019.

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

Based on the Company’s provisional estimates of the Act’s impact, management expects there will be a net favorable impact on Valvoline, taking into account the impact on profitability and improved capital generation, which will provide the Company the opportunity to evaluate the potential utilization of the expected savings to increase or accelerate investments in its business and growth.

The estimated impacts of the Act recorded during the nine months ended June 30, 2018 as well as the forward-looking estimates are provisional in nature, and the Company will continue to assess the impact of the Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the Act may differ from the Company’s provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the Act.

Many states have enacted state specific tax reform and legislation in response to the Act. In general, these impacts are not material to the Company’s financial statements. Valvoline is incorporated in Kentucky, which enacted income tax reform on April 13, 2018. The provisions of Kentucky tax reform generally become effective in fiscal 2019 and include a number of provisions, notably lowering the corporate income tax rate from a maximum of 6% to 5%. During the three and nine months ended June 30, 2018, enactment of Kentucky tax reform resulted in pre-tax income of $4 million and income tax expense of $7 million due to the following:

•	The remeasurement of net deferred tax assets at the lower enacted Kentucky corporate tax rate resulted in a net $3 million increase in income tax expense; and

•
The remeasurement of net indemnity liabilities associated with the Tax Matters Agreement increased pre-tax income by $4 million and generated $4 million of income tax expense primarily related to the lower expected utilization of tax attributes payable to Ashland.

The Company expects this rate reduction will ultimately benefit Valvoline with decreased cash taxes and a lower effective tax rate that is included in management’s estimated consolidated effective tax rate for fiscal 2019 noted above. The Company will continue to monitor enacted state legislation and make relevant updates to management estimates when warranted.

Dividend Payments and Share Repurchases

During the nine months ended June 30, 2018, the Company paid cash dividends of $0.2235 per common share for $45 million. On July 24, 2018, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.0745 per share on Valvoline common stock, which is payable on September 17, 2018 to shareholders of record on August 31, 2018. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change. For the nine months ended June 30, 2017, the Company paid cash dividends of $0.147 per common share for $30 million.

During the nine months ended June 30, 2018, the Company repurchased approximately 10 million shares of its common stock for $224 million. Of this amount, $100 million was repurchased to complete the Board of Directors authorization on April 24, 2017 under which $150 million of the Company’s common stock could be repurchased through December 31, 2019. The remaining $124 million was repurchased pursuant to the 2018 Share Repurchase Authorization.

The Company repurchased nearly 2 million shares for an aggregate amount of $42 million in the period from July 1, 2018 through July 31, 2018, leaving Valvoline with approximately $134 million in aggregate share repurchase authority remaining under the 2018 Share Repurchase Authorization. This repurchase authority allows the Company to repurchase its stock from time to time in the open market or in privately negotiated transactions depending upon market price and other factors. Repurchases were and will continue to be in accordance with all applicable securities laws and regulations and funded from available liquidity.

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

Summary

As of June 30, 2018, cash and cash equivalents totaled $107 million and total debt was $1.3 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in the industry and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2017. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. The Company’s total borrowing capacity remaining was $395 million as of June 30, 2018 under the 2016 Senior Credit Agreement (due to a $11 million reduction for letters of credit).

Management believes that the Company has sufficient liquidity based on its current cash position, cash generated from business operations and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other contractual commitments, as well as operating requirements for the next twelve months.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion and analysis of recently issued accounting pronouncements and the impacts on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q.

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

Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no other changes to critical accounting policies in the nine months ended June 30, 2018. There were also no significant changes in estimates associated with those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2018.

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
Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, the Company repurchased 4.6 million shares of its common stock for $98 million pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of June 30, 2018, $176 million remains available for share repurchases under this authorization.

Share repurchase activity during the three months ended June 30, 2018 was as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 - April 30, 2018	1,624,654	$21.54	1,624,654	$239
May 1, 2018 - May 31, 2018	648,323	$20.93	645,304	$225
June 1, 2018 - June 30, 2018	2,354,289	$20.95	2,354,289	$176
Total	4,627,266	$21.00	4,624,247

(1) Total number of shares purchased includes both shares repurchased under the Board of Directors authorization described above, as well as vested restricted stock awards purchased to cover withholding taxes.
(2) Further information regarding the Company’s share repurchases can be found in Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets at June 30, 2018 and September 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

August 2, 2018	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer