Form 10-Q
period 2018-12-31
VALVOLINE INC
filed 2019-02-07
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

At January 31, 2019, there were 188,180,577 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions, except per share data - unaudited)	2018	2017
Sales	$557	$545
Cost of sales	374	350
Gross profit	183	195

Selling, general and administrative expenses	105	107
Legacy and separation-related expenses, net	—	9
Equity and other income, net	(9)	(9)
Operating income	87	88
Net pension and other postretirement plan income	(2)	(10)
Net interest and other financing expenses	17	14
Income before income taxes	72	84
Income tax expense	19	94
Net income (loss)	$53	$(10)

NET INCOME (LOSS) PER SHARE
Basic	$0.28	$(0.05)
Diluted	$0.28	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	188	202
Diluted	189	202

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$53	$(10)
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(4)	1
Amortization of pension and other postretirement plan prior service credit	(2)	(2)
Other comprehensive loss	(6)	(1)
Comprehensive income (loss)	$47	$(11)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2018	September 30 2018
Assets
Current assets
Cash and cash equivalents	$99	$96
Accounts receivable, net	331	409
Inventories, net	200	176
Prepaid expenses and other current assets	38	44
Total current assets	668	725
Noncurrent assets
Property, plant and equipment, net	428	420
Goodwill and intangibles, net	473	448
Equity method investments	32	31
Deferred income taxes	134	138
Other noncurrent assets	97	92
Total noncurrent assets	1,164	1,129
Total assets	$1,832	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$30
Trade and other payables	152	178
Accrued expenses and other liabilities	198	203
Total current liabilities	380	411
Noncurrent liabilities
Long-term debt	1,291	1,292
Employee benefit obligations	330	333
Other noncurrent liabilities	174	176
Total noncurrent liabilities	1,795	1,801
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 188 shares issued and outstanding at December 31, 2018 and September 30, 2018	2	2
Paid-in capital	8	7
Retained deficit	(379)	(399)
Accumulated other comprehensive income	26	32
Total stockholders’ deficit	(343)	(358)
Total liabilities and stockholders’ deficit	$1,832	$1,854

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2018	188	$2	$7	$(399)	$32	$(358)
Net income	—	—	—	53	—	53
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	1	—	—	1
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	(13)
Currency translation adjustments	—	—	—	—	(4)	(4)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2018	188	$2	$8	$(379)	$26	$(343)

					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2017	203	$2	$5	$(167)	$43	$(117)
Net loss	—	—	—	(10)	—	(10)
Dividends paid, $0.0745 per common share	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(2)	—	—	(39)	—	(39)
Purchase of remaining ownership interest in subsidiary	—	—	(7)	(7)	—	(14)
Currency translation adjustments	—	—	—	—	1	1
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2017	201	$2	$—	$(238)	$42	$(194)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2018	2017
Cash flows from operating activities
Net income (loss)	$53	$(10)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	14	11
Debt issuance cost and discount amortization	—	1
Deferred income taxes	—	85
Equity income from unconsolidated affiliates, net of distributions	—	(2)
Pension contributions	(2)	(3)
Stock-based compensation expense	3	4
Change in assets and liabilities (a)
Accounts receivable	43	(34)
Inventories	(13)	7
Payables and accrued liabilities	(19)	(40)
Other assets and liabilities	6	1
Total cash provided by operating activities	85	20
Cash flows from investing activities
Additions to property, plant and equipment	(27)	(14)
Acquisitions, net of cash acquired	(30)	(60)
Other investing activities, net	1	—
Total cash used in investing activities	(56)	(74)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	100	44
Repayments on borrowings	(101)	(4)
Repurchases of common stock	—	(37)
Payments for purchase of additional ownership in subsidiary	(1)	(15)
Cash dividends paid	(20)	(15)
Other financing activities	(3)	(4)
Total cash used in financing activities	(25)	(31)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(1)
Increase (decrease) in cash and cash equivalents	3	(86)
Cash and cash equivalents - beginning of period	96	201
Cash and cash equivalents - end of period	$99	$115

(a) Excludes changes resulting from operations acquired.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Recently adopted

In the first fiscal quarter of 2019, Valvoline adopted the following:

•In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance which established a single comprehensive model for entities to use in accounting for revenue from contracts with customers and superseded most industry-specific revenue recognition guidance. This new guidance introduced a five-step model for revenue recognition focused on the transfer of control, as opposed to the transfer of risk and rewards under prior guidance. Valvoline adopted this new revenue recognition guidance on October 1, 2018 using the modified retrospective method applied to those contracts that were not completed at the date of adoption. Under this method, the new revenue recognition guidance has been applied prospectively from the date of adoption, while prior period financial statements continue to be reported in accordance with the previous guidance. The cumulative effect of the changes at adoption was recognized through an increase to opening retained deficit of $13 million, net of tax, related to the timing of certain sales to distributors. Revenue transactions recorded under the new guidance are substantially consistent with the treatment under prior guidance, and the impact of adoption was not material to the condensed consolidated financial statements as of and for the three months ended December 31, 2018 and is not expected to be material on an ongoing basis. As part of the adoption, Valvoline modified certain control procedures and processes, none of which had a material effect on the Company's internal control over financial reporting. Refer to Note 2 for additional information regarding Valvoline's updated accounting policy for revenue from contracts with customers and adoption of this new guidance.

•In August 2016, the FASB issued new accounting guidance regarding the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted the accounting guidance on October 1, 2018 using a retrospective approach and made an accounting policy election to classify distributions received from equity method investments based on the nature of the activities of the investee that generated the distribution, which is consistent with the Company's previous classification of these as cash flows from operating activities. The other cash flow classification matters addressed in this guidance were either not relevant or material to Valvoline's activities. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Statements of Cash Flows.

•In January 2017, the FASB issued new accounting guidance which clarifies the definition of a business used across several areas of accounting, including the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business combination. The new guidance clarifies that to be a business there must also be at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. Valvoline adopted this guidance on October 1, 2018 with prospective application. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

•In August 2018, the FASB issued new accounting guidance related to fees paid by a customer in a cloud computing arrangement, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement with the existing capitalization guidance for implementation costs incurred to develop or obtain internal-use software. Valvoline adopted this guidance prospectively on October 1, 2018. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Issued but not yet adopted

In February 2016, the FASB issued new accounting guidance related to lease transactions. The primary objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. This new guidance is effective for the Company in the first quarter of fiscal 2020 using a modified retrospective approach. The Company has begun its assessment and implementation process, including completing its process to identify all forms of its leases globally, identify changes necessary to internal controls, as well as analyzing the practical expedients and specific impacts on its condensed consolidated financial statements. At this time, the Company cannot estimate the specific quantitative impact of adopting this new guidance; however, adoption is expected to have a material impact on the Condensed Consolidated Balance Sheets as the majority of the Company’s operating leases are expected to be recognized as right of use assets and associated lease liabilities. The Company also anticipates expanded footnote disclosures related to its leases under the new guidance.

NOTE 2 - REVENUE RECOGNITION

As described in Note 1, Valvoline adopted new revenue recognition accounting guidance effective October 1, 2018, and accordingly, changed its accounting policy for revenue recognition prospectively from the date of adoption as described herein.

Impacts on financial statements

The adoption of the new revenue accounting guidance did not have a significant impact on the Company’s condensed consolidated financial statements. As a result of the Company’s adoption using the modified retrospective adoption approach, the Company recorded an adjustment to its Condensed Consolidated Balance Sheet as of October 1, 2018 related to the timing of certain sales to distributors.

The following table reconciles the Condensed Consolidated Balance Sheet line items impacted by the cumulative effect of adoption of the new revenue recognition accounting guidance on October 1, 2018:

(In millions)	September 30, 2018 as reported	Adjustments	Balances at October 1, 2018
Accounts receivable, net	$409	$(33)	$376
Inventories, net	$176	$14	$190
Deferred income taxes	$138	$6	$144
Retained deficit	$399	$13	$412

Most revenue transactions and activities recorded under the new revenue recognition accounting guidance are substantially consistent with the treatment under prior guidance. The following tables summarize the impact of the new revenue accounting guidance on Valvoline’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Comprehensive Income as of and for the three months ended December 31, 2018:

	December 31, 2018
Impact of Changes to Condensed Consolidated Balance Sheet	As reported	Adjustments (a)	Under prior guidance
(In millions)
Accounts receivable, net	$331	$29	$360
Inventories, net	$200	$(12)	$188
Deferred income taxes	$134	$(6)	$128
Accrued expenses and other liabilities	$198	$1	$199
Retained deficit	$379	$(12)	$367

(a) Adjustments include the opening retained deficit adjustments as detailed in the table above.

	Three months ended December 31, 2018
Impact of Changes to Condensed Consolidated Statement of Comprehensive Income	As reported	Adjustments	Under prior guidance
(In millions)
Sales	$557	$(15)	$542
Cost of sales	374	(15)	359
Gross profit	$183	$—	$183
Selling, general and administrative expenses	$105	$2	$107
Operating income	$87	$(2)	$85
Income before income taxes	$72	$(2)	$70
Income tax expense	$19	$(1)	$18
Net income	$53	$(1)	$52

Basic earnings per share	$0.28	$(0.01)	$0.27
Diluted earnings per share	$0.28	$(0.01)	$0.27

Disaggregation of revenue

The following summarizes sales by primary customer channel for the Company’s reportable segments for the three months ended December 31, 2018:

(In millions)
Quick Lubes
Company-owned operations	$124
Non-company owned operations	65
Total Quick Lubes	189

Core North America
Retail	116
Installer and other	116
Total Core North America	232

International	136

Consolidated sales	$557

Sales by reportable segment disaggregated by geographic market follows for the three months ended December 31, 2018:

(In millions)	Quick Lubes	Core North America	International	Totals
Primary geographic markets
North America (a)	$189	$232	$—	$421
Europe, Middle East and Africa (EMEA)	—	—	44	44
Asia Pacific	—	—	67	67
Latin America (a)	—	—	25	25
Totals	$189	$232	$136	$557

(a) Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

The following disaggregates the Company’s sales by timing of revenue recognized for the three months ended December 31, 2018:

(In millions)
Timing of revenue recognized
Sales at a point in time	$547
Franchised revenues transferred over time	10
Consolidated sales	$557

Nature of goods and services

Valvoline generates all operating revenues from contracts with customers, primarily as a result of the sale and service delivery of engine and automotive maintenance products to customers. Valvoline derives its sales from its broad line of products and complementary services through three principal activities managed across its three reportable segments: (i) engine and automotive maintenance products, (ii) company-owned quick-lube operations, and (iii) franchised quick-lube operations. Valvoline’s sales are generally to retail, installer, industrial, distributor, franchise and end consumers to facilitate vehicle and equipment service and maintenance. Approximately 98% of Valvoline’s net sales are products and services sold at a point in time through either ship-and-bill performance obligations or company-owned quick lube operations. The remaining 2% of Valvoline’s net sales generally relate to franchise fees.

Revenue is recognized for the amount that reflects the consideration the Company is expected to be entitled to based on when control of the promised good or service is transferred to the customer. Revenue recognition is evaluated through the following five steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied. Below is a summary of the key considerations for Valvoline’s material revenue-generating activities:

Engine and automotive maintenance products

Engine and automotive maintenance products primarily include lubricants, antifreeze, chemicals, filters, and other complementary products for use across a wide array of vehicles and engines. The Company’s customers typically enter into a sales agreement which outlines a framework of terms and conditions that apply to all current and future purchase orders for the customer submitted under the supply agreement. In these situations, the Company’s contract with the customer is the sales agreement combined with the customer purchase order as specific products and quantities are not indicated until a purchase order is submitted. As the Company’s contract with the customer is typically for a single purchase order under the supply agreement to be delivered at a point in time, the duration of the contract is almost always one year or less. The Company’s products are distinct and separately identifiable on customer purchase orders, with each product sale representing a separate performance obligation that is generally delivered simultaneously. Valvoline is the principal to these contracts as the Company has control of the products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis.

The Company determines the point in time at which control is transferred and the performance obligation is satisfied by considering when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product, which generally coincides with the transfer of title and risk of loss to the customer and is typically determined based on delivery terms within the underlying contract.

While payment terms with customers vary by region and customer and are generally 30 to 60 days after delivery, Valvoline does not provide extended payment terms of a year or more.

Company-owned quick-lube operations

Performance obligations related to company-owned quick-lube operations primarily include the sale of engine and automotive maintenance products and related services. These performance obligations are distinct and are delivered simultaneously at a point in time. Accordingly, revenue from company-owned quick-lube operations is recognized when payment is tendered at the point of sale, which coincides with the completion of product and service delivery and the transfer of control and benefits from the performance obligations to the customer.

Franchised quick-lube operations

The primary performance obligations related to franchised quick-lube operations include product sales as described above and the license of intellectual property, which provides access to the Valvoline brand and proprietary information to operate service center stores over the term of a franchise agreement. Other franchise performance obligations do not result in material revenue. Each performance obligation is distinct, and franchisees generally receive and consume the benefits provided by the Company’s performance over the course of the franchise agreement, which typically ranges from 10 to 15 years. Billings and payments occur monthly.

In exchange for the license of Valvoline intellectual property, franchisees generally remit initial fees upon opening a service center store and royalties at a contractual rate of the applicable service center store sales over the term of the franchise agreement. The license provides access to the intellectual property over the term of the franchise agreement and is considered a right-to-access license of symbolic intellectual property as substantially all its utility is derived from association with the Company’s past and ongoing activities. The license granted to operate each franchised service center store is the predominant item to which the royalties relate and represent a distinct performance obligation which is recognized over time as the underlying sales occur as this is the most appropriate measure of progress toward complete satisfaction of the performance obligation.

Variable consideration

The Company only offers an assurance-type warranty with regard to the intended functionality of products sold, which therefore, does not represent a distinct performance obligation within the context of the contract. Product returns and refunds are generally not material and are not accepted unless the item is defective as manufactured. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration to which Valvoline expects to receive.

The nature of Valvoline’s contracts with customers often give rise to variable consideration consisting primarily of promotional rebates and customer pricing discounts based on achieving certain levels of sales activity that generally decrease the transaction price. The Company determines the transaction price as the amount of consideration it expects to be entitled to in exchange for fulfilling the performance obligations, including the effects of any variable consideration, or amounts payable to the customer when there is a basis to reasonably estimate the amount and it is probable there will not be a significant reversal. Variable consideration is recorded as a reduction of the transaction price at the time of sale and is primarily estimated utilizing the most likely amount method that is expected to be earned as the Company is able to estimate the anticipated discounts within a sufficiently narrow range of possible outcomes based on its extensive historical experience with certain customers, similar programs and management’s judgment with respect to estimating customer participation and performance levels. Variable consideration is reassessed at each reporting date and adjustments are made, when necessary.

Allocation of transaction price

In each contract with multiple performance obligations, Valvoline allocates the transaction price, including variable consideration, to each performance obligation on a relative standalone selling price basis, which is generally determined based on the directly observable data of the Company’s standalone sales of the performance obligations in similar circumstances to similar customers. In the absence of directly observable standalone prices, the Company may utilize prices charged by competitors selling similar products or use an expected cost-plus margin approach. The amount allocated to each performance obligation is recognized as revenue as control is transferred to the customer.

Contract balances

Valvoline invoices customers once or as performance obligations are satisfied, at which point payment becomes unconditional. As the majority of the Company’s performance obligations are satisfied at a point in time and customers typically do not make material payments in advance, nor does Valvoline have a right to consideration in advance of control transfer, the Company had no contract assets or contract liabilities recorded within its Condensed Consolidated Balance Sheet at adoption or as of December 31, 2018. The Company recognizes a receivable on its Condensed Consolidated Balance Sheet when the Company performs a service or transfers a product in advance of receiving consideration, and the Company’s right to consideration is unconditional and only the passage of time is required before payment of that consideration is due.

Practical expedients and accounting policies

Valvoline elected the following practical expedients and policy elections in accordance with the new revenue recognition accounting guidance adopted beginning in fiscal 2019:

•Significant financing component – The promised amount of consideration has not been adjusted as the Company does not have significant financing arrangements with its customers. The Company expects that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

•Incremental costs of obtaining a contract - The Company expenses incremental direct costs of obtaining a contract, primarily sales commissions, when incurred due to the short-term nature of individual contracts, which would result in amortization periods of one year or less. These costs are not material and are recorded in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income.

•Shipping and handling costs - Valvoline elected to account for shipping and handling activities that occur after the customer has obtained control as fulfillment activities (i.e., an expense) rather than as a performance obligation. Accordingly, amounts billed for shipping and handling are a component of the transaction price included in net sales, while costs incurred are included in cost of sales.

•Sales and use-based taxes - Valvoline excludes from its revenue any amounts collected from customers for sales (and similar) taxes. These amounts are, however, reflected in accrued expenses until remitted to the appropriate governmental authority.

•Disclosure of remaining performance obligations - The Company elected to apply the practical expedient to omit disclosures of remaining performance obligations for contracts which have an initial expected term of one year or less. In addition, the Company has elected to not disclose remaining performance obligations for its franchise agreements with variable consideration based on service center store sales.

NOTE 3 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of:

(In millions)	Fair Value Hierarchy	December 31 2018	September 30 2018
Cash and cash equivalents
Money market funds	Level 1	$6	$5
Time deposits	Level 2	25	22
Prepaid expenses and other current assets
Currency derivatives (a)	Level 2	1	1
Other noncurrent assets
Non-qualified trust funds	Level 1	23	25
Total assets at fair value		$55	$53

Accrued expenses and other liabilities
Currency derivatives (a)	Level 2	$—	$1
Total liabilities at fair value		$—	$1

(a) The Company had outstanding contracts with notional values of $69 million and $74 million as of December 31, 2018 and September 30, 2018, respectively.

There have been no changes in the nature of inputs or valuation approaches relative to the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis from those as of September 30, 2018. There were no material gains or losses recognized in earnings during the three months ended December 31, 2018 or 2017 related to these assets and liabilities.

Long-term debt

The fair values of the Company’s outstanding fixed rate senior notes shown in the table below are based on recent trading values, which are considered Level 2 inputs within the fair value hierarchy. Long-term debt is included in the Condensed Consolidated Balance Sheets at carrying value, rather than fair value, and is therefore excluded from the fair value table above. Carrying values shown in the following table are net of unamortized discounts and issuance costs.

	December 31, 2018			September 30, 2018
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$366	$370	$5	$376	$370	$5
2025 Notes	374	395	5	376	395	5
Total	$740	$765	$10	$752	$765	$10

Refer to Note 8 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

During the three months ended December 31, 2018, the Company acquired 35 service center stores for a total of $30 million. These acquisitions included 31 franchise service center stores, which were acquired from Oil Changers Inc. on October 31, 2018, and 4 former franchise service centers stores acquired in single and multi-store transactions. During the three months ended December 31, 2017, the Company acquired 56 former franchise service center stores for $60 million.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the three months ended December 31:

(In millions)	2018	2017
Inventories	$—	$1
Property, plant and equipment	1	1
Goodwill	21	36
Intangible assets (a)
Reacquired franchise rights	4	22
Customer relationships	3	—
Trademarks and trade names	1	—
Net assets acquired	$30	$60

(a)  Intangible assets acquired during the three months ended December 31, 2018 have a weighted average amortization period of 12 years.

The fair values above are preliminary for up to one year from the date of acquisition as they are subject to measurement period adjustments as new information is obtained about facts and circumstances that existed as of the acquisition date. The Company does not currently expect any material changes to the preliminary purchase price allocations for acquisitions completed during the last twelve months.

The incremental results of operations of the acquired stores, which were not material to the Company’s consolidated results, have been included in the condensed consolidated financial statements from the date of each acquisition, and accordingly, pro forma disclosure of financial information has not been presented.

NOTE 5 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable:

(In millions)	December 31 2018	September 30 2018
Trade	$320	$390
Other	20	26
Accounts receivable, gross	340	416
Allowance for doubtful accounts	(9)	(7)
Total accounts receivable, net	$331	$409

During the three months ended December 31, 2018, Valvoline sold $28 million of accounts receivable to a financial institution. Valvoline did not sell accounts receivable during the three months ended December 31, 2017.

NOTE 6 - INVENTORIES

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out method.

The following summarizes Valvoline’s inventories:

(In millions)	December 31 2018	September 30 2018
Finished products	$211	$189
Raw materials, supplies and work in process	33	30
Reserve for LIFO cost valuation	(41)	(40)
Excess and obsolete inventory reserves	(3)	(3)
Total inventories, net	$200	$176

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the three months ended December 31, 2018:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2018	$252	$89	$40	$381
Acquisitions (a)	21	—	—	21
Currency translation	(2)	—	—	(2)
Balance at December 31, 2018	$271	$89	$40	$400

(a) Refer to Note 4 for details regarding the acquisitions during the three months ended December 31, 2018.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of:

	December 31, 2018			September 30, 2018
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$30	$(3)	$27	$29	$(2)	$27
Reacquired franchise rights	36	(5)	31	32	(4)	28
Customer relationships	17	(3)	14	14	(3)	11
Other intangible assets	1	—	1	1	—	1
Total definite-lived intangible assets	$84	$(11)	$73	$76	$(9)	$67

NOTE 8 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	December 31 2018	September 30 2018
2025 Notes	$400	$400
2024 Notes	375	375
Term Loans	262	270
Revolver	164	147
Trade Receivables Facility	130	140
Other (a)	(10)	(10)
Total debt	$1,321	$1,322
Current portion of long-term debt	30	30
Long-term debt	$1,291	$1,292

(a) As of December 31, 2018 and September 30, 2018, other included $11 million of debt issuance costs and discounts and $1 million of debt primarily acquired through acquisitions.

Senior Notes

The Company’s outstanding fixed rate senior notes consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes”) and 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million issued in July 2016 (the “2024 Notes” and together with the 2025 Notes, the “Senior Notes”).

Senior Credit Agreement

As of December 31, 2018 and September 30, 2018, the $875 million term loan facility (“Term Loans”) under the senior credit agreement (“Senior Credit Agreement”) had outstanding principal balances of $262 million and $270 million, respectively. Consistent with the payment schedule, during the three months ended December 31, 2018, the Company made principal payments of $8 million on the Term Loans.

As of December 31, 2018 and September 30, 2018, there was $164 million and $147 million, respectively, outstanding under the $450 million revolving credit facility (“Revolver”) under the Senior Credit Agreement. During the three months ended December 31, 2018, Valvoline borrowed $57 million and made payments of $40 million on the Revolver. As of December 31, 2018, the total borrowing capacity remaining under the Revolver was $277 million due to a reduction of $9 million for letters of credit outstanding.

As of December 31, 2018, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility

As of December 31, 2018 and September 30, 2018, there was $130 million and $140 million, respectively, outstanding under the $175 million trade receivables securitization facility (“Trade Receivables Facility”). During the three months ended December 31, 2018, Valvoline made payments of $53 million and borrowed $43 million under the Trade Receivables Facility, using the proceeds to supplement the Company’s daily cash needs.

Based on the availability of eligible receivables, the total borrowing capacity remaining under the Trade Receivables Facility at December 31, 2018 was approximately $12 million. The financing subsidiary owned $222 million and $275 million of outstanding accounts receivable as of December 31, 2018 and September 30, 2018, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

NOTE 9 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended December 31, 2018 was $19 million, an effective tax rate of 26.4%, compared to expense of $94 million, an effective tax rate of 111.9%, for the three months ended December 31, 2017. The decrease in income tax expense and the effective tax rate was principally driven by the enactment of tax reform legislation in the U.S. in December 2017, which resulted in a net increase in income tax expense of approximately $68 million during the three months ended December 31, 2017 and a lower federal corporate statutory income tax rate of 21% in fiscal 2019 from the blended rate of 24.5% in the prior year.

The Company finalized its provisional estimates of the impacts of U.S. tax reform legislation, which resulted in no significant adjustments during the three months ended December 31, 2018.

NOTE 10 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income for the three months ended December 31:

			Other postretirement benefits
	Pension benefits
(In millions)	2018	2017	2018	2017
Interest cost	$20	$19	$1	$—
Expected return on plan assets	(20)	(26)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit income	$—	$(7)	$(2)	$(3)

NOTE 11 – LITIGATION, CLAIMS AND CONTINGENCIES

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

NOTE 12 - EARNINGS PER SHARE

The following summarizes basic and diluted earnings per share for the three months ended December 31:

(In millions, except per share data)	2018	2017
Numerator
Net income (loss)	$53	$(10)
Denominator
Weighted average common shares outstanding	188	202
Effect of potentially dilutive securities (a)	1	—
Weighted average diluted shares outstanding	189	202

Earnings (loss) per share
Basic	$0.28	$(0.05)
Diluted	$0.28	$(0.05)

(a) For the three months ended December 31, 2017, due to the net loss attributable to Valvoline common stockholders, potential common shares primarily related to stock-based compensation plans of approximately 1 million were excluded from the diluted share count because their effect would have been anti-dilutive.

NOTE 13 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•Quick Lubes - services the passenger car and light truck quick lube market in the United States and Canada through company-owned and independent franchised retail quick lube service stores, as well as Express Care stores where independent operators service vehicles with Valvoline products.

•Core North America - sells engine and automotive maintenance products in the United States and Canada to retailers, installers and heavy-duty customers to service vehicles and equipment.

•International - sells engine and automotive maintenance products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company’s resources. Sales and operating income are the primary U.S. GAAP measures evaluated in assessing each reportable segment’s financial performance. Operating income by segment includes the allocation of shared corporate costs, which are allocated consistently based on each segment’s proportional contribution to various financial measures. Intersegment sales are not material, and assets are not allocated and included in the assessment of segment performance; consequently, these items are not disclosed by segment herein.

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

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended December 31
	2018	2017
Sales
Quick Lubes	$189	$154
Core North America	232	251
International	136	140
Consolidated sales	$557	$545

Operating income
Quick Lubes	$38	$35
Core North America	31	43
International	18	19
Total operating segments	$87	$97
Unallocated and other (a)	—	(9)
Consolidated operating income	$87	$88

(a) Unallocated and other includes Legacy and separation-related expenses, net.

NOTE 14 - GUARANTOR FINANCIAL INFORMATION

The Senior Notes detailed in Note 8 are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the Senior Notes.

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

Condensed Consolidating Statements of Comprehensive Income
For the three months ended December 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$440	$132	$(15)	$557
Cost of sales	—	293	96	(15)	374
Gross profit	—	147	36	—	183

Selling, general and administrative expenses	3	81	21	—	105
Equity and other (income) expenses, net	—	(13)	4	—	(9)
Operating (loss) income	(3)	79	11	—	87
Net pension and other postretirement plan income	—	(2)	—	—	(2)
Net interest and other financing expenses	15	1	1	—	17
(Loss) income before income taxes	(18)	80	10	—	72
Income tax (benefit) expense	(5)	20	4	—	19
Equity in net income of subsidiaries	(66)	(6)	—	72	—
Net income	$53	$66	$6	$(72)	$53

Total comprehensive income	$47	$60	$2	$(62)	$47

Condensed Consolidating Statements of Comprehensive Income
For the three months ended December 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$422	$134	$(11)	$545
Cost of sales	—	263	98	(11)	350
Gross profit	—	159	36	—	195

Selling, general and administrative expenses	9	76	22	—	107
Legacy and separation-related expenses, net	1	8	—	—	9
Equity and other (income) expenses, net	—	(12)	3	—	(9)
Operating (loss) income	(10)	87	11	—	88
Net pension and other postretirement plan income	—	(10)	—	—	(10)
Net interest and other financing expenses	12	1	1	—	14
(Loss) income before income taxes	(22)	96	10	—	84
Income tax expense	21	70	3	—	94
Equity in net income of subsidiaries	(33)	(7)	—	40	—
Net (loss) income	$(10)	$33	$7	$(40)	$(10)

Total comprehensive (loss) income	$(11)	$32	$8	$(40)	$(11)

Condensed Consolidating Balance Sheets
As of December 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$21	$78	$—	$99
Accounts receivable, net	—	27	399	(95)	331
Inventories, net	—	117	83	—	200
Prepaid expenses and other current assets	—	33	5	—	38
Total current assets	—	198	565	(95)	668
Noncurrent assets
Property, plant and equipment, net	—	387	41	—	428
Goodwill and intangibles, net	—	401	72	—	473
Equity method investments	—	32	—	—	32
Investment in subsidiaries	832	468	—	(1,300)	—
Deferred income taxes	67	54	13	—	134
Other noncurrent assets	2	90	5	—	97
Total noncurrent assets	901	1,432	131	(1,300)	1,164
Total assets	$901	$1,630	$696	$(1,395)	$1,832

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$—	$—	$—	$30
Trade and other payables	3	188	56	(95)	152
Accrued expenses and other liabilities	17	156	25	—	198
Total current liabilities	50	344	81	(95)	380
Noncurrent liabilities
Long-term debt	1,160	1	130	—	1,291
Employee benefit obligations	—	313	17	—	330
Other noncurrent liabilities	34	140	—	—	174
Total noncurrent liabilities	1,194	454	147	—	1,795
Commitments and contingencies
Stockholders’ (deficit) equity	(343)	832	468	(1,300)	(343)
Total liabilities and stockholders’ deficit/equity	$901	$1,630	$696	$(1,395)	$1,832

Condensed Consolidating Balance Sheets
As of September 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$20	$76	$—	$96
Accounts receivable, net	—	48	480	(119)	409
Inventories, net	—	95	81	—	176
Prepaid expenses and other current assets	1	38	5	—	44
Total current assets	1	201	642	(119)	725
Noncurrent assets
Property, plant and equipment, net	—	384	36	—	420
Goodwill and intangibles, net	—	396	52	—	448
Equity method investments	—	31	—	—	31
Investment in subsidiaries	801	509	—	(1,310)	—
Deferred income taxes	62	63	13	—	138
Other noncurrent assets	2	85	5	—	92
Total noncurrent assets	865	1,468	106	(1,310)	1,129
Total assets	$866	$1,669	$748	$(1,429)	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$—	$—	$—	$30
Trade and other payables	3	241	53	(119)	178
Accrued expenses and other liabilities	7	168	28	—	203
Total current liabilities	40	409	81	(119)	411
Noncurrent liabilities
Long-term debt	1,151	1	140	—	1,292
Employee benefit obligations	—	317	16	—	333
Other noncurrent liabilities	33	141	2	—	176
Total noncurrent liabilities	1,184	459	158	—	1,801
Commitments and contingencies
Stockholders’ (deficit) equity	(358)	801	509	(1,310)	(358)
Total liabilities and stockholders’ deficit/equity	$866	$1,669	$748	$(1,429)	$1,854

Condensed Consolidating Statements of Cash Flows
For the three months ended December 31, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$13	$29	$43	$—	$85
Cash flows from investing activities
Additions to property, plant and equipment	—	(20)	(7)	—	(27)
Acquisitions, net of cash required	—	(8)	(22)	—	(30)
Other investing activities, net	—	1	—	—	1
Cash flows used in investing activities	—	(27)	(29)	—	(56)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	57	—	43	—	100
Repayments on borrowings	(48)	—	(53)	—	(101)
Payments for purchase of additional ownership in subsidiary	—	—	(1)	—	(1)
Cash dividends paid	(20)	—	—	—	(20)
Other financing activities	(2)	(1)	—	—	(3)
Cash flows used in financing activities	(13)	(1)	(11)	—	(25)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	1	2	—	3
Cash and cash equivalents - beginning of year	—	20	76	—	96
Cash and cash equivalents - end of period	$—	$21	$78	$—	$99

Condensed Consolidating Statements of Cash Flows
For the three months ended December 31, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(2)	$52	$(30)	$—	$20
Cash flows from investing activities
Additions to property, plant and equipment	—	(13)	(1)	—	(14)
Acquisitions, net of cash required	—	(60)	—	—	(60)
Return of advance from subsidiary	60	—	—	(60)	—
Cash flows provided by (used in) investing activities	60	(73)	(1)	(60)	(74)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	—	—	44	—	44
Repayments on borrowings	(4)	—	—	—	(4)
Repurchases of common stock	(37)	—	—	—	(37)
Payments for purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(15)	—	—	—	(15)
Other financing activities	(2)	—	(2)	—	(4)
Other intercompany activity, net	—	(60)	—	60	—
Total cash (used in) provided by financing activities	(58)	(60)	27	60	(31)
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Decrease in cash and cash equivalents	—	(81)	(5)	—	(86)
Cash and cash equivalents - beginning of year	—	99	102	—	201
Cash and cash equivalents - end of period	$—	$18	$97	$—	$115

NOTE 15 – SUBSEQUENT EVENTS

Dividend declared

On January 30, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.106 per share of Valvoline common stock. The dividend is payable on March 15, 2019 to shareholders of record on March 1, 2019.

Restructuring program

On February 6, 2019, the Company announced a voluntary separation program (“VSP”) offered to certain U.S. employees to elect voluntary termination of their employment with Valvoline. In connection with the VSP, the Company expects to record pre-tax expense of approximately $12 million to $17 million.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical facts, including estimates, projections, statements related to the Company’s business plans and operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in Valvoline’s most recently filed periodic reports on Forms 10-K and 10-Q. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

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
In the United States and Canada, Valvoline’s products and services are sold through more than 1,300 Valvoline branded franchised and company-owned stores, to retailers with over 30,000 retail outlets, and to installer customers with over 12,000 locations. Valvoline also has a strong international presence with products sold in approximately 140 countries.
Valvoline has three reportable segments: Quick Lubes, Core North America, and International, with certain corporate and non-operational items included in Unallocated and Other to reconcile to consolidated results.

BUSINESS STRATEGY
To deliver on Valvoline’s key business and growth strategies in fiscal 2019, the Company is focused on:

•Accelerating Quick Lube unit growth through organic service center expansion and opportunistic acquisitions, while enhancing service center store-level performance;

•Improving execution and continuing to focus investment in key emerging markets where demand is growing;

•Strengthening and expanding Valvoline's existing business by improving distribution channels and increasing penetration of Valvoline's full product portfolio;

•Broadening electric vehicle ("EV") capabilities by developing relationships with original equipment manufacturers and leveraging innovation in the development of future EV products and light services in direct and adjacent markets; and

•Investing in talent and technology to develop Valvoline's global hands-on expert capabilities and culture to drive speed and efficiency in both customer-facing and back-office critical processes.

FIRST FISCAL QUARTER 2019 OVERVIEW

The following were the significant events for the first fiscal quarter of 2019, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Growth in both sales and earnings in Quick Lubes were driven by organic system-wide same-store sales growth of 9.8% compared to the prior year period and the addition of 59 net new stores during the quarter through new store openings and acquisitions, including the Company's second international acquisition in Canada of 31 franchised service center stores.

•Declines in both sales and earnings in Core North America compared to the prior year period were attributed to competitive pressure leading to weaker performance in the retail customer channel, which drove decreased volume and earnings.

•International segment earnings were flat compared to the prior year period as lower volumes and unfavorable currency movements were offset by lower operating expenses and a subsidy received for operating in a free trade zone.

•Valvoline returned value to its shareholders during the quarter by increasing its quarterly dividend 42% from fiscal 2018 to $0.106 per share.

Use of Non-GAAP Measures

To aid in the understanding of Valvoline’s ongoing business performance, certain items within this document are presented on an adjusted, non-GAAP basis. These non-GAAP measures are not defined within U.S. GAAP and do not purport to be alternatives to net income/loss or cash flows from operating activities as measures of operating performance or cash flows. The following are the non-GAAP measures management has included and how management defines them:

•EBITDA, which management defines as net income/loss, plus income tax expense/benefit, net interest and other financing expenses, and depreciation and amortization;

•Adjusted EBITDA, which management defines as EBITDA adjusted for key items, as further described below, and net pension and other postretirement plan income; and

•Free cash flow, which management defines as operating cash flows less capital expenditures and certain other adjustments as applicable.

These measures are not prepared in accordance with U.S. GAAP and management believes the use of non-GAAP measures assists investors in understanding the ongoing operating performance of Valvoline’s business by presenting comparable financial results between periods. The non-GAAP information provided is used by Valvoline’s management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA, Adjusted EBITDA and free cash flow. EBITDA, Adjusted EBITDA, and free cash flow provide a supplemental presentation of Valvoline’s operating performance. For a reconciliation of non-GAAP measures, refer to the “Results of Operations” and “Financial Position, Liquidity and Capital Resources” sections below.

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

Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Adjusted EBITDA excludes the impact of the following:

•Key items - Key items consist of income or expenses associated with certain unusual, infrequent or non-operational income or expenses not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods. Key items may consist of adjustments related to: the impairment of an equity investment; legacy businesses, including the separation from Ashland and associated impacts of related indemnities; significant acquisitions or dispositions, restructuring-related matters, and other matters that are non-operational or unusual in nature. Key items are considered by management to be outside the comparable operational performance of the business and are also often related to legacy matters or market-driven events that are not directly related to the underlying business and do not have an immediate, corresponding impact on the Company’s ongoing performance. Details with respect to the composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

•Net pension and other postretirement plan income - Net pension and other postretirement plan income includes several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost/credit. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global financial markets (in particular, interest rates) and are outside the operational performance of the business and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA will continue to include pension and other postretirement service costs related to current employee service as well as the costs of other benefits provided to employees for current service.

Management uses free cash flow as an additional non-GAAP metric of cash flow generation. By including capital expenditures and certain other adjustments as applicable, management is able to provide an indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

Valvoline’s results of operations are presented based on Valvoline’s management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, Valvoline’s financial results, EBITDA, Adjusted EBITDA and free cash flow are not necessarily comparable with similar information for other comparable companies. EBITDA, Adjusted EBITDA and free cash flow each have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income and cash flows from operating activities as determined in accordance with U.S. GAAP. Because of these limitations, net income and cash flows from operating activities should primarily be relied upon as determined in accordance with U.S. GAAP, and EBITDA, Adjusted EBITDA, and free cash flow should only be used as supplements. In evaluating EBITDA, Adjusted EBITDA, and free cash flow, one should be aware that in the future Valvoline may incur expenses/income similar to those for which adjustments are made in calculating EBITDA, Adjusted EBITDA, and free cash flow. Valvoline’s presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as a basis to infer that Valvoline’s future results will be unaffected by unusual or nonrecurring items.

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations for the three months ended December 31:

	2018		2017
(In millions)		% of Sales		% of Sales
Sales	$557	100.0%	$545	100.0%
Gross profit	$183	32.9%	$195	35.8%
Net operating expenses	$96	17.2%	$107	19.6%
Operating income	$87	15.6%	$88	16.1%
Net income	$53	9.5%	$(10)	(1.8)%

Sales

Sales for the three months ended December 31, 2018 increased $12 million, or 2%, compared to the three months ended December 31, 2017. The following table provides a reconciliation of the changes:

Year over year change
(In millions)	Three months ended December 31, 2018
Pricing	$17
Revenue recognition adjustments	15
Volume	(15)
Product mix	(1)
Currency exchange	(6)
Acquisitions	2
Change in sales	$12

Key drivers of the increase in sales for the three months ended December 31, 2018 compared to the prior year period were higher product pricing and the impact related to the adoption of new revenue recognition guidance, partially offset by a decrease in volumes, primarily within Core North America branded retail channel sales, and unfavorable currency exchange. During the first quarter of fiscal 2019, lubricant gallons sold decreased 4% to 42.0 million.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Gross profit

Gross profit decreased $12 million, or 6% for the three months ended December 31, 2018 compared to the prior year period. The table below provides a reconciliation of the changes:

Year over year change
(In millions)	Three months ended December 31, 2018
Volume and mix	$(14)
Acquisitions	2
Currency exchange	(2)
Price and cost	2
Change in gross profit	$(12)

The decline in gross profit was primarily due to lower branded volumes within the Core North America retail channel and unfavorable currency exchange, partially offset by the acquisitions of Quick Lubes service center stores and favorable lag between price and cost.

Gross profit margin was 32.9% for the three months ended December 31, 2018 compared to 35.8% for the three months ended December 31, 2017. The decrease in gross profit margin was largely due to a higher proportion of lower margin sales related to the decreased branded volumes within Core North America’s retail channel. Additionally, gross profit margin was impacted unfavorably by certain reclassifications related to the adoption of new revenue recognition guidance and the dilutive effect of the pass through of higher raw material costs.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Net operating expenses

The table below provides details of the components of net operating expenses during the three months ended December 31:

	2018		2017
(In millions)		% of Sales		% of Sales
Selling, general and administrative expenses	$105	18.8%	$107	19.6%
Legacy and separation-related expenses, net	—	—%	9	1.7%
Equity and other income, net	(9)	(1.6)%	(9)	(1.7)%
Net operating expenses	$96	17.2%	$107	19.6%

Selling, general and administrative expenses decreased $2 million from the prior year period. This is primarily due to certain reclassifications related to the adoption of new revenue recognition guidance in fiscal 2019. In addition, compensation-related expenses declined approximately $3 million, but were offset by less significant increases in a combination of other costs, including those from acquisitions, depreciation and amortization, and unfavorable currency exchange.

Legacy and separation-related expenses, net decreased $9 million due to costs that were incurred in the prior year period that did not recur in the current year. In the first fiscal quarter of 2018, Valvoline recognized $2 million of separation costs and $7 million of expense to adjust indemnities payable to Ashland under the Tax Matters Agreement as a result of U.S. tax reform legislation that was enacted in fiscal 2018.

Equity and other income was flat for the three months ended December 31, 2018 compared to the prior year period. Declines in equity and royalty income related to lower volumes from unconsolidated subsidiaries in the current year quarter offset the benefit from a subsidy received for operating in a free trade zone.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three months ended December 31, 2018 decreased $8 million from the prior year period due to pension de-risking actions the Company began taking in fiscal 2017 to shift the U.S. qualified plan’s target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations, which resulted in a lower expected return on plan assets and decrease in related recurring non-service income.

Net interest and other financing expense

Net interest and other financing expense increased by $3 million during the three months ended December 31, 2018 compared to the prior year period. The increase is generally attributed to higher net borrowings under the trade receivables securitization and revolving credit facilities since the prior year period, which resulted in increased outstanding debt at December 31, 2018 compared to the prior year.

Income tax expense

Income tax expense for the three months ended December 31, 2018 was $19 million, an effective tax rate of 26.4%, compared to expense of $94 million, an effective tax rate of 111.9%, for the three months ended December 31, 2017. The decrease in income tax expense and the effective tax rate was principally driven by the enactment of tax reform legislation in the U.S. in December 2017, which resulted in a net increase in income tax expense of approximately $68 million during the three months ended December 31, 2017 and a lower federal corporate statutory income tax rate of 21% in fiscal 2019 from the blended rate of 24.5% in the prior year.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended December 31:

(In millions)	2018	2017
Net income (loss)	$53	$(10)
Income tax expense	19	94
Net interest and other financing expenses	17	14
Depreciation and amortization	14	11
EBITDA	103	109
Net pension and other postretirement plan income	(2)	(10)
Legacy and separation-related expenses, net	—	9
Adjusted EBITDA (a)	$101	$108

(a) Net pension and other postretirement plan income includes remeasurement gains and losses, when applicable, and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 10 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

The decrease in Adjusted EBITDA of $7 million for the three months ended December 31, 2018 was primarily due to weaker volumes in Core North America’s retail channel partially offset by the performance of the Quick Lubes reportable segment.

Reportable segment review
Valvoline’s business is managed within the following three reportable segments:
•Quick Lubes - services the passenger car and light truck quick lube market in the United States and Canada through company-owned and independent franchised retail quick lube service center stores, as well as Express Care stores where independent operators service vehicles with Valvoline products.
•Core North America - sells engine and automotive maintenance products in the United States and Canada to retailers, installers and heavy-duty customers to service vehicles and equipment.
•International - sells engine and automotive maintenance products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

Valvoline’s reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as net pension and other postretirement plan income, interest expense or income tax expense. Operating income by segment includes the allocation of shared corporate costs, which are allocated consistently based on each segment’s proportional contribution to various financial measures. Valvoline does not allocate certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. These matters are attributed to Unallocated and other. Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies.

The following table presents sales, operating income and statistical operating information by reportable segment for the three months ended December 31:

(In millions)	2018	2017
Sales
Quick Lubes	$189	$154
Core North America	232	251
International	136	140
Consolidated sales	$557	$545

Operating income
Quick Lubes	$38	$35
Core North America	31	43
International	18	19
Total operating segments	87	97
Unallocated and other	—	(9)
Consolidated operating income	$87	$88

Depreciation and amortization
Quick Lubes	$8	$6
Core North America	4	4
International	2	1
Consolidated depreciation and amortization	$14	$11

Operating information
Quick Lubes
Lubricant sales gallons	6.5	5.7
Premium lubricants (percent of U.S. branded volumes)	63.7%	61.5%
Gross profit as a percent of sales (a)	38.4%	40.4%
Core North America
Lubricant sales gallons	21.7	23.8
Premium lubricants (percent of U.S. branded volumes)	49.8%	47.8%
Gross profit as a percent of sales (a)	31.7%	37.7%
International
Lubricant sales gallons (b)	13.8	14.3
Lubricant sales gallons, including unconsolidated joint ventures	24.2	25.1
Premium lubricants (percent of lubricant volumes)	28.5%	27.7%
Gross profit as a percent of sales (a)	27.2%	28.2%

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

	Company-owned
	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Beginning of period	462	451	445	442	384
Opened	5	11	4	—	2
Acquired	—	—	1	2	—
Net conversions between company-owned and franchised	4	—	1	1	56
Closed	—	—	—	—	—
End of period	471	462	451	445	442

	Franchised
	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Beginning of period	780	703	696	697	743
Opened	24	5	10	2	11
Acquired	31	73	—	—	—
Net conversions between company-owned and franchised	(4)	—	(1)	(1)	(56)
Closed	(1)	(1)	(2)	(2)	(1)
End of period	830	780	703	696	697

Total stores	1,301	1,242	1,154	1,141	1,139

The year over year change resulted in 162 net new company-owned and franchised stores as a result of 55 net openings and 107 acquired stores. Service center store growth was primarily related to the Company’s expansion into Canada with the acquisition of franchised service center stores from Great Canadian Oil Change and Oil Changers, as well as new company-owned service center store openings and franchisee expansion in key markets.

	Three months ended
	December 31
	2018	2017
Same-store sales growth** - Company-owned	9.9%	8.2%
Same-store sales growth** - Franchised*	9.8%	7.7%
Same-store sales growth** - Combined*	9.8%	7.9%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

Quick Lubes sales increased $35 million, or 23%, to $189 million during the current quarter compared to the prior year quarter. Volume growth increased sales by $12 million due to the increase in transactions and lubricant gallons sold, primarily attributed to the Company's marketing efforts and effective service delivery. Implemented pricing actions and premium mix improvement led to higher average ticket, increasing sales by $9 million. The impact of the adoption of new revenue recognition guidance increased sales by $8 million and acquisitions added $6 million from the prior year.

Gross profit increased approximately $10 million for the three months ended December 31, 2018 compared to the prior year period. Favorable pricing in excess of costs increased gross profit by $5 million, while acquisitions increased gross profit by $3 million, and increases in volume and improved premium mix combined to increase gross profit by $2 million. Gross profit margin decreased 2% to 38.4% during the three months ended December 31, 2018 compared to the prior period primarily as a result of the reclassification of certain costs in connection with adoption of the new revenue recognition guidance.

Selling, general and administrative expenses, which include the allocation of shared costs, increased approximately $8 million during the three months ended December 31, 2018 compared to the prior year period. The increase was primarily a result of the higher allocation of shared infrastructure costs of $2 million, increased operating costs of approximately $2 million, including those associated with acquisitions, as well as $2 million of increased advertising costs related to the Company's prior arrangement with a marketing agency that had an unexpected closure.

Core North America

Core North America sales decreased $19 million, or 8%, to $232 million during the current quarter compared to the prior year quarter. Volume declines decreased sales by approximately $26 million and were driven by lower branded volumes in the segment’s retail channel resulting from the ongoing weakness in the retail automotive lubricant market that compounded the impact of consumer price sensitivity and continuing competitive challenges, including increased competitive promotional activity and changes in retailer promotional and merchandising tactics. Also impacting the decline in volumes and sales, but to a lesser extent, was the shift of Great Canadian Oil Change product sales from the segment's installer channel to the Quick Lubes reportable segment, which reduced Core North America sales by $4 million. Partially offsetting these declines were price increases of $4 million, as well as a $7 million increase in sales related to the adoption of new revenue recognition guidance.

Gross profit decreased approximately $20 million for the three months ended December 31, 2018 compared to the prior year period, of which $15 million was a result of the volume declines and unfavorable product and channel mix described above. The remaining decline in gross profit related to a combination of factors, including the shift of margin from Great Canadian Oil Change product sales, certain costs in excess of pricing, and costs associated with the timing of promotional expenses. Gross profit margin decreased 6% to 31.7% during the three months ended December 31, 2018 compared to the prior year period and primarily was the result of the decline in branded volumes in the retail channel, the dilutive impact of passing through cost increases on margin rate, as well as the reclassification of certain costs in connection with adoption of the new revenue recognition guidance.

Selling, general and administrative expenses, which includes the allocation of shared costs, decreased approximately $8 million for the three months ended December 31, 2018 compared to the prior year period. The decreases were a result of lower allocated indirect corporate costs and operating expenses of $6 million, as well as reclassifications of $2 million related to the adoption of new revenue recognition guidance in fiscal 2019.

International

International sales decreased $4 million, or 3%, to $136 million during the current quarter compared to the prior year quarter. The decline in sales was largely attributed to lower volumes, which lowered sales by $5 million. Volume increases in EMEA were more than offset by declines across most other regions, including the emerging markets, which are generally considered to be attributed to slower economies in these markets. Lower volumes were also partly related to the sale of inventory in the prior year to affect the shift to a licensee sales model in the Latin American region. In addition, unfavorable currency exchange reduced sales by $6 million. These reductions were partially offset by favorable pricing and improvements in premium mix, increasing sales by $7 million.

Gross profit decreased approximately $2 million for the three months ended December 31, 2018 compared to the prior year period as a result of unfavorable currency exchange and lower volumes. Gross profit margin decreased 1% to 27.2% during the three months ended December 31, 2018 compared to the prior year period.

Selling, general and administrative expenses, which include the allocation of shared costs, decreased $2 million for the three months ended December 31, 2018 compared to the prior year period. The decrease was primarily related to lower operational expenses and currency exchange. Equity and other income was flat in comparison to the prior year due to declines in equity and royalty income associated with lower volumes from unconsolidated subsidiaries, which offset the benefit from a subsidy received for operating in a free trade zone.

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

As of December 31, 2018, the Company had $99 million in Cash and cash equivalents, of which approximately $76 million was held by Valvoline’s non-U.S. subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. As a result of U.S. tax reform legislation, which provides the opportunity to mobilize cash with lower tax consequences, the Company does not indefinitely reinvest non-U.S. current and undistributed earnings. Withholding taxes are provided for within the income tax provision in the same period such earnings are generated. Certain other outside basis differences restricted by regulations, operational or investing needs for non-U.S. subsidiaries remain indefinitely reinvested.

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31, 2018 and 2017:

	Three months ended December 31

(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$85	$20
Investing activities	(56)	(74)
Financing activities	(25)	(31)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(1)
Increase (decrease) in cash and cash equivalents	$3	$(86)

Operating activities

The increase in cash flows provided by operating activities for the three months ended December 31, 2018 compared to the prior year period was primarily due to a favorable changes in working capital, which generally related to the timing of certain cash receipts and payments period over period, and included $28 million in sales of certain customer accounts receivable, as well as the mix shift to a higher proportion of Quick Lubes retail sales.

Investing activities

The decrease in cash flows used in investing activities for the three months ended December 31, 2018 compared to the prior year was primarily due to lower cash consideration for acquisitions of $30 million, partially offset by a moderate increase in capital expenditures due to planned investments in company-owned quick-lube new store openings and the Company’s first blending and packaging plant in China. During the three months ended December 31, 2018, the Company acquired 31 franchise service center stores and 4 former franchise service center stores in single and multi-store transactions, while during the three months ended December 31, 2017, the Company acquired 56 former franchise service center stores in a multi-store transaction.

Financing activities

The decrease in cash flows used in financing activities for the three months ended December 31, 2018 compared to the prior year period was primarily driven by decreased share repurchase activity of $37 million and lower payments of $14 million related to the purchase of the remaining ownership interest in a consolidated subsidiary, which were partially offset by lower net proceeds from borrowings of $41 million and higher dividend payments of $5 million due to the increase in the quarterly dividend in fiscal 2019.

Free cash flow and other liquidity information

The following table sets forth free cash flow and reconciles cash flows from operating activities to free cash flow. As previously noted, free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. Refer to the “Use of Non-GAAP Measures” section previously included in this Item 2 for additional information.

	Three months ended December 31
(In millions)	2018	2017
Cash flows provided by operating activities	$85	$20
Additions to property, plant and equipment	(27)	(14)
Free cash flow	$58	$6

As of December 31, 2018, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $318 million compared to $344 million as of September 30, 2018. Liquid assets (cash, cash equivalents, and accounts receivable) were 113% of current liabilities as of December 31, 2018 and 123% at September 30, 2018. The decrease in working capital is primarily related to lower accounts receivable due to the decline in revenues within the Core North America retail channel, the shift in revenues to Quick Lubes retail sales, as well as the increased sales of certain customer accounts receivable. This decrease was partially offset by an increase in inventories primarily driven by lower retail channel sales and a decrease in trade and other payables attributed to the timing of payments.

Debt

As of December 31, 2018 and September 30, 2018, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.3 billion comprised of loans and revolving facilities. Approximately 58% of Valvoline’s outstanding borrowings as of December 31, 2018 had fixed rates, with the remainder bearing variable interest rates.

In aggregate, during the three months ended December 31, 2018, Valvoline borrowed $100 million against and repaid $93 million to its revolving facilities, with an additional $8 million paid to its term loan facility.

As of December 31, 2018, Valvoline was in compliance with all covenants of its debt obligations and had $289 million of remaining borrowing capacity under its revolving facilities.

Dividend payments

During the three months ended December 31, 2018, the Company paid $20 million of cash dividends for $0.106 per common share. On January 30, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.106 per share on Valvoline common stock, which is payable on March 15, 2019 to shareholders of record on March 1, 2019. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Fiscal 2019 restructuring program

On February 6, 2019, the Company outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and ensure that the organization’s structure and resources are focused on key growth initiatives. The program is projected to generate annualized pre-tax savings of approximately $40 million to $50 million with modest benefits expected this fiscal year. The majority of the savings will begin in fiscal 2020 with the full run-rate savings expected to be achieved by the end of that year.

As part of this program, the Company announced a VSP offered to certain U.S. employees to elect voluntary termination of their employment with Valvoline. In connection with the VSP, the Company expects to record pre-tax expense of approximately $12 million to $17 million.

Off-balance sheet arrangements and contractual obligations

Other than the matters disclosed in this Quarterly Report on Form 10-Q and in the ordinary course of business since the end of fiscal 2018, there have been no material changes in the Company’s contractual obligations.

Summary

As of December 31, 2018, cash and cash equivalents totaled $99 million and total debt was $1.3 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in the industry and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2018. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. The Company’s total remaining borrowing capacity was $289 million as of December 31, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. As described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the Company adopted various new accounting pronouncements effective October 1, 2018, most notably, the new revenue recognition accounting guidance. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for further discussion related to the new revenue recognition accounting policies.

Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined that, other than the new revenue recognition accounting policies, there were no other changes to critical accounting policies and estimates in the three months ended December 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2018.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Many of these legal matters involve complex issues of law and fact and may proceed for protracted periods of time. The Company’s legal proceedings are reviewed on an ongoing basis to establish liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable and to provide disclosure of matters for which management believes a material loss is at least reasonably possible. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. As disclosed within the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable.

Although the ultimate resolution of these matters cannot be predicted with certainty and there can be no assurances that the actual amounts required to satisfy liabilities from these matters will not exceed the amounts reflected in the condensed consolidated financial statements, based on information available at this time and taking into account established accruals for estimated liabilities, it is the opinion of management that such pending claims or proceedings are not reasonably likely to have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended December 31, 2018 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of December 31, 2018, $75 million remained available for share repurchases under this authorization.

Share repurchase activity during the three months ended December 31, 2018 was as follows:

Monthly period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2018 - October 31, 2018	—	$—	—	$75
November 1, 2018 - November 30, 2018	13,882	$20.41	—	$75
December 1, 2018 - December 31, 2018	—	$—	—	$75
Total	13,882	$20.41	—

(1) Total number of shares purchased includes shares withheld from vested restricted stock awards to satisfy withholding taxes.

ITEM 6.  EXHIBITS

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**
Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

February 7, 2019	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer