Form 10-Q
period 2019-03-31
VALVOLINE INC
filed 2019-05-02
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	VVV	New York Stock Exchange

At April 30, 2019, there were 188,193,774 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share data - unaudited)	2019	2018	2019	2018
Sales	$591	$569	$1,148	$1,114
Cost of sales	388	362	762	712
Gross profit	203	207	386	402

Selling, general and administrative expenses	113	111	218	218
Legacy and separation-related expenses, net	3	8	3	17
Equity and other income, net	(9)	(12)	(18)	(21)
Operating income	96	100	183	188
Net pension and other postretirement plan income	(3)	(10)	(5)	(20)
Net interest and other financing expenses	19	16	36	30
Income before income taxes	80	94	152	178
Income tax expense	17	27	36	121
Net income	$63	$67	$116	$57

NET INCOME PER SHARE
Basic	$0.33	$0.33	$0.61	$0.28
Diluted	$0.33	$0.33	$0.61	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	189	200	189	201
Diluted	189	200	189	202

COMPREHENSIVE INCOME
Net income	$63	$67	$116	$57
Other comprehensive (loss) income, net of tax
Currency translation adjustments	2	3	(2)	4
Amortization of pension and other postretirement plan prior service credit	(2)	(2)	(4)	(4)
Other comprehensive income (loss)	—	1	(6)	—
Comprehensive income	$63	$68	$110	$57

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2019	September 30 2018
Assets
Current assets
Cash and cash equivalents	$114	$96
Accounts receivable, net	368	409
Inventories, net	192	176
Prepaid expenses and other current assets	59	44
Total current assets	733	725
Noncurrent assets
Property, plant and equipment, net	441	420
Goodwill and intangibles, net	478	448
Equity method investments	34	31
Deferred income taxes	125	138
Other noncurrent assets	103	92
Total noncurrent assets	1,181	1,129
Total assets	$1,914	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$30
Trade and other payables	154	178
Accrued expenses and other liabilities	206	203
Total current liabilities	390	411
Noncurrent liabilities
Long-term debt	1,318	1,292
Employee benefit obligations	325	333
Other noncurrent liabilities	179	176
Total noncurrent liabilities	1,822	1,801
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 188 shares issued and outstanding at March 31, 2019 and September 30, 2018	2	2
Paid-in capital	10	7
Retained deficit	(336)	(399)
Accumulated other comprehensive income	26	32
Total stockholders’ deficit	(298)	(358)
Total liabilities and stockholders’ deficit	$1,914	$1,854

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Six months ended March 31, 2019
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2018	188	$2	$7	$(399)	$32	$(358)
Net income	—	—	—	53	—	53
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	1	—	—	1
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	(13)
Currency translation adjustments	—	—	—	—	(4)	(4)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2018	188	$2	$8	$(379)	$26	$(343)
Net income	—	—	—	63	—	63
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	2	—	—	2
Currency translation adjustments	—	—	—	—	2	2
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2019	188	$2	$10	$(336)	$26	$(298)

	Six months ended March 31, 2018
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2017	203	$2	$5	$(167)	$43	$(117)
Net loss	—	—	—	(10)	—	(10)
Dividends paid, $0.0745 per common share	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2	—	—	2
Repurchase of common stock	(2)	—	—	(39)	—	(39)
Purchase of remaining ownership interest in subsidiary	—	—	(7)	(7)	—	(14)
Currency translation adjustments	—	—	—	—	1	1
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2017	201	$2	$—	$(238)	$42	$(194)
Net income	—	—	—	67	—	67
Dividends paid, $0.0745 per common share	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	3	(1)	—	2
Repurchase of common stock	(4)	—	—	(87)	—	(87)
Currency translation adjustments	—	—	—	—	3	3
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2018	197	$2	$3	$(274)	$43	$(226)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2019	2018
Cash flows from operating activities
Net income	$116	$57
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	28	25
Debt issuance cost and discount amortization	1	1
Deferred income taxes	—	65
Equity income from unconsolidated affiliates, net of distributions	(2)	(4)
Pension contributions	(2)	(9)
Stock-based compensation expense	5	7
Other operating activities, net	—	(3)
Change in assets and liabilities (a)
Accounts receivable	7	(50)
Inventories	(4)	(16)
Payables and accrued liabilities	(13)	2
Other assets and liabilities	(2)	33
Total cash provided by operating activities	134	108
Cash flows from investing activities
Additions to property, plant and equipment	(48)	(30)
Acquisitions, net of cash acquired	(35)	(67)
Other investing activities, net	(2)	6
Total cash used in investing activities	(85)	(91)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	162	95
Repayments on borrowings	(137)	(15)
Repurchases of common stock	—	(123)
Payments for purchase of additional ownership in subsidiary	(1)	(15)
Cash dividends paid	(40)	(30)
Other financing activities	(4)	(5)
Total cash used in financing activities	(20)	(93)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	2
Increase (decrease) in cash, cash equivalents, and restricted cash	29	(74)
Cash, cash equivalents, and restricted cash - beginning of period	96	201
Cash, cash equivalents, and restricted cash - end of period	$125	$127

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

Recently adopted

In the first fiscal quarter of 2019, Valvoline adopted the following:

•In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance, which established a single comprehensive model for entities to use in accounting for revenue from contracts with customers and superseded most industry-specific revenue recognition guidance. This new guidance introduced a five-step model for revenue recognition focused on the transfer of control, as opposed to the transfer of risk and rewards under prior guidance. Valvoline adopted this new revenue recognition guidance on October 1, 2018 using the modified retrospective method applied to those contracts that were not completed at the date of adoption. Under this method, the new revenue recognition guidance has been applied prospectively from the date of adoption, while prior period financial statements continue to be reported in accordance with the previous guidance. The cumulative effect of the changes at adoption was recognized through an increase to opening retained deficit of $13 million, net of tax, related to the timing of certain sales to distributors. Revenue transactions recorded under the new guidance are substantially consistent with the treatment under prior guidance, and the impact of adoption was not material to the condensed consolidated financial statements as of and for the three and six months ended March 31, 2019 and is not expected to be material on an ongoing basis. As part of the adoption, Valvoline modified certain control procedures and processes, none of which had a material effect on the Company's internal control over financial reporting. Refer to Note 2 for additional information regarding Valvoline's updated accounting policy for revenue from contracts with customers and adoption of this new guidance.

•In August 2016, the FASB issued new accounting guidance regarding the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted the accounting guidance on October 1, 2018 using a retrospective approach and made an accounting policy election to classify distributions received from equity method investments based on the nature of the activities of the investee that generated the distribution, which is consistent with the Company's previous classification as cash flows from operating activities. The other cash flow classification matters addressed in this guidance were either not relevant or material to Valvoline's activities. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Statements of Cash Flows.

•In November 2016, the FASB issued new accounting guidance, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Valvoline adopted this guidance retrospectively on October 1, 2018. The application of this guidance did not have a material impact on the Condensed Consolidated Statements of Cash Flows, nor did it require retrospective adjustment to the prior period financial statements as Valvoline did not have restricted cash or restricted cash equivalents in the prior periods presented. As of March 31, 2019, Valvoline had $11 million of deposits held with a financial institution restricted for use in completing an acquisition, which was classified in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. This restricted cash has been included within the end-of-period total amounts shown within the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2019.

•In January 2017, the FASB issued new accounting guidance, which clarifies the definition of a business used across several areas of accounting, including the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business combination. The new guidance clarifies that to be a business there must also be at least one substantive process, and it narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. Valvoline adopted this guidance on October 1, 2018 with prospective application. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

•In May 2017, the FASB issued accounting guidance that amended the scope of modification accounting for share-based payment awards. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. Valvoline adopted this guidance prospectively on October 1, 2018, and the Company did have certain modifications of share-based awards in connection with the restructuring activities described in Note 8; however, the modifications and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Issued but not yet adopted

In February 2016, the FASB issued new accounting guidance, which outlines a comprehensive lease accounting model that requires lessees to recognize a right-of-use asset and a corresponding lease liability on the balance sheet. The lease liability will be measured at the present value of future lease payments, and the right-of-use asset will be measured at the lease liability amount, adjusted for prepaid lease payments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). Lease expense will be recognized similar to current accounting guidance with operating leases resulting in straight-line expense and finance leases resulting in accelerated expense recognition similar to the existing accounting for capital leases.

This new guidance is expected to be adopted with election of the optional transition approach through recognition of the cumulative effect as an adjustment to retained deficit at adoption on October 1, 2019 without retrospective application to prior period financial statements. While the Company is finalizing its determinations, Valvoline expects to elect certain practical expedients permitted by the new guidance, including the package of practical expedients that allows for previous accounting conclusions regarding lease identification and classification to be carried forward for leases which commence prior to adoption, as well as the practical expedient to not separate lease and non-lease components and account for them as a single lease component. However, the Company does not currently expect to elect the hindsight or short-term lease practical expedients.

The Company has begun its assessment and implementation, including finalizing the identification and assessment of all forms of its leases, implementing an enterprise-wide lease management system, and evaluating additional changes to business processes and internal controls to ensure the reporting and disclosure requirements of the new guidance are met. At this time, the Company cannot estimate the specific quantitative impact of adopting this new guidance; however, adoption is expected to have a material impact on the Condensed Consolidated Balance Sheets as Valvoline has a significant number of operating leases, which will be recognized as right-of-use assets with associated lease liabilities upon adoption.

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

Most revenue transactions and activities recorded under the new revenue recognition accounting guidance are substantially consistent with the treatment under prior guidance. The following tables summarize the impact of the new revenue accounting guidance on Valvoline’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Comprehensive Income as of and for the three and six months ended March 31, 2019:

	March 31, 2019
Impact of Changes to Condensed Consolidated Balance Sheet	As reported	Adjustments (a)	Under prior guidance
(In millions)
Accounts receivable, net	$368	$34	$402
Inventories, net	$192	$(14)	$178
Deferred income taxes	$125	$(6)	$119
Retained deficit	$336	$(14)	$322

(a) Adjustments include the opening retained deficit adjustments as detailed in the table above.

	Three months ended March 31, 2019
Impact of Changes to Condensed Consolidated Statement of Comprehensive Income	As reported	Adjustments	Under prior guidance
(In millions)
Sales	$591	$(9)	$582
Cost of sales	388	(13)	375
Gross profit	$203	$4	$207
Selling, general and administrative expenses	$113	$1	$114
Operating income	$96	$3	$99
Income before income taxes	$80	$3	$83
Income tax expense	$17	$1	$18
Net income	$63	$2	$65

Basic earnings per share	$0.33	$0.01	$0.34
Diluted earnings per share	$0.33	$0.01	$0.34

	Six months ended March 31, 2019
Impact of Changes to Condensed Consolidated Statement of Comprehensive Income	As reported	Adjustments	Under prior guidance
(In millions)
Sales	$1,148	$(24)	$1,124
Cost of sales	762	(28)	734
Gross profit	$386	$4	$390
Selling, general and administrative expenses	$218	$3	$221
Operating income	$183	$1	$184
Income before income taxes	$152	$1	$153
Income tax expense	$36	$—	$36
Net income	$116	$1	$117

Basic earnings per share	$0.61	$0.01	$0.62
Diluted earnings per share	$0.61	$0.01	$0.62

Disaggregation of revenue

The following summarizes sales by primary customer channel for the Company’s reportable segments:

(In millions)	Three months ended March 31, 2019	Six months ended March 31, 2019
Quick Lubes
Company-owned operations	$128	$252
Non-company owned operations	72	137
Total Quick Lubes	200	389

Core North America
Retail	140	256
Installer and other	103	219
Total Core North America	243	475

International	148	284

Consolidated sales	$591	$1,148

Sales by reportable segment disaggregated by geographic market follows for the three and six months ended March 31, 2019:

(In millions)	Quick Lubes	Core North America	International	Totals
Three months ended
North America (a)	$200	$243	$—	$443
Europe, Middle East and Africa (EMEA)	—	—	47	47
Asia Pacific	—	—	73	73
Latin America (a)	—	—	28	28
Total	$200	$243	$148	$591

Six months ended
North America (a)	$389	$475	$—	$864
Europe, Middle East and Africa (EMEA)	—	—	91	91
Asia Pacific	—	—	140	140
Latin America (a)	—	—	53	53
Total	$389	$475	$284	$1,148

(a) Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

The following disaggregates the Company’s sales by timing of revenue recognized:

(In millions)	Three months ended March 31, 2019	Six months ended March 31, 2019
Sales at a point in time	$581	$1,128
Franchised revenues transferred over time	10	20
Consolidated sales	$591	$1,148

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

Revenue is recognized for the amount that reflects the consideration the Company is expected to be entitled to based on when control of the promised good or service is transferred to the customer. Revenue recognition is evaluated through the following five steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract(s); (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract(s); and (v) recognition of revenue when or as a performance obligation is satisfied. Below is a summary of the key considerations for Valvoline’s material revenue-generating activities:

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

Customer payment terms vary by region and customer and are generally 30 to 60 days after delivery. Valvoline does not provide extended payment terms of a year or more.

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

Contract balances

Valvoline invoices customers once or as performance obligations are satisfied, at which point payment becomes unconditional. As the majority of the Company’s performance obligations are satisfied at a point in time and customers typically do not make material payments in advance, nor does Valvoline have a right to consideration in advance of control transfer, the Company had no contract assets or contract liabilities recorded within its Condensed Consolidated Balance Sheet at adoption or as of March 31, 2019. The Company recognizes a receivable on its Condensed Consolidated Balance Sheet when the Company performs a service or transfers a product in advance of receiving consideration, and the Company’s right to consideration is unconditional and only the passage of time is required before payment of that consideration is due.

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of:

(In millions)	Fair Value Hierarchy	March 31 2019	September 30 2018
Cash and cash equivalents
Money market funds	Level 1	$3	$5
Time deposits	Level 2	29	22
Prepaid expenses and other current assets
Currency derivatives (a)	Level 2	1	1
Other noncurrent assets
Non-qualified trust funds	Level 1	24	25
Total assets at fair value		$57	$53

Accrued expenses and other liabilities
Currency derivatives (a)	Level 2	$1	$1
Total liabilities at fair value		$1	$1

(a) The Company had outstanding contracts with notional values of $79 million and $74 million as of March 31, 2019 and September 30, 2018, respectively.

There have been no changes in the nature of inputs or valuation approaches relative to the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis from those as of September 30, 2018. There were no material gains or losses recognized in earnings during the three and six months ended March 31, 2019 or 2018 related to these assets and liabilities.

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

	March 31, 2019			September 30, 2018
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$384	$371	$4	$376	$370	$5
2025 Notes	386	395	5	376	395	5
Total	$770	$766	$9	$752	$765	$10

Refer to Note 9 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

During the six months ended March 31, 2019, the Company acquired 40 service center stores for a total of $35 million. These acquisitions included 31 franchise service center stores acquired from Oil Changers Inc. on October 31, 2018, four former franchise service centers stores, and five service center stores acquired in single and multi-store transactions. During the six months ended March 31, 2018, the Company acquired 61 service center stores, of which 59 were former franchise service center stores, for $67 million.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the six months ended March 31:

(In millions)	2019	2018
Inventories	$—	$1
Property, plant and equipment	2	2
Goodwill	24	40
Intangible assets (a)
Reacquired franchise rights	4	24
Customer relationships	3	—
Trademarks and trade names	1	—
Other	1	—
Net assets acquired	$35	$67

(a) Intangible assets acquired during the six months ended March 31, 2019 have a weighted average amortization period of 11 years.

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

NOTE 5 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable as of:

(In millions)	March 31 2019	September 30 2018
Trade	$362	$390
Other	14	26
Accounts receivable, gross	376	416
Allowance for doubtful accounts	(8)	(7)
Total accounts receivable, net	$368	$409

During the six months ended March 31, 2019 and 2018, Valvoline sold accounts receivable to a financial institution of $63 million and $50 million, respectively.

NOTE 6 - INVENTORIES

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out method.

The following summarizes Valvoline’s inventories as of:

(In millions)	March 31 2019	September 30 2018
Finished products	$205	$189
Raw materials, supplies and work in process	29	30
Reserve for LIFO cost valuation	(39)	(40)
Excess and obsolete inventory reserves	(3)	(3)
Total inventories, net	$192	$176

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the six months ended March 31, 2019:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2018	$252	$89	$40	$381
Acquisitions (a)	24	—	—	24
Currency translation	(1)	—	—	(1)
Balance at March 31, 2019	$275	$89	$40	$404

(a) Refer to Note 4 for details regarding the acquisitions during the six months ended March 31, 2019.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of:

	March 31, 2019			September 30, 2018
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$30	$(3)	$27	$29	$(2)	$27
Reacquired franchise rights	36	(6)	30	32	(4)	28
Customer relationships	19	(3)	16	14	(3)	11
Other intangible assets	2	(1)	1	1	—	1
Total definite-lived intangible assets	$87	$(13)	$74	$76	$(9)	$67

NOTE 8 - RESTRUCTURING ACTIVITIES

In the second quarter of fiscal 2019, Valvoline outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization's structure and resources on key growth initiatives. Part of this program includes employee separation actions, which are expected to be completed by the end of fiscal 2019, with the associated termination benefits anticipated to be paid by the end of fiscal 2020.

As a result of these activities, Valvoline recognized $6 million of expense for employee termination benefits, which includes severance and other benefits that will be paid to employees pursuant to the restructuring program. These expenses were recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income during the three and six months ended March 31, 2019. The Company expects that it will incur additional employee termination expenses of approximately $5 million to $9 million during the remainder of fiscal 2019.

The results by segment, as disclosed in Note 14, do not include these and restructuring-related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses are included in Unallocated and other.

The following table represents the expenses recognized related to employee termination benefits during the six months ended March 31, 2019 and the estimated remaining liability, which is included in the Condensed Consolidated Balance Sheet primarily within Accrued expenses and other liabilities:

(In millions)	Employee Termination Benefits
Balance at September 30, 2018	$—
Expenses recognized during the period	6
Payments	—
Balance at March 31, 2019	$6

NOTE 9 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	March 31 2019	September 30 2018
2025 Notes	$400	$400
2024 Notes	375	375
Term Loans	255	270
Revolver	186	147
Trade Receivables Facility	141	140
Other (a)	(9)	(10)
Total debt	$1,348	$1,322
Current portion of long-term debt	30	30
Long-term debt	$1,318	$1,292

(a) At March 31, 2019, Other included $10 million of debt issuance costs and discounts and $1 million of debt primarily acquired through acquisitions. At September 30, 2018, Other included $11 million of debt issuance costs and discounts and $1 million of debt primarily acquired through acquisitions.

Senior Notes

The Company’s outstanding fixed rate senior notes consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes”) and 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million issued in July 2016 (the “2024 Notes” and together with the 2025 Notes, the “Senior Notes”).

Senior Credit Agreement

As of March 31, 2019 and September 30, 2018, the $875 million term loan facility (“Term Loans”) under the senior credit agreement (“Senior Credit Agreement”) had outstanding principal balances of $255 million and $270 million, respectively. Consistent with the payment schedule, during the six months ended March 31, 2019, the Company made principal payments of $15 million on the Term Loans.

As of March 31, 2019 and September 30, 2018, there was $186 million and $147 million, respectively, outstanding under the $450 million revolving credit facility (“Revolver”) under the Senior Credit Agreement. During the six months ended March 31, 2019, Valvoline borrowed $87 million and made payments of $48 million on the Revolver. As of March 31, 2019, the total borrowing capacity remaining under the Revolver was $255 million due to a reduction of $9 million for letters of credit outstanding.

Trade Receivables Facility

As of March 31, 2019 and September 30, 2018, there was $141 million and $140 million, respectively, outstanding under the $175 million trade receivables securitization facility (“Trade Receivables Facility”). During the six months ended March 31, 2019, Valvoline made payments of $74 million and borrowed $75 million under the Trade Receivables Facility.

Based on the availability of eligible receivables, the total borrowing capacity remaining under the Trade Receivables Facility at March 31, 2019 was approximately $21 million. The financing subsidiary owned $253 million and $275 million of outstanding accounts receivable as of March 31, 2019 and September 30, 2018, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

NOTE 10 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended March 31, 2019 was $17 million, an effective tax rate of 21.3%, compared to expense of $27 million, an effective tax rate of 28.7%, for the three months ended March 31, 2018. Income tax expense for the six months ended March 31, 2019 was $36 million, an effective tax rate of 23.7%, compared to expense of $121 million, an effective tax rate of 68.0%, for the six months ended March 31, 2018.

The decreases in income tax expense and the effective tax rate from the prior year periods were principally driven by the prior year enactment of U.S. and Kentucky tax reform legislation, which resulted in the full benefit of lower corporate statutory income tax rates in fiscal 2019, in addition to a $5 million benefit in the three and six months ended March 31, 2019 related to the expected utilization of tax attributes as a result of the clarification of certain provisions of Kentucky tax reform legislation. Furthermore, the three and six months ended March 31, 2018 included approximately $2 million and $70 million, respectively, related to enactment of the provisions of U.S. tax reform, primarily related to the remeasurement of net deferred tax assets at the lower enacted corporate statutory income tax rate.

The Company finalized its provisional estimates of the impacts of U.S. tax reform legislation during the three months ended December 31, 2018, which resulted in no significant adjustments.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

			Other postretirement benefits
	Pension benefits
(In millions)	2019	2018	2019	2018
Three months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	20	18	—	1
Expected return on plan assets	(20)	(26)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit cost (income)	$1	$(7)	$(3)	$(2)

Six months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	40	37	1	1
Expected return on plan assets	(40)	(52)	—	—
Amortization of prior service credit	—	—	(6)	(6)
Net periodic benefit cost (income)	$1	$(14)	$(5)	$(5)

NOTE 12 – LITIGATION, CLAIMS AND CONTINGENCIES

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

NOTE 13 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share for the following periods:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2019	2018	2019	2018
Numerator
Net income	$63	$67	$116	$57
Denominator

Weighted average common shares outstanding	189	200	189	201
Effect of potentially dilutive securities (a)	—	—	—	1
Weighted average diluted shares outstanding	189	200	189	202

Earnings per share
Basic	$0.33	$0.33	$0.61	$0.28
Diluted	$0.33	$0.33	$0.61	$0.28

(a) Approximately 2 million of outstanding stock appreciation rights were not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended March 31, 2019.

NOTE 14 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•Quick Lubes - services the passenger car and light truck quick lube market through company-owned and independent franchised retail quick lube service center stores, independent Express Care stores that service vehicles with Valvoline products, as well as through investment in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America.

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

To maintain operating focus on business performance, certain corporate and non-operational items, including restructuring and related expenses, as well as adjustments related to legacy businesses that no longer are attributed to Valvoline, are excluded from the segment operating results utilized by the chief operating decision maker in evaluating segment performance and are separately delineated within Unallocated and other to reconcile to total reported Operating income as shown in the table below.

The following table presents sales and operating income for each reportable segment:

	Three months ended		Six months ended
(In millions)	March 31		March 31
	2019	2018	2019	2018
Sales
Quick Lubes	$200	$158	$389	$312
Core North America	243	258	475	509
International	148	153	284	293
Consolidated sales	$591	$569	$1,148	$1,114

Operating income
Quick Lubes	$44	$38	$82	$73
Core North America	40	46	71	89
International	23	24	41	43
Total operating segments	107	108	194	205
Unallocated and other (a)	(11)	(8)	(11)	(17)
Consolidated operating income	$96	$100	$183	$188

(a) Unallocated and other includes Legacy and separation-related expenses, net, and restructuring and related expenses.

NOTE 15 - GUARANTOR FINANCIAL INFORMATION

The Senior Notes detailed in Note 9 are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the Senior Notes.

The following tables present, on a consolidating basis, the condensed statements of comprehensive income, condensed balance sheets, and condensed statements of cash flows for the parent issuer of these Senior Notes, the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis, and the eliminations necessary to arrive at the Company’s consolidated results.

Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$465	$143	$(17)	$591
Cost of sales	—	300	105	(17)	388
Gross profit	—	165	38	—	203

Selling, general and administrative expenses	2	90	21	—	113
Legacy and separation-related expenses, net	3	—	—	—	3
Equity and other (income) expenses, net	—	(14)	5	—	(9)
Operating (loss) income	(5)	89	12	—	96
Net pension and other postretirement plan income	—	(3)	—	—	(3)
Net interest and other financing expenses	15	2	2	—	19
(Loss) income before income taxes	(20)	90	10	—	80
Income tax (benefit) expense	(6)	21	2	—	17
Equity in net income of subsidiaries	(77)	(8)	—	85	—
Net income	$63	$77	$8	$(85)	$63

Total comprehensive income	$63	$77	$9	$(86)	$63

Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$441	$142	$(14)	$569
Cost of sales	—	275	101	(14)	362
Gross profit	—	166	41	—	207

Selling, general and administrative expenses	3	85	23	—	111
Legacy and separation-related expenses, net	1	7	—	—	8
Equity and other (income) expenses, net	—	(14)	2	—	(12)
Operating (loss) income	(4)	88	16	—	100
Net pension and other postretirement plan income	—	(10)	—	—	(10)
Net interest and other financing expenses	13	2	1	—	16
(Loss) income before income taxes	(17)	96	15	—	94
Income tax (benefit) expense	(4)	28	3	—	27
Equity in net income of subsidiaries	(80)	(12)	—	92	—
Net income	$67	$80	$12	$(92)	$67

Total comprehensive income	$68	$80	$15	$(95)	$68

Condensed Consolidating Statements of Comprehensive Income
For the six months ended March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$905	$275	$(32)	$1,148
Cost of sales	—	593	201	(32)	762
Gross profit	—	312	74	—	386

Selling, general and administrative expenses	5	171	42	—	218
Legacy and separation-related expenses, net	3	—	—	—	3
Equity and other (income) expenses, net	—	(27)	9	—	(18)
Operating (loss) income	(8)	168	23	—	183
Net pension and other postretirement plan income	—	(5)	—	—	(5)
Net interest and other financing expenses	30	3	3	—	36
(Loss) income before income taxes	(38)	170	20	—	152
Income tax (benefit) expense	(11)	41	6	—	36
Equity in net income of subsidiaries	(143)	(14)	—	157	—
Net income	$116	$143	$14	$(157)	$116

Total comprehensive income	$110	$137	$11	$(148)	$110

Condensed Consolidating Statements of Comprehensive Income
For the six months ended March 31, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$863	$276	$(25)	$1,114
Cost of sales	—	538	199	(25)	712
Gross profit	—	325	77	—	402

Selling, general and administrative expenses	7	166	45	—	218
Legacy and separation-related expenses, net	7	10	—	—	17
Equity and other (income) expenses, net	—	(26)	5	—	(21)
Operating (loss) income	(14)	175	27	—	188
Net pension and other postretirement plan income	—	(20)	—	—	(20)
Net interest and other financing expenses	25	3	2	—	30
(Loss) income before income taxes	(39)	192	25	—	178
Income tax expense	17	98	6	—	121
Equity in net income of subsidiaries	(113)	(19)	—	132	—
Net income	$57	$113	$19	$(132)	$57

Total comprehensive income	$57	$113	$22	$(135)	$57

Condensed Consolidating Balance Sheets
As of March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$30	$84	$—	$114
Accounts receivable, net	—	25	444	(101)	368
Inventories, net	—	108	84	—	192
Prepaid expenses and other current assets	—	39	20	—	59
Total current assets	—	202	632	(101)	733
Noncurrent assets
Property, plant and equipment, net	—	397	44	—	441
Goodwill and intangibles, net	—	406	72	—	478
Equity method investments	—	34	—	—	34
Investment in subsidiaries	877	523	—	(1,400)	—
Deferred income taxes	74	37	14	—	125
Other noncurrent assets	1	94	8	—	103
Total noncurrent assets	952	1,491	138	(1,400)	1,181
Total assets	$952	$1,693	$770	$(1,501)	$1,914

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$—	$—	$—	$30
Trade and other payables	—	198	57	(101)	154
Accrued expenses and other liabilities	8	168	30	—	206
Total current liabilities	38	366	87	(101)	390
Noncurrent liabilities
Long-term debt	1,176	1	141	—	1,318
Employee benefit obligations	—	308	17	—	325
Other noncurrent liabilities	36	141	2	—	179
Total noncurrent liabilities	1,212	450	160	—	1,822
Commitments and contingencies
Stockholders’ (deficit) equity	(298)	877	523	(1,400)	(298)
Total liabilities and stockholders’ deficit/equity	$952	$1,693	$770	$(1,501)	$1,914

Condensed Consolidating Balance Sheets
As of September 30, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$20	$76	$—	$96
Accounts receivable, net	—	48	480	(119)	409
Inventories, net	—	95	81	—	176
Prepaid expenses and other current assets	1	38	5	—	44
Total current assets	1	201	642	(119)	725
Noncurrent assets
Property, plant and equipment, net	—	384	36	—	420
Goodwill and intangibles, net	—	396	52	—	448
Equity method investments	—	31	—	—	31
Investment in subsidiaries	801	509	—	(1,310)	—
Deferred income taxes	62	63	13	—	138
Other noncurrent assets	2	85	5	—	92
Total noncurrent assets	865	1,468	106	(1,310)	1,129
Total assets	$866	$1,669	$748	$(1,429)	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$—	$—	$—	$30
Trade and other payables	3	241	53	(119)	178
Accrued expenses and other liabilities	7	168	28	—	203
Total current liabilities	40	409	81	(119)	411
Noncurrent liabilities
Long-term debt	1,151	1	140	—	1,292
Employee benefit obligations	—	317	16	—	333
Other noncurrent liabilities	33	141	2	—	176
Total noncurrent liabilities	1,184	459	158	—	1,801
Commitments and contingencies
Stockholders’ (deficit) equity	(358)	801	509	(1,310)	(358)
Total liabilities and stockholders’ deficit/equity	$866	$1,669	$748	$(1,429)	$1,854

Condensed Consolidating Statements of Cash Flows
For the six months ended March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$18	$65	$51	$—	$134
Cash flows from investing activities
Additions to property, plant and equipment	—	(40)	(8)	—	(48)
Acquisitions, net of cash required	—	(13)	(22)	—	(35)
Other investing activities, net	—	—	(2)	—	(2)
Cash flows used in investing activities	—	(53)	(32)	—	(85)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	87	—	75	—	162
Repayments on borrowings	(63)	—	(74)	—	(137)
Payments for purchase of additional ownership in subsidiary	—	—	(1)	—	(1)
Cash dividends paid	(40)	—	—	—	(40)
Other financing activities	(2)	(2)	—	—	(4)
Cash flows used in financing activities	(18)	(2)	—	—	(20)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	—	—	—
Increase in cash, cash equivalents, and restricted cash	—	10	19	—	29
Cash, cash equivalents, and restricted cash- beginning of year	—	20	76	—	96
Cash, cash equivalents, and restricted cash - end of period	$—	$30	$95	$—	$125

Condensed Consolidating Statements of Cash Flows
For the six months ended March 31, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(24)	$199	$(67)	$—	$108
Cash flows from investing activities
Additions to property, plant and equipment	—	(28)	(2)	—	(30)
Acquisitions, net of cash required	—	(67)	—	—	(67)
Other investing activities, net	—	6	—	—	6
Return of advance from subsidiary	187	—	—	(187)	—
Cash flows provided by (used in) investing activities	187	(89)	(2)	(187)	(91)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	6	—	89	—	95
Repayments on borrowings	(14)	—	(1)	—	(15)
Repurchases of common stock	(123)	—	—	—	(123)
Payments for purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(30)	—	—	—	(30)
Other financing activities	(2)	(1)	(2)	—	(5)
Other intercompany activity, net	—	(187)	—	187	—
Total cash (used in) provided by financing activities	(163)	(188)	71	187	(93)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	2	—	2
(Decrease) increase in cash, cash equivalents and restricted cash	—	(78)	4	—	(74)
Cash, cash equivalents, and restricted cash- beginning of year	—	99	102	—	201
Cash, cash equivalents, and restricted cash - end of period	$—	$21	$106	$—	$127

NOTE 16 – SUBSEQUENT EVENTS

Credit agreement amendment

On April 12, 2019, Valvoline amended and extended the Senior Credit Agreement, which provides for an aggregate principal amount of $1,050 million in senior secured credit facilities comprised of (i) a five-year $575 million term loan facility and (ii) a five-year $475 million revolving credit facility (including a $100 million letter of credit sublimit). The proceeds from the amended term loan facility were used to pay the outstanding principal balance of the Term Loans of $255 million, outstanding Revolver balance of $186 million, and $120 million on the Trade Receivables Facility, in addition to accrued and unpaid interest and fees, as well as expenses related to the amendment. Remaining proceeds, including the undrawn amended revolving credit facility, are expected to fund general corporate purposes and working capital needs.

Quick Lubes acquisition

On April 12, 2019, the Company completed the acquisition of 12 service center stores in the Las Vegas, Nevada market. This acquisition provides an opportunity to further expand Valvoline’s Quick Lubes footprint in the western United States and increases the Quick Lubes system to 495 company-owned locations.

Dividend declared

On April 25, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.106 per share of Valvoline common stock. The dividend is payable on June 17, 2019 to shareholders of record on May 31, 2019.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical facts, including estimates, projections, and statements related to the Company’s business plans and operating results, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed periodic reports on Forms 10-K and 10-Q. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SECOND FISCAL QUARTER 2019 OVERVIEW

The following were the significant events for the second fiscal quarter of 2019, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Increases in both sales and earnings in Quick Lubes were driven by organic system-wide same-store sales growth of 10.8% compared to the prior year period and the addition of 186 net new stores from the prior year through new store openings and acquisitions. During the quarter, the Company also invested in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America.

•Sales and earnings in Core North America improved sequentially from the first quarter of fiscal 2019 as a result of actions implemented during the second quarter of fiscal 2019 in response to difficult market and competitive dynamics in the retail customer channel, in addition to favorable raw materials costs. Though improved, challenges in the retail customer channel remain and unfavorably impacted year-over-year volumes. In addition, volumes were lower in the installer customer channel due to the timing of distributor sales and changes with certain key accounts, which negatively impacted year-over-year earnings.

•International sales and earnings were lower compared to the prior year period primarily due to unfavorable currency movements, in addition to softness in Latin America and certain Asia Pacific markets that offset gains in the Europe, Middle East and Africa region.

•Valvoline returned value to its shareholders through a $0.106 per share cash dividend paid during the quarter.

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

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended March 31				Six months ended March 31
	2019		2018		2019		2018
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$591	100.0%	$569	100.0%	$1,148	100.0%	$1,114	100.0%
Gross profit	$203	34.3%	$207	36.4%	$386	33.6%	$402	36.1%
Net operating expenses	$107	18.1%	$107	18.8%	$203	17.7%	$214	19.2%
Operating income	$96	16.2%	$100	17.6%	$183	15.9%	$188	16.9%
Net income	$63	10.7%	$67	11.8%	$116	10.1%	$57	5.1%

Sales

Sales for the three months ended March 31, 2019 increased $22 million, or 4%, compared to the three months ended March 31, 2018. Sales for the six months ended March 31, 2019  increased $34 million, or 3%, compared to the six months ended March 31, 2018. The following table provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended March 31, 2019	Six months ended March 31, 2019
Pricing	$14	$31
Revenue recognition adjustments	9	24
Volume	—	(15)
Product mix	7	6
Currency exchange	(11)	(17)
Acquisitions	3	5
Change in sales	$22	$34

Key drivers of the increase in sales for the three and six months ended March 31, 2019 compared to the prior year periods were higher product pricing, favorable product mix, acquisitions of Quick Lubes service center stores and the impact related to the adoption of new revenue recognition guidance, partially offset by unfavorable currency exchange. For the six months ended March 31, 2019, lubricant gallons sold decreased 3% to 86.4 million, which unfavorably impacted sales as the volume declines in Core North America and International more than offset the impact of volume gains in Quick Lubes.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Gross profit

Gross profit decreased $4 million and $16 million for the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The table below provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended March 31, 2019	Six months ended March 31, 2019
Volume and mix	$6	$(8)
Revenue recognition adjustments	(4)	(4)
Acquisitions	2	4
Currency exchange	(2)	(4)
Price and cost	(6)	(4)
Change in gross profit	$(4)	$(16)

For the three and six months ended March 31, 2019, the decreases in gross profit were primarily driven by the differential between cost and price, which included incremental costs of approximately $1 million related to the temporary shutdown of the Company's second largest domestic blending facility due to a fire and resulting chemical releases at a nearby third-party petrochemical terminal. In addition, gross profit was negatively impacted due to the adoption of new revenue recognition guidance and unfavorable currency exchange due to the strong U.S dollar. These decreases were partially offset by acquisitions of Quick Lubes service center stores as well as favorable product mix. During the three months ended March 31, 2019, volume improvements in Quick Lubes more than offset declines in Core North America, while in the six months ended March 31, 2019, volume declines in Core North America and International more than offset growth in Quick Lubes.

The Valvoline blending facility in Texas that was temporarily shut down during the second fiscal quarter of 2019 due to the nearby fire sustained no damage and was reopened and restarted operations in late April 2019. As a result of the shutdown, the Company's supply chain was impacted and production was effectively shifted, which resulted in incremental expenses to fulfill customer orders through other locations and means. Management is in the process of estimating the incremental costs, inclusive of those incurred during the third fiscal quarter of 2019, and plans to pursue insurance recoveries related to the business interruption. The Company estimates that these additional expenses will not be material.

Gross profit margin was 34.3% and 33.6% for the three and six months ended March 31, 2019, respectively, compared to 36.4% and 36.1% for the three and six months ended March 31, 2018, respectively. The decreases in gross profit margin year-over-year were largely due to certain reclassifications related to the adoption of new revenue recognition guidance and the dilutive effect of the pass through of raw material costs.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended March 31				Six months ended March 31
	2019		2018		2019		2018
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$113	19.1%	$111	19.5%	$218	19.0%	$218	19.6%
Legacy and separation-related expenses, net	3	0.5%	8	1.4%	3	0.3%	17	1.5%
Equity and other income, net	(9)	(1.5)%	(12)	(2.1)%	(18)	(1.6)%	(21)	(1.9)%
Net operating expenses	$107	18.1%	$107	18.8%	$203	17.7%	$214	19.2%

Selling, general and administrative expenses increased $2 million and were flat in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. Selling, general and administrative expenses increased $8 million in the three and six months ended March 31, 2019 due to restructuring and related expenses, largely offset by declines in operating costs, including advertising, promotion, and compensation-related costs, as well as the favorable impact of currency exchange and certain reclassifications related to the adoption of new revenue recognition guidance in fiscal 2019. These declines in the six months ended March 31, 2019 offset the increases due to restructuring and related expenses as well as higher depreciation and amortization, resulting in flat selling, general and administrative expenses year-on-year.

Legacy and separation-related expenses, net decreased $5 million and $14 million for the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The decreases are primarily related to lower expenses in the current year associated with legacy and separation-related matters, including a legacy multiemployer pension plan partial withdrawal assessment received in the prior year and indemnities due under the Tax Matters Agreement, which increased in the prior year as a result of U.S. tax reform legislation and the higher expected utilization of legacy tax attributes.

Equity and other income decreased $3 million in each of the three and six months ended March 31, 2019 compared to the prior year periods. These decreases are primarily related to the prior year sale of two Quick Lubes stores that resulted in a gain of $3 million.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and six months ended March 31, 2019 decreased $7 million and $15 million, respectively, from the prior year periods. These decreases are due to pension de-risking actions the Company began taking in fiscal 2017 to shift the U.S. qualified plan’s target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations, which resulted in a lower expected return on plan assets and a decrease in related recurring non-service income.

Net interest and other financing expense

Net interest and other financing expense increased by $3 million and $6 million during the three and six months ended March 31, 2019, respectively, compared to the prior year periods. These increases are generally attributed to higher net borrowings under the trade receivables securitization and revolving credit facilities since the prior year periods, which resulted in increased outstanding debt at March 31, 2019 compared to the prior year.

Income tax expense

Income tax expense for the three months ended March 31, 2019 was $17 million, an effective tax rate of 21.3%, compared to expense of $27 million, an effective tax rate of 28.7%, for the three months ended March 31, 2018. Income tax expense for the six months ended March 31, 2019 was $36 million, an effective tax rate of 23.7%, compared to expense of $121 million, an effective tax rate of 68.0%, for the six months ended March 31, 2018.

The decreases in income tax expense and the effective tax rate from the prior year periods were principally driven by the prior year enactment of U.S. and Kentucky tax reform legislation, which resulted in the full benefit of lower corporate statutory income tax rates in fiscal 2019, in addition to a $5 million benefit in the three and six months ended March 31, 2019 related to the expected utilization of tax attributes as a result of the clarification of certain provisions of Kentucky tax reform legislation. Furthermore, the three and six months ended March 31, 2018 included approximately $2 million and $70 million, respectively, related to enactment of the provisions of U.S. tax reform, primarily related to the remeasurement of net deferred tax assets at the lower enacted corporate statutory income tax rate.

EBITDA and Adjusted EBITDA

The following table reconciles EBITDA and Adjusted EBITDA to net income:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2019	2018	2019	2018
Net income	$63	$67	$116	$57
Income tax expense	17	27	36	121
Net interest and other financing expenses	19	16	36	30
Depreciation and amortization	14	14	28	25
EBITDA	113	124	216	233
Net pension and other postretirement plan income (a)	(3)	(10)	(5)	(20)
Legacy and separation-related expenses, net	3	8	3	17
Restructuring and related expenses	8	—	8	—
Business interruption expenses	1	—	1	—
Adjusted EBITDA	$122	$122	$223	$230

(a) Net pension and other postretirement plan income includes remeasurement gains and losses, when applicable, and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 11 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

Adjusted EBITDA was flat in the three months ended March 31, 2019 and decreased $7 million in the six months ended March 31, 2019 compared to the prior year periods. Adjusted EBITDA was driven by the performance of the Quick Lubes reportable segment and its system-wide same-store sales growth from increased transactions and ticket, which was offset by declines in the Core North America and International reportable segments. For the six months ended March 31, 2019, the strong performance of the Quick Lubes reportable segment was more than offset by declines in the International and Core North America reportable segments, which was primarily driven by challenges within the Core North America retail customer channel.

Reportable segment review
Valvoline’s business is managed within the following three reportable segments:

•Quick Lubes - services the passenger car and light truck quick lube market through company-owned and independent franchised retail quick lube service center stores, independent Express Care stores that service vehicles with Valvoline products, as well as through investment in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America.
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

The following table presents sales, operating income and statistical operating information by reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2019	2018	2019	2018
Sales
Quick Lubes	$200	$158	$389	$312
Core North America	243	258	475	509
International	148	153	284	293
Consolidated sales	$591	$569	$1,148	$1,114

Operating income
Quick Lubes	$44	$38	$82	$73
Core North America	40	46	71	89
International	23	24	41	43
Total operating segments	107	108	194	205
Unallocated and other	(11)	(8)	(11)	(17)
Consolidated operating income	$96	$100	$183	$188

Depreciation and amortization
Quick Lubes	$9	$8	$17	$14
Core North America	4	4	8	8
International	1	2	3	3
Consolidated depreciation and amortization	$14	$14	$28	$25

Operating information
Quick Lubes
Lubricant sales gallons	7.0	5.9	13.5	11.6
Premium lubricants (percent of U.S. branded volumes)	64.6%	62.2%	64.2%	61.8%
Gross profit as a percent of sales (a)	39.6%	40.1%	39.0%	40.3%
Core North America
Lubricant sales gallons	22.4	24.6	44.1	48.4
Premium lubricants (percent of U.S. branded volumes)	53.5%	49.7%	51.7%	48.8%
Gross profit as a percent of sales (a)	34.2%	37.6%	33.0%	37.7%
International
Lubricant sales gallons (b)	15.0	15.0	28.8	29.3
Lubricant sales gallons, including unconsolidated joint ventures	24.9	24.6	49.1	49.7
Premium lubricants (percent of lubricant volumes)	28.1%	26.3%	28.3%	27.0%
Gross profit as a percent of sales (a)	27.8%	29.6%	27.5%	28.9%

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

	Company-owned
	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018
Beginning of period	471	462	451	445	442
Opened	7	5	11	4	—
Acquired	5	—	—	1	2
Net conversions between company-owned and franchised	—	4	—	1	1
Closed	—	—	—	—	—
End of period	483	471	462	451	445

	Franchised
	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018
Beginning of period	830	780	703	696	697
Opened	15	24	5	10	2
Acquired	—	31	73	—	—
Net conversions between company-owned and franchised	—	(4)	—	(1)	(1)
Closed	(1)	(1)	(1)	(2)	(2)
End of period	844	830	780	703	696

Total stores	1,327	1,301	1,242	1,154	1,141

The year over year change resulted in 186 net new company-owned and franchised stores as a result of 76 net openings and 110 acquired stores. Service center store growth was primarily related to the Company’s expansion into Canada with the acquisition of franchised service center stores from Great Canadian Oil Change and Oil Changers, as well as new company-owned service center store openings and franchisee expansion in key markets.

	Three months ended		Six months ended
	March 31		March 31
	2019	2018	2019	2018
Same-store sales growth** - Company-owned	10.2%	11.2%	10.0%	9.6%
Same-store sales growth** - Franchised*	11.2%	8.5%	10.5%	8.3%
Same-store sales growth** - Combined*	10.8%	9.6%	10.3%	8.8%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

Quick Lubes sales increased $42 million, or 27%, to $200 million during the current quarter compared to the prior year quarter. Sales increased $77 million, or 25%, to $389 million during the six months ended March 31, 2019 compared to the prior year period. Volume growth increased sales by $16 million and $28 million for the three and six month periods ended March 31, 2019, respectively, due to the increase in transactions and lubricant gallons sold, primarily attributed to the Company's marketing efforts and effective service delivery. Implemented pricing actions as well as mix improvements from increases in premium mix as well as non-oil change services, led to higher average ticket, which combined to increase sales by $10 million and $19 million in the three and six months ended March 31, 2019, respectively. The impact of the adoption of new revenue recognition guidance increased sales by $9 million and $17 million for the three and six months ended March 31, 2019, respectively, and acquisitions increased sales by $7 million and $13 million for the three and six month periods ended March 31, 2019, respectively.

Gross profit increased $16 million and $26 million for the three and six month periods ended March 31, 2019, respectively, primarily due to increased transactions and average ticket. Increases in volumes and mix improvements combined to increase gross profit by approximately $11 million and $13 million for the three and six months ended March 31, 2019, respectively. Favorable pricing in excess of cost increased gross profit by $1 million and $6 million for the three and six months ended March 31, 2019, respectively, while acquisitions increased gross profit by $3 million and $6 million for the three and six months ended March 31, 2019, respectively. Adoption of the new revenue recognition guidance favorably impacted gross profit by $1 million for the three and six months ended March 31, 2019. Gross profit margin decreased 0.6% to 39.6% and 1.3% to 39.0% during the three and six months ended March 31, 2019, respectively, compared to the prior periods primarily as a result of the reclassification of certain costs in connection with adoption of the new revenue recognition guidance.

Selling, general and administrative expenses, which include the allocation of shared costs, increased $5 million and $13 million for the three and six month periods ended March 31, 2019, respectively. These increases were primarily a result of the higher allocation of shared costs and increased operating expenses, inclusive of those associated with acquisitions and advertising.

The Quick Lubes segment also benefited in the prior year from the sale of two service center stores, which resulted in a $3 million gain that was recorded in Equity and other income in the three and six months ended March 31, 2018.

Core North America

Core North America sales decreased $15 million, or 6%, to $243 million during the current quarter compared to the prior year quarter. During the six months ended March 31, 2019 compared to the prior year, sales decreased $34 million, or 7%, to $475 million. These decreases in sales were largely driven by lower volumes, which  reduced sales by $16 million and $38 million in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. Lower volumes in the three months ended March 31, 2019 were primarily attributable to the installer customer channel where the timing of distributor sales and a key account in reorganization proceedings had unfavorable impacts on volume. Volumes during the current year periods, particularly in the six months ended March 31, 2019, were also negatively impacted by the ongoing weakness and competitive pressures in the retail automotive lubricant market. Also impacting volumes and sales, but to a lesser extent, was the shift of Great Canadian Oil Change product sales to the Quick Lubes reportable segment, which reduced Core North America sales for the three and six months ended March 31, 2019 by $5 million and $9 million, respectively. Partially offsetting these declines was favorable product and customer mix of $4 million in the three months ended March 31, 2019, price increases of $2 million and $6 million in the three and six months ended March 31, 2019, respectively, as well as an increase of $7 million related to the adoption of new revenue recognition guidance for the six months ended March 31, 2019.

Gross profit decreased approximately $16 million and $35 million for the three and six months ended March 31, 2019, respectively, compared to the prior year periods. These declines were largely related to lower volumes, which unfavorably impacted gross profit by $9 million and $21 million in the three and six months ended March 31, 2019, respectively, inclusive of the shift of profit from Great Canadian Oil Change product sales to Quick Lubes. In addition, the adoption of new revenue recognition guidance negatively impacted gross profit by $5 million in the three and six months ended March 31, 2019 related to the timing of distributor sales and certain reclassifications. Also contributing to the decline in gross profit for during the the three and six months ended

March 31, 2019 were costs in excess of pricing of $5 million and $9 million, respectively, which included costs of approximately $1 million related to the temporary shutdown of the Company's second largest domestic blending facility resulting from the fire at a nearby third-party petrochemical terminal. For the three months ended March 31, 2019, these declines were partially offset by favorable product and customer mix of $3 million. Gross profit margin decreased 3.4% and 4.7% to 34.2% and 33.0% during the three and six months ended March 31, 2019, respectively. These declines are primarily the result of lower branded volumes in the retail channel, the dilutive impact of passing through cost increases on margin rate, as well as the impact related to the adoption of the new revenue recognition guidance.

Selling, general and administrative expenses, which includes the allocation of shared costs, decreased $8 million and $16 million during the three and six months ended March 31, 2019, respectively. These decreases were a result of lower allocated shared costs and operating expenses of $6 million and $12 million, as well as reclassifications of $2 million and $4 million related to the adoption of new revenue recognition guidance during the three and six months ended March 31, 2019, respectively.

International

International sales decreased $5 million, or 3%, to $148 million during the current quarter compared to the prior year quarter. Sales decreased $9 million, or 3%, to $284 during the six months ended March 31, 2019 compared to the prior year period. The decline in sales was largely attributable to unfavorable currency exchange of $10 million and $16 million for the three and six months ended March 31, 2019, respectively. This reduction was partially offset by favorable pricing and product mix to increase sales by $5 million and $12 million for the three and six months ended March 31, 2019, respectively. For the three months ended March 31, 2019, volume grew 8% in the Europe, Middle East and Africa region driven by channel development actions previously implemented and was offset by declines in Latin America and certain Asia Pacific markets for overall flat volume year-over-year. For the six months ended March 31, 2019, volumes were down approximately 2% compared to the prior year period and reduced sales by $5 million.

Gross profit decreased by approximately $4 million and $7 million for the three and six months ended March 31, 2019, respectively. These decreases were primarily related to unfavorable currency exchange of $2 million and $4 million for the three and six months ended March 31, 2019, respectively. The remaining declines in gross profit from the prior year periods related to a combination of factors, including the differential between cost and price, unfavorable mix, and lower volumes. Gross profit margin decreased 1.8% and 1.4% to 27.8% and 27.5% for the three and six months ended March 31, 2019, respectively, primarily related to the dilutive impact of passing through cost increases on margin rate.

Selling, general and administrative expenses, which include the allocation of shared costs, decreased by approximately $3 million and $5 million for the three and six months ended March 31, 2019, respectively. These decreases were generally related to lower operating expenses and favorable currency exchange. Equity and other income increased by approximately $1 million for the three and six months ended March 31, 2019 primarily due to the benefit of subsidies received for operating in a free trade zone in the three and six months ended March 31, 2019.

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

As of March 31, 2019, the Company had $125 million in cash, cash equivalents, and restricted cash, of which approximately $93 million was held by Valvoline’s non-U.S. subsidiaries and included $11 million that remains restricted for use in completing an acquisition. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. As a result of U.S. tax reform legislation, which provides the opportunity to mobilize cash with lower tax consequences, the Company does not indefinitely reinvest non-U.S. current and undistributed earnings. Withholding taxes are provided for within the income tax provision in the same period such earnings are generated. Certain other outside basis differences restricted by regulations, operational or investing needs for non-U.S. subsidiaries remain indefinitely reinvested.

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$134	$108
Investing activities	(85)	(91)
Financing activities	(20)	(93)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	2
Increase (decrease) in cash, cash equivalents, and restricted cash	$29	$(74)

Operating activities

The increase in cash flows provided by operating activities for the six months ended March 31, 2019 compared to the prior year period was primarily due to favorable changes in working capital, which generally related to the timing of certain cash receipts and payments period over period and included $13 million in additional sales of certain customer accounts receivable, as well as the mix shift to a higher proportion of Quick Lubes retail sales.

Investing activities

The decrease in cash flows used in investing activities for the six months ended March 31, 2019 compared to the prior year was primarily due to lower cash consideration for acquisitions of $32 million, partially offset by lower proceeds related to the prior year sale of two Quick Lubes service center locations, as well as increased capital expenditures for company-owned quick lube new store openings and the Company’s first blending and packaging plant in China, in addition to the investment in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America. During the six months ended March 31, 2019, the Company acquired 40 service center stores in single and multi-store transactions, while in the six months ended March 31, 2018, the Company acquired 61 service center stores in single and multi-store transactions.

During the second quarter of fiscal 2019, Valvoline entered into a definitive agreement to acquire the business assets, including a manufacturing facility, of a Serbian company specializing in lubricant production. The acquisition will expand the Company's presence in Eastern Europe and further invest in Valvoline's regional European supply chain capabilities. The acquisition is pending customary closing conditions and is expected to close in the second half of fiscal 2019.

On April 12, 2019, the Company completed the acquisition of 12 service center stores in the Las Vegas, Nevada market. This acquisition provides an opportunity to further expand Valvoline’s Quick Lubes footprint in the western United States and increases the Quick Lubes system to 495 company-owned locations.

Financing activities

The decrease in cash flows used in financing activities for the six months ended March 31, 2019 compared to the prior year period was primarily driven by decreased share repurchase activity of $123 million and lower payments of $14 million related to the purchase of the remaining ownership interest in a consolidated subsidiary, which were partially offset by lower net proceeds from borrowings of $55 million and higher dividend payments of $10 million due to the increase in the quarterly dividend in fiscal 2019.

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

	Six months ended March 31
(In millions)	2019	2018
Cash flows provided by operating activities	$134	$108
Additions to property, plant and equipment	(48)	(30)
Free cash flow	$86	$78

As of March 31, 2019, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $373 million compared to $344 million as of September 30, 2018. Liquid assets (cash, cash equivalents, and accounts receivable) were 124% of current liabilities as of March 31, 2019 and 123% at September 30, 2018. The increase in working capital is primarily related to the timing of certain cash receipts and payments since year-end, in addition to increases in inventories, partially offset by related declines in accounts receivable attributed to lower retail channel sales and the shift to Quick Lubes retail sales.

Debt

As of March 31, 2019 and September 30, 2018, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.3 billion of loans and revolving facilities, including the Revolver and Trade Receivable Facility. Approximately 57% of Valvoline’s outstanding borrowings as of March 31, 2019 had fixed rates, with the remainder bearing variable interest rates.

In aggregate, during the six months ended March 31, 2019, Valvoline borrowed $162 million against and repaid $122 million to its revolving facilities, with an additional $15 million paid to its term loan facility.

As of March 31, 2019, Valvoline was in compliance with all covenants of its debt obligations and had $276 million of remaining borrowing capacity under its revolving facilities.

On April 12, 2019, Valvoline amended and extended its Senior Credit Agreement to provide additional capacity within the revolving credit facility increasing it to $475 million (including a $100 million letter of credit sublimit), lowering expected interest costs, and extending its maturity until 2024. Proceeds from the amended term loan of $575 million were used to pay the outstanding balances on the Term Loan and Revolver, pay down the Trade Receivables Facility, in addition to related interest and fees, as well as expenses associated with the amendment. Remaining proceeds, including the undrawn amended revolving credit facility, are expected to fund general corporate purposes and working capital needs. Refer to Note 16 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

Dividend payments

During the six months ended March 31, 2019, the Company paid $40 million of cash dividends for $0.212 per common share. On April 25, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.106 per share on Valvoline common stock, which is payable on June 17, 2019 to shareholders of record on May 31, 2019. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Restructuring and related expenses

In the second quarter of fiscal 2019, the Company outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. The Company expects its restructuring and cost-savings actions will be implemented by the end of fiscal 2019. Part of this program includes employee separation actions, which are also expected to be completed by the end of fiscal 2019, with the associated termination benefits anticipated to be paid beginning in the third quarter of fiscal 2019 and substantially concluded by the end of fiscal 2020.

As a result of this restructuring program, Valvoline recognized $8 million of restructuring and related expenses during the three and six months ended March 31, 2019. The Company expects that it will incur additional restructuring expenses of approximately $5 million to $9 million during the remainder of fiscal 2019. Restructuring expenses include employee severance and termination benefits that will be paid to employees pursuant to the restructuring program. Restructuring-related expenses consist of those costs which are beyond those normally included in restructuring and incremental to the Company's normal operating costs. These restructuring-related expenses are expensed as incurred and are primarily related third-party professional service costs incurred in connection with execution of the restructuring program.

Restructuring and related expenses are recorded in Selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 as follows:

(In millions)	Total
Restructuring expenses	$6
Restructuring-related expenses	2
Total restructuring and related expenses	$8

Results by segment do not include these restructuring and related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses were included in Unallocated and other.

Valvoline expects the restructuring actions to generate annualized pre-tax cash savings of approximately $40 million to $50 million with a majority of the savings to begin in fiscal 2020 and expected to be fully achieved by the end of that year. The ongoing annual savings are anticipated to benefit operating expenses, including Cost of sales and Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income, with a portion expected to be reinvested in the business.

Refer to Note 8 in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional details regarding this restructuring program.

Off-balance sheet arrangements and contractual obligations

Other than the matters disclosed in this Quarterly Report on Form 10-Q and in the ordinary course of business since the end of fiscal 2018, there have been no material changes in the Company’s contractual obligations.

Summary

As of March 31, 2019, cash, cash equivalents, and restricted cash totaled $125 million and total debt was $1.3 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in the industry and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item IA  of Part I of the Annual Report on Form 10-K for the year ended September 30, 2018. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. The Company’s total remaining borrowing capacity was $276 million as of March 31, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. As described in Note 1 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q, the Company adopted various new accounting pronouncements effective October 1, 2018, most notably, the new revenue recognition accounting guidance. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for further discussion related to the new revenue recognition accounting policies.

Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined that, other than the new revenue recognition accounting policies, there were no other changes to critical accounting policies and estimates in the six months ended March 31, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2019.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the risk factor set forth below, there were no material changes from the risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Valvoline may not achieve some or all of the expected benefits of its restructuring and cost-savings program and this program may adversely affect the Company's business.

In the second fiscal quarter of 2019, Valvoline announced a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Implementation of the program may be costly and disruptive to Valvoline's business and the Company may not be able to realize the cost savings and benefits initially anticipated. Cost savings expectations are estimates that are inherently difficult to predict; therefore, there can be no assurance that the estimates described in this Quarterly Report on Form 10-Q will prove to be accurate or that the objectives of the program will be achieved. A variety of factors could cause the Company not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to the program, unexpected costs associated with operating the business or executing the program,or the Company’s ability to achieve the efficiencies contemplated by the program. Further, any cost savings that the Company realizes may be offset, in whole or in part, by reduction in net sales or through increases in other expenses. Additionally, as a result of these restructuring and cost-savings initiatives, Valvoline may experience a loss of continuity and accumulated knowledge, and incur inefficiencies during transitional periods. Reorganization and restructuring can require a significant amount of management's and other employees' time and focus, which may divert attention from effectively operating and growing Valvoline's business.

If Valvoline fails to achieve some or all of the expected benefits or savings of its restructuring and cost-savings program within the expected time periods, or if its transitions and plans are not effective, it could have an adverse effect on Valvoline's business, financial condition, results of operations or cash flows. For more information about the restructuring and cost-savings program, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q as well as to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of Part I of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended March 31, 2019 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of March 31, 2019, $75 million remained available for share repurchases under this authorization.

ITEM 6.  EXHIBITS

10.1*
Amendment and Restatement Agreement, dated as of April 12, 2019, among Valvoline Inc. ("Valvoline"), as the Borrower, the subsidiaries of Valvoline party thereto, The Bank of Nova Scotia, as Administrative Agent, and the Lenders party thereto (including Exhibit A - Amended and Restated Credit Agreement, dated as of April 12, 2019, among Valvoline, the Administrative Agent, Citibank N.A., as Syndication Agent, and the other Lenders party thereto).

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

VALVOLINE INC.
(Registrant)

May 2, 2019	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer