Form 10-Q
period 2019-06-30
VALVOLINE INC
filed 2019-08-01
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky	30-0939371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Valvoline Way
Lexington, Kentucky 40509
Telephone Number (859) 357-7777
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	VVV	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).         Yes ☑     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☑
At July 30, 2019, there were 188,189,958 shares of the Registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share data - unaudited)	2019	2018	2019	2018
Sales	$613	$577	$1,761	$1,691
Cost of sales	406	376	1,168	1,088
Gross profit	207	201	593	603

Selling, general and administrative expenses	116	110	334	328
Net legacy and separation-related (income) expenses	—	(3)	3	14
Equity and other income, net	(11)	(8)	(29)	(29)
Operating income	102	102	285	290
Net pension and other postretirement plan income	(2)	(10)	(7)	(30)
Net interest and other financing expenses	19	15	55	45
Income before income taxes	85	97	237	275
Income tax expense	20	33	56	154
Net income	$65	$64	$181	$121

NET INCOME PER SHARE
Basic	$0.34	$0.33	$0.96	$0.61
Diluted	$0.34	$0.33	$0.96	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	189	195	189	199
Diluted	189	196	189	200

COMPREHENSIVE INCOME
Net income	$65	$64	$181	$121
Other comprehensive income (loss), net of tax
Currency translation adjustments	1	(13)	(1)	(9)
Amortization of pension and other postretirement plan prior service credit	(3)	(3)	(7)	(7)
Other comprehensive loss	(2)	(16)	(8)	(16)
Comprehensive income	$63	$48	$173	$105

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2019	September 30 2018
Assets
Current assets
Cash and cash equivalents	$126	$96
Accounts receivable, net	423	409
Inventories, net	200	176
Prepaid expenses and other current assets	52	44
Total current assets	801	725
Noncurrent assets
Property, plant and equipment, net	455	420
Goodwill and intangibles, net	490	448
Equity method investments	35	31
Deferred income taxes	113	138
Other noncurrent assets	106	92
Total noncurrent assets	1,199	1,129
Total assets	$2,000	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$7	$30
Trade and other payables	163	178
Accrued expenses and other liabilities	242	203
Total current liabilities	412	411
Noncurrent liabilities
Long-term debt	1,334	1,292
Employee benefit obligations	322	333
Other noncurrent liabilities	184	176
Total noncurrent liabilities	1,840	1,801
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized;188 shares issued and outstanding at June 30, 2019 and September 30, 2018	2	2
Paid-in capital	13	7
Retained deficit	(291)	(399)
Accumulated other comprehensive income	24	32
Total stockholders’ deficit	(252)	(358)
Total liabilities and stockholders’ deficit	$2,000	$1,854

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Nine months ended June 30, 2019
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2018	188	$2	$7	$(399)	$32	$(358)
Net income	—	—	—	53	—	53
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	1	—	—	1
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	(13)
Currency translation adjustments	—	—	—	—	(4)	(4)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2018	188	$2	$8	$(379)	$26	$(343)
Net income	—	—	—	63	—	63
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	2	—	—	2
Currency translation adjustments	—	—	—	—	2	2
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2019	188	$2	$10	$(336)	$26	$(298)
Net income	—	—	—	65	—	65
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	3	—	—	3
Currency translation adjustments	—	—	—	—	1	1
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(3)	(3)
Balance at June 30, 2019	188	$2	$13	$(291)	$24	$(252)

	Nine months ended June 30, 2018
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2017	203	$2	$5	$(167)	$43	$(117)
Net loss	—	—	—	(10)	—	(10)
Dividends paid, $0.0745 per common share	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	2	—	—	2
Repurchases of common stock	(2)	—	—	(39)	—	(39)
Purchase of remaining ownership interest in subsidiary	—	—	(7)	(7)	—	(14)
Currency translation adjustments	—	—	—	—	1	1
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2017	201	$2	$—	$(238)	$42	$(194)
Net income	—	—	—	67	—	67
Dividends paid, $0.0745 per common share	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	3	(1)	—	2
Repurchases of common stock	(4)	—	—	(87)	—	(87)
Currency translation adjustments	—	—	—	—	3	3
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2018	197	$2	$3	$(274)	$43	$(226)
Net income	—	—	—	64	—	64
Dividends paid, $0.0745 per common share	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	3	—	—	3
Repurchases of common stock	(4)	—	—	(98)	—	(98)
Currency translation adjustments	—	—	—	—	(13)	(13)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(3)	(3)
Balance at June 30, 2018	193	$2	$6	$(323)	$27	$(288)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2019	2018
Cash flows from operating activities
Net income	$181	$121
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	43	39
Debt issuance cost and discount amortization	2	2
Deferred income taxes	—	71
Equity income from unconsolidated affiliates, net of distributions	(4)	(4)
Pension contributions	(7)	(13)
Stock-based compensation expense	8	10
Other operating activities, net	—	(1)
Change in assets and liabilities (a)
Accounts receivable	(48)	(80)
Inventories	(11)	(23)
Payables and accrued liabilities	34	12
Other assets and liabilities	16	47
Total cash provided by operating activities	214	181
Cash flows from investing activities
Additions to property, plant and equipment	(73)	(51)
Acquisitions, net of cash acquired	(50)	(71)
Other investing activities, net	(1)	5
Total cash used in investing activities	(124)	(117)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	743	170
Repayments on borrowings	(727)	(39)
Repurchases of common stock	—	(220)
Payments for purchase of additional ownership in subsidiary	(1)	(15)
Cash dividends paid	(60)	(45)
Other financing activities	(4)	(6)
Total cash used in financing activities	(49)	(155)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	41	(94)
Cash, cash equivalents, and restricted cash - beginning of period	96	201
Cash, cash equivalents, and restricted cash - end of period	$137	$107

(a) Excludes changes resulting from operations acquired.

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. In the opinion of management, the assumptions underlying the condensed consolidated financial statements for these interim periods are reasonable, and all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise disclosed herein. The results for interim periods are not necessarily indicative of those to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

Recent accounting pronouncements

The following standards relevant to Valvoline were either issued or adopted in the current year, or are expected to have a meaningful impact on Valvoline in future periods.

Recently adopted

In the first fiscal quarter of 2019, Valvoline adopted the following:

•In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, which established a single comprehensive model for entities to use in accounting for revenue from contracts with customers and superseded most industry-specific revenue recognition guidance. This new guidance introduced a five-step model for revenue recognition focused on the transfer of control, as opposed to the transfer of risk and rewards under prior guidance. Valvoline adopted this new revenue recognition guidance on October 1, 2018 using the modified retrospective method applied to those contracts that were not completed at the date of adoption. Under this method, the new revenue recognition guidance has been applied prospectively from the date of adoption, while prior period financial statements continue to be reported in accordance with the previous guidance. The cumulative effect of the changes at adoption was recognized through an increase to opening retained deficit of $13 million, net of tax, related to the timing of certain sales to distributors. Revenue transactions recorded under the new guidance are substantially consistent with the treatment under prior guidance, and the impact of adoption was not material to the condensed consolidated financial statements as of and for the three and nine months ended June 30, 2019 and is not expected to be material on an ongoing basis. As part of the adoption, Valvoline modified certain control procedures and processes, none of which had a material effect on the Company’s internal control over financial reporting. Refer to Note 2 for additional information regarding Valvoline’s updated accounting policy for revenue from contracts with customers and adoption of this new guidance.

•In August 2016, the FASB issued new accounting guidance regarding the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted the accounting guidance on October 1, 2018 using a retrospective approach and made an accounting policy election to classify distributions received from equity method investments based on the nature of the activities of the investee that generated the distribution, which is consistent with the Company’s previous classification as cash flows from operating activities. The other cash flow classification matters addressed in this guidance were either not relevant or material to Valvoline’s current activities. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Statements of Cash Flows.

•In November 2016, the FASB issued new accounting guidance, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Valvoline adopted this guidance retrospectively on October 1, 2018. The application of this guidance did not have a material impact on the Condensed Consolidated Statements of Cash Flows, nor did it require retrospective adjustment to the prior period financial statements as Valvoline did not have restricted cash or restricted cash equivalents in the prior periods presented. As of June 30, 2019, Valvoline had $11 million of deposits held with financial institutions, which is generally restricted for use in completing an acquisition, and is included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. This restricted cash has been included within the end-of-period total amounts shown within the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2019.

•In January 2017, the FASB issued new accounting guidance, which clarifies the definition of a business used across several areas of accounting, including the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business combination. The new guidance clarifies that a business must have at least one substantive process and also narrows the definition of outputs by more closely aligning with how outputs are described in the new revenue recognition standard. Valvoline adopted this guidance on October 1, 2018 with prospective application. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

•In May 2017, the FASB issued accounting guidance that amended the scope of modification accounting for share-based payment awards. The new guidance requires modification accounting if the fair value, vesting condition, or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. Valvoline adopted this guidance prospectively on October 1, 2018, and the Company did have certain modifications of share-based awards in connection with the restructuring activities described in Note 8; however, the award modifications and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

•In August 2018, the FASB issued new accounting guidance related to fees paid by a customer in a cloud computing arrangement, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement with the existing capitalization guidance for implementation costs incurred to develop or obtain internal-use software. Valvoline adopted this guidance prospectively on October 1, 2018 and capitalized approximately $3 million of cloud computing arrangement implementation costs during the nine months ended June 30, 2019. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Management will finalize its assessment and adopt the new guidance in the first fiscal quarter of 2020. This new guidance is expected to be adopted with election of the optional transition approach through recognition of the cumulative effect as an adjustment to retained deficit at adoption on October 1, 2019 without retrospective application to prior period financial statements. While the Company is finalizing its determinations, Valvoline expects to elect certain practical expedients permitted by the new guidance, including the package of practical expedients that allows for previous accounting conclusions regarding lease identification and classification to be carried forward for leases which commence prior to adoption, as well as the practical expedient to not separate lease and non-lease components and account for them as a single lease component. The Company does not currently expect to elect the hindsight or short-term lease practical expedients.

The Company has made progress in its assessment and implementation efforts, including the identification and assessment of all forms of its leases, implementing an enterprise-wide lease management system, and evaluating additional changes to business processes and internal controls to ensure the reporting and disclosure requirements of the new guidance are met. At this time, the Company cannot estimate the specific quantitative impact of adopting this new guidance; however, adoption is expected to have a material impact on the Condensed Consolidated Balance Sheet as Valvoline has a significant number of operating leases, including many of its service center store locations, which will be recognized as right-of-use assets with associated lease liabilities upon adoption. The Company does not currently anticipate a material impact on the Condensed Consolidated Statements of Comprehensive Income, Cash Flows, or Stockholders’ Deficit.

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

Most revenue transactions and activities recorded under the new revenue recognition accounting guidance are substantially consistent with the treatment under prior guidance. The following tables summarize the impact of the new revenue accounting guidance on Valvoline’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Comprehensive Income as of and for the three and nine months ended June 30, 2019:

	June 30, 2019
Impact of Changes to Condensed Consolidated Balance Sheet	As reported	Adjustments (a)	Under prior guidance
(In millions)
Accounts receivable, net	$423	$37	$460
Inventories, net	$200	$(15)	$185
Deferred income taxes	$113	$(6)	$107
Accrued expenses and other liabilities	$242	$(1)	$241
Retained deficit	$291	$(15)	$276

(a) Adjustments include the opening retained deficit adjustments as detailed in the table above.

	Three months ended June 30, 2019
Impact of Changes to Condensed Consolidated Statement of Comprehensive Income	As reported	Adjustments	Under prior guidance
(In millions)
Sales	$613	$(10)	$603
Cost of sales	406	(14)	392
Gross profit	$207	$4	$211
Selling, general and administrative expenses	$116	$3	$119
Equity and other income, net	$11	$1	$12
Operating income	$102	$2	$104
Income before income taxes	$85	$2	$87
Income tax expense	$20	$1	$21
Net income	$65	$1	$66

Basic earnings per share	$0.34	$0.01	$0.35
Diluted earnings per share	$0.34	$0.01	$0.35

	Nine months ended June 30, 2019
Impact of Changes to Condensed Consolidated Statement of Comprehensive Income	As reported	Adjustments	Under prior guidance
(In millions)
Sales	$1,761	$(34)	$1,727
Cost of sales	1,168	(42)	1,126
Gross profit	$593	$8	$601
Selling, general and administrative expenses	$334	$6	$340
Equity and other income, net	$29	$1	$30
Operating income	$285	$3	$288
Income before income taxes	$237	$3	$240
Income tax expense	$56	$1	$57
Net income	$181	$2	$183

Basic earnings per share	$0.96	$0.01	$0.97
Diluted earnings per share	$0.96	$0.01	$0.97

Disaggregation of revenue

The following summarizes sales by primary customer channel for the Company’s reportable segments:

(In millions)	Three months ended June 30, 2019	Nine months ended June 30, 2019
Quick Lubes
Company-owned operations	$136	$388
Non-company owned operations	75	212
Total Quick Lubes	211	600

Core North America
Retail	143	399
Installer and other	117	336
Total Core North America	260	735

International	142	426

Consolidated sales	$613	$1,761

Sales by reportable segment disaggregated by geographic market follows for the three and nine months ended June 30, 2019:

(In millions)	Quick Lubes	Core North America	International	Totals
Three months ended
North America (a)	$211	$260	$—	$471
Europe, Middle East and Africa ("EMEA")	—	—	43	43
Asia Pacific	—	—	72	72
Latin America (a)	—	—	27	27
Total	$211	$260	$142	$613

Nine months ended
North America (a)	$600	$735	$—	$1,335
Europe, Middle East and Africa ("EMEA")	—	—	134	134
Asia Pacific	—	—	212	212
Latin America (a)	—	—	80	80
Total	$600	$735	$426	$1,761

(a) Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

The following disaggregates the Company’s sales by timing of revenue recognized:

(In millions)	Three months ended June 30, 2019	Nine months ended June 30, 2019
Sales at a point in time	$602	$1,730
Franchised revenues transferred over time	11	31
Consolidated sales	$613	$1,761

Nature of goods and services

Valvoline generates all operating revenues from contracts with customers, primarily as a result of the sale and service delivery of engine and automotive maintenance products to customers. Valvoline derives its sales from its broad line of products and complementary services through three principal activities managed across its three reportable segments: (i) engine and automotive maintenance products, (ii) company-owned quick-lube operations, and (iii) franchised quick-lube operations. Valvoline’s sales are generally to retail, installer, industrial, distributor, franchise, and end consumers to facilitate vehicle and equipment service and maintenance. Approximately 98% of Valvoline’s net sales are products and services sold at a point in time through either ship-and-bill performance obligations or company-owned quick lube operations. The remaining 2% of Valvoline’s net sales generally relate to franchise fees.

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

Engine and automotive maintenance products

Engine and automotive maintenance products primarily include lubricants, antifreeze, chemicals, filters, and other complementary products for use across a wide array of vehicles and engines. The Company’s customers typically enter into a sales agreement which outlines a framework of terms and conditions that apply to all current and future purchase orders for the customer submitted under such sales agreement. In these situations, the Company’s contract with the customer is the sales agreement combined with the customer purchase order as specific products and quantities are not indicated until a purchase order is submitted. As the Company’s contract with the customer is typically for a single purchase order under the supply agreement to be delivered at a point in time, the duration of the contract is almost always one year or less. The Company’s products are distinct and separately identifiable on customer purchase orders, with each product sale representing a separate performance obligation that is generally delivered simultaneously. Valvoline is the principal to these contracts as the Company has control of the products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis.

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

Customer payment terms vary by region and customer and are generally 30 to 60 days after delivery. Valvoline does not provide extended payment terms greater than one year.

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

Franchised quick-lube operations

The primary performance obligations related to franchised quick-lube operations include product sales as described above and the license of intellectual property, which provides access to the Valvoline brand and proprietary information to operate service center stores over the term of a franchise agreement. Other franchise performance obligations do not result in material revenue. Each performance obligation is distinct, and franchisees generally receive and consume the benefits provided by the Company’s performance over the course of the franchise agreement, which typically range from 10 to 15 years. Billings and payments occur monthly.

In exchange for the license of Valvoline intellectual property, franchisees generally remit initial fees upon opening a service center store and royalties at a contractual rate of the applicable service center store sales over the term of the franchise agreement. The license provides access to the intellectual property over the term of the franchise agreement and is considered a right-to-access license of symbolic intellectual property as substantially all of its utility is derived from association with the Company’s past and ongoing activities. The license granted to operate each franchised service center store is the predominant item to which the royalties relate and represents a distinct performance obligation which is recognized over time as the underlying sales occur, as this is the most appropriate measure of progress toward complete satisfaction of the performance obligation.

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

Contract balances

Valvoline invoices customers once or as performance obligations are satisfied, at which point payment becomes unconditional. As the majority of the Company’s performance obligations are satisfied at a point in time and customers typically do not make material payments in advance, nor does Valvoline have a right to consideration in advance of control transfer, the Company had no contract assets or contract liabilities recorded within its Condensed Consolidated Balance Sheet at adoption or as of June 30, 2019. The Company recognizes a receivable on its Condensed Consolidated Balance Sheet when the Company performs a service or transfers a product in advance of receiving consideration, and the Company’s right to consideration is unconditional and only the passage of time is required before payment of that consideration is due.

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of:

(In millions)	Fair Value Hierarchy	June 30 2019	September 30 2018
Cash and cash equivalents
Money market funds	Level 1	$3	$5
Time deposits (a)	Level 2	34	22
Prepaid expenses and other current assets
Currency derivatives (b)	Level 2	1	1
Time deposits (a)	Level 2	1	—
Other noncurrent assets
Non-qualified trust funds	Level 1	21	25
Total assets at fair value		$60	$53

Accrued expenses and other liabilities
Currency derivatives (b)	Level 2	$2	$1
Total liabilities at fair value		$2	$1

(a) Time deposits with original maturities of three months or less are classified within cash equivalents and those with original maturities of one year or less are classified within Prepaid expenses and other current assets.
(b) The Company had outstanding contracts with notional values of $82 million and $74 million as of June 30, 2019 and September 30, 2018, respectively.

There have been no changes in the nature of inputs or valuation approaches relative to the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis from those as of September 30, 2018. There were no material gains or losses recognized in earnings during the three and nine months ended June 30, 2019 or 2018 related to these assets and liabilities.

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

	June 30, 2019			September 30, 2018
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$388	$371	$4	$376	$370	$5
2025 Notes	401	395	5	376	395	5
Total	$789	$766	$9	$752	$765	$10

Refer to Note 9 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

During the nine months ended June 30, 2019, the Company acquired 54 service center stores for $50 million. These acquisitions included 31 franchise service center stores acquired from Oil Changers Inc. on October 31, 2018, 18 service center stores acquired in single and multi-store transactions, and five former franchise service centers stores. During the nine months ended June 30, 2018, the Company acquired 63 service center stores, of which 60 were former franchise service center stores, for $71 million.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2019	2018
Inventories	$—	$1
Property, plant and equipment	3	2
Goodwill	34	42
Intangible assets (a)
Reacquired franchise rights	5	26
Customer relationships	5	—
Trademarks and trade names	1	—
Other	2	—
Net assets acquired	$50	$71

(a) Intangible assets acquired during the nine months ended June 30, 2019 have a weighted average amortization period of 10 years.

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

NOTE 5 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable as of:

(In millions)	June 30 2019	September 30 2018
Trade	$412	$390
Other	16	26
Accounts receivable, gross	428	416
Allowance for doubtful accounts	(5)	(7)
Total accounts receivable, net	$423	$409

During the nine months ended June 30, 2019 and 2018, Valvoline sold accounts receivable to a financial institution of $63 million and $50 million, respectively.

NOTE 6 - INVENTORIES

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method.

The following summarizes Valvoline’s inventories as of:

(In millions)	June 30 2019	September 30 2018
Finished products	$210	$189
Raw materials, supplies and work in process	34	30
Reserve for LIFO cost valuation	(41)	(40)
Excess and obsolete inventory reserves	(3)	(3)
Total inventories, net	$200	$176

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the nine months ended June 30, 2019:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2018	$252	$89	$40	$381
Acquisitions (a)	34	—	—	34
Balance at June 30, 2019	$286	$89	$40	$415

(a) Refer to Note 4 for details regarding acquisitions completed during the nine months ended June 30, 2019.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of:

	June 30, 2019			September 30, 2018
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$30	$(4)	$26	$29	$(2)	$27
Reacquired franchise rights	37	(7)	30	32	(4)	28
Customer relationships	21	(4)	17	14	(3)	11
Other intangible assets	3	(1)	2	1	—	1
Total definite-lived intangible assets	$91	$(16)	$75	$76	$(9)	$67

NOTE 8 - RESTRUCTURING ACTIVITIES

In the second fiscal quarter of 2019, Valvoline outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Part of this program includes employee separation actions, which are expected to be generally completed by the end of 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

During the three and nine months ended June 30, 2019, Valvoline recognized $4 million and $10 million of expense, respectively, for employee termination benefits, which includes severance and other benefits that will be paid to employees pursuant to the restructuring program. These expenses were recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income. The Company expects that it will incur additional employee termination expenses of approximately $3 million to $5 million, primarily during the fourth fiscal quarter of 2019.

The results by segment, as disclosed in Note 14, do not include these and restructuring expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses are included in Unallocated and other.

The following table represents the expenses recognized related to employee termination benefits during the nine months ended June 30, 2019 and the estimated remaining liability, which is included in the Condensed Consolidated Balance Sheet primarily within Accrued expenses and other liabilities:

(In millions)	Employee Termination Benefits
Balance at September 30, 2018	$—
Expenses recognized during the period	10
Payments	(1)
Balance at June 30, 2019	$9

NOTE 9 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2019	September 30 2018
2025 Notes	$400	$400
2024 Notes	375	375
Term Loans	575	270
Revolvers	—	147
Trade Receivables Facility	—	140
Other (a)	(9)	(10)
Total debt	$1,341	$1,322
Current portion of long-term debt	7	30
Long-term debt	$1,334	$1,292

(a) Other includes debt issuance costs and discounts of $10 million and $11 million as of June 30, 2019 and September 30, 2018, respectively. In addition, Other includes $1 million of debt as of June 30, 2019 and September 30, 2018 which was primarily acquired through acquisitions.

Senior Notes

The Company’s outstanding fixed rate senior notes consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes”) and 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million issued in July 2016 (the “2024 Notes” and together with the 2025 Notes, the “Senior Notes”).

Senior Credit Agreement

In fiscal 2016, Valvoline entered into a Senior Credit Agreement (the “2016 Credit Agreement”), which provided an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan facility (the “2016 Term Loan”), and (ii) a five-year $450 million revolving credit facility (the “2016 Revolver”), including a $100 million letter of credit sublimit.

On April 12, 2019, Valvoline amended the 2016 Credit Agreement (the 2016 Credit Agreement, as amended, the “2019 Credit Agreement”) to extend the maturity to 2024, provide additional capacity under the revolving facility, and lower interest rates, among other modifications. This 2019 Credit Agreement provides for an aggregate principal amount of $1,050 million in senior secured credit facilities, comprised of (i) a five-year $575 million term loan facility (the “2019 Term Loan”) and (ii) a five-year $475 million revolving credit facility (the “2019 Revolver”), including a $100 million letter of credit sublimit. As a result of the amendment, the Company recognized immaterial expense related to the accelerated amortization of previously capitalized debt issuance costs, which is included in Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019.

Prior to the amendment in fiscal 2019, the Company made payments of $15 million to the 2016 Term Loan consistent with its payment schedule and had net borrowings of $39 million under the 2016 Revolver. The 2019 Term Loan proceeds of $575 million were used to pay the outstanding principal balance of the 2016 Term Loan of $255 million, the outstanding 2016 Revolver balance of $186 million, and $120 million on the trade receivables securitization facility described below, in addition to accrued and unpaid interest and fees, as well as expenses related to the amendment. Remaining proceeds, including the remaining capacity under the 2019 Revolver, are expected to fund general corporate purposes and working capital needs. As of June 30, 2019, the total borrowing capacity remaining under the 2019 Revolver was $466 million due to a reduction of $9 million for letters of credit outstanding.

The outstanding principal balance of the 2019 Term Loan is required to be repaid in quarterly installments of approximately $7 million beginning June 30, 2020 and approximately $14 million beginning June 30, 2021, with the balance due at maturity on April 12, 2024, and prepayment due in the amount of the net cash proceeds from certain events. Amounts outstanding under the 2019 Credit Agreement may be prepaid at any time, and from time to time, in whole or part, without premium or penalty. At Valvoline’s option, amounts outstanding under the 2019 Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate fluctuates between LIBOR plus 1.375% per annum and LIBOR plus 2.000% per annum (or between the alternate base rate plus 0.375% per annum and the alternate base rate plus 1.000% per annum), based upon Valvoline’s corporate credit ratings or its consolidated net leverage ratio, whichever yields the lowest rate.

Valvoline’s existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, non-U.S. subsidiaries and certain other subsidiaries) guarantee the 2019 Credit Agreement, which is also secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of Valvoline and the guarantors, including all or a portion of the equity interests of certain of Valvoline’s domestic subsidiaries and first-tier non-U.S. subsidiaries, and in certain cases, a portion of the equity interests of other non-U.S. subsidiaries.

The 2019 Credit Agreement contains usual and customary representations, warranties, events of default, and affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as the maintenance of financial covenants as of the end of each fiscal quarter, including a maximum consolidated net leverage ratio of 4.5 and a minimum consolidated interest coverage ratio of 3.0. As of June 30, 2019, Valvoline was in compliance with all covenants under the 2019 Credit Agreement.

Trade Receivables Facility

As of June 30, 2019, there were no amounts outstanding under the $175 million trade receivables securitization facility (the “Trade Receivables Facility”), and as of September 30, 2018, there was $140 million outstanding. During the nine months ended June 30, 2019, Valvoline borrowed $82 million and made payments of $222 million, including the payment made with a portion of the proceeds from the 2019 Term Loan.

Based on the availability of eligible receivables, the full capacity of the Trade Receivables Facility was available as of June 30, 2019. The financing subsidiary owned $274 million and $275 million of outstanding accounts receivable as of June 30, 2019 and September 30, 2018, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

NOTE 10 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended June 30		Nine months ended June 30
(In millions)	2019	2018	2019	2018
Income tax expense	$20	$33	$56	$154
Effective tax rate percentage	23.5%	34.0%	23.6%	56.0%

The decreases in income tax expense and the effective tax rate from the prior year periods were principally driven by the prior year enactment of U.S. and Kentucky tax reform legislation, which resulted in the full benefit of lower corporate statutory income tax rates in fiscal 2019 and expense of approximately $6 million and $76 million recognized during the three and nine months ended June 30, 2018, respectively, primarily related to the remeasurement of net deferred tax assets at the lower corporate statutory income tax rates. Furthermore, a benefit of $5 million was recognized in the nine months ended June 30, 2019 related to the expected utilization of tax attributes as a result of the clarification of certain provisions of Kentucky tax reform legislation.

The Company finalized its provisional estimates of the impacts of U.S. tax reform legislation during the three months ended December 31, 2018, which resulted in no significant adjustments.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit cost (income):

			Other postretirement benefits
	Pension benefits
(In millions)	2019	2018	2019	2018
Three months ended June 30
Service cost	$—	$—	$—	$—
Interest cost	21	19	—	—
Expected return on plan assets	(20)	(26)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit cost (income)	$1	$(7)	$(3)	$(3)

Nine months ended June 30
Service cost	$1	$1	$—	$—
Interest cost	61	56	1	1
Expected return on plan assets	(60)	(78)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Net periodic benefit cost (income)	$2	$(21)	$(8)	$(8)

NOTE 12 – LITIGATION, CLAIMS AND CONTINGENCIES

From time to time, Valvoline is party to lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. The Company establishes liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable. Where appropriate, the Company has recorded liabilities with respect to these matters, which were immaterial for the periods presented as reflected in the condensed consolidated financial statements herein. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. In addition, Valvoline discloses matters for which management believes a material loss is at least reasonably possible.

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

NOTE 13 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share for the following periods:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2019	2018	2019	2018
Numerator
Net income	$65	$64	$181	$121
Denominator

Weighted average common shares outstanding	189	195	189	199
Effect of potentially dilutive securities (a)	—	1	—	1
Weighted average diluted shares outstanding	189	196	189	200

Earnings per share
Basic	$0.34	$0.33	$0.96	$0.61
Diluted	$0.34	$0.33	$0.96	$0.61

(a) Approximately 1 million and 2 million outstanding stock appreciation rights were not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended June 30, 2019, respectively.

NOTE 14 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•Quick Lubes - services the passenger car and light truck quick lube market through company-owned and independent franchised retail quick lube service center stores and independent Express Care stores that service vehicles with Valvoline products, as well as through investment in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America.

•Core North America - sells engine and automotive maintenance products in the United States and Canada to retailers, installers, and heavy-duty customers to service vehicles and equipment.

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

The following table presents sales and operating income for each reportable segment:

	Three months ended		Nine months ended
(In millions)	June 30		June 30
	2019	2018	2019	2018
Sales
Quick Lubes	$211	$167	$600	$479
Core North America	260	264	735	773
International	142	146	426	439
Consolidated sales	$613	$577	$1,761	$1,691

Operating income
Quick Lubes	$48	$38	$130	$111
Core North America	38	41	109	130
International	20	20	61	63
Total operating segments	106	99	300	304
Unallocated and other (a)	(4)	3	(15)	(14)
Consolidated operating income	$102	$102	$285	$290

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

Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$491	$140	$(18)	$613
Cost of sales	—	324	100	(18)	406
Gross profit	—	167	40	—	207

Selling, general and administrative expenses	3	87	26	—	116
Net legacy and separation-related expenses	—	—	—	—	—
Equity and other (income) expenses, net	—	(16)	5	—	(11)
Operating (loss) income	(3)	96	9	—	102
Net pension and other postretirement plan income	—	(2)	—	—	(2)
Net interest and other financing expenses	17	2	—	—	19
(Loss) income before income taxes	(20)	96	9	—	85
Income tax (benefit) expense	(5)	24	1	—	20
Equity in net income of subsidiaries	(80)	(8)	—	88	—
Net income	$65	$80	$8	$(88)	$65

Total comprehensive income	$63	$78	$9	$(87)	$63

Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$456	$137	$(16)	$577
Cost of sales	—	294	98	(16)	376
Gross profit	—	162	39	—	201

Selling, general and administrative expenses	3	81	26	—	110
Net legacy and separation-related income	(3)	—	—	—	(3)
Equity and other (income) expenses, net	—	(11)	3	—	(8)
Operating income	—	92	10	—	102
Net pension and other postretirement plan income	—	(10)	—	—	(10)
Net interest and other financing expenses	14	1	—	—	15
(Loss) income before income taxes	(14)	101	10	—	97
Income tax (benefit) expense	(1)	30	4	—	33
Equity in net income of subsidiaries	(77)	(6)	—	83	—
Net income	$64	$77	$6	$(83)	$64

Total comprehensive income	$48	$61	$(5)	$(56)	$48

Condensed Consolidating Statements of Comprehensive Income
For the nine months ended June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,396	$415	$(50)	$1,761
Cost of sales	—	917	301	(50)	1,168
Gross profit	—	479	114	—	593

Selling, general and administrative expenses	8	258	68	—	334
Net legacy and separation-related expenses	3	—	—	—	3
Equity and other (income) expenses, net	—	(43)	14	—	(29)
Operating (loss) income	(11)	264	32	—	285
Net pension and other postretirement plan income	—	(7)	—	—	(7)
Net interest and other financing expenses	47	5	3	—	55
(Loss) income before income taxes	(58)	266	29	—	237
Income tax (benefit) expense	(16)	65	7	—	56
Equity in net income of subsidiaries	(223)	(22)	—	245	—
Net income	$181	$223	$22	$(245)	$181

Total comprehensive income	$173	$215	$20	$(235)	$173

Condensed Consolidating Statements of Comprehensive Income
For the nine months ended June 30, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,319	$413	$(41)	$1,691
Cost of sales	—	832	297	(41)	1,088
Gross profit	—	487	116	—	603

Selling, general and administrative expenses	10	247	71	—	328
Net legacy and separation-related expenses	4	10	—	—	14
Equity and other (income) expenses, net	—	(37)	8	—	(29)
Operating (loss) income	(14)	267	37	—	290
Net pension and other postretirement plan income	—	(30)	—	—	(30)
Net interest and other financing expenses	39	4	2	—	45
(Loss) income before income taxes	(53)	293	35	—	275
Income tax expense	16	128	10	—	154
Equity in net income of subsidiaries	(190)	(25)	—	215	—
Net income	$121	$190	$25	$(215)	$121

Total comprehensive income	$105	$174	$17	$(191)	$105

Condensed Consolidating Balance Sheets
As of June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$29	$97	$—	$126
Accounts receivable, net	—	203	359	(139)	423
Inventories, net	—	117	83	—	200
Prepaid expenses and other current assets	1	29	22	—	52
Total current assets	1	378	561	(139)	801
Noncurrent assets
Property, plant and equipment, net	—	408	47	—	455
Goodwill and intangibles, net	—	418	72	—	490
Equity method investments	—	35	—	—	35
Investment in subsidiaries	1,158	553	—	(1,711)	—
Deferred income taxes	79	19	15	—	113
Other noncurrent assets	3	95	8	—	106
Total noncurrent assets	$1,240	1,528	142	(1,711)	1,199
Total assets	$1,241	$1,906	$703	$(1,850)	$2,000

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$7	$—	$—	$—	$7
Trade and other payables	97	107	98	(139)	163
Accrued expenses and other liabilities	20	188	34	—	242
Total current liabilities	124	295	132	(139)	412
Noncurrent liabilities
Long-term debt	1,333	1	—	—	1,334
Employee benefit obligations	—	305	17	—	322
Other noncurrent liabilities	36	147	1	—	184
Total noncurrent liabilities	1,369	453	18	—	1,840
Commitments and contingencies
Stockholders’ (deficit) equity	(252)	1,158	553	(1,711)	(252)
Total liabilities and stockholders’ deficit / equity	$1,241	$1,906	$703	$(1,850)	$2,000

Condensed Consolidating Balance Sheets
As of September 30, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$20	$76	$—	$96
Accounts receivable, net	—	48	480	(119)	409
Inventories, net	—	95	81	—	176
Prepaid expenses and other current assets	1	38	5	—	44
Total current assets	1	201	642	(119)	725
Noncurrent assets
Property, plant and equipment, net	—	384	36	—	420
Goodwill and intangibles, net	—	396	52	—	448
Equity method investments	—	31	—	—	31
Investment in subsidiaries	801	509	—	(1,310)	—
Deferred income taxes	62	63	13	—	138
Other noncurrent assets	2	85	5	—	92
Total noncurrent assets	865	1,468	106	(1,310)	1,129
Total assets	$866	$1,669	$748	$(1,429)	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$—	$—	$—	$30
Trade and other payables	3	241	53	(119)	178
Accrued expenses and other liabilities	7	168	28	—	203
Total current liabilities	40	409	81	(119)	411
Noncurrent liabilities
Long-term debt	1,151	1	140	—	1,292
Employee benefit obligations	—	317	16	—	333
Other noncurrent liabilities	33	141	2	—	176
Total noncurrent liabilities	1,184	459	158	—	1,801
Commitments and contingencies
Stockholders’ (deficit) equity	(358)	801	509	(1,310)	(358)
Total liabilities and stockholders’ deficit / equity	$866	$1,669	$748	$(1,429)	$1,854

Condensed Consolidating Statements of Cash Flows
For the nine months ended June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(94)	$98	$210	$—	$214

Cash flows from investing activities
Additions to property, plant and equipment	—	(60)	(13)	—	(73)
Acquisitions, net of cash acquired	—	(28)	(22)	—	(50)
Other investing activities, net	—	1	(2)	—	(1)
Cash flows used in investing activities	—	(87)	(37)	—	(124)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	661	—	82	—	743
Repayments on borrowings	(505)	—	(222)	—	(727)
Payments for purchase of additional ownership in subsidiary	—	—	(1)	—	(1)
Cash dividends paid	(60)	—	—	—	(60)
Other financing activities	(2)	(2)	—	—	(4)
Cash flows provided by (used in) financing activities	94	(2)	(141)	—	(49)

Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	—	—	—
Increase in cash, cash equivalents, and restricted cash	—	9	32	—	41
Cash, cash equivalents, and restricted cash - beginning of year	—	20	76	—	96
Cash, cash equivalents, and restricted cash - end of period	$—	$29	$108	$—	$137

Condensed Consolidating Statements of Cash Flows
For the nine months ended June 30, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(28)	$287	$(78)	$—	$181

Cash flows from investing activities
Additions to property, plant and equipment	—	(48)	(3)	—	(51)
Acquisitions, net of cash acquired	—	(71)	—	—	(71)
Other investing activities, net	—	5	—	—	5
Return of advance from subsidiary	263	—	—	(263)	—
Cash flows provided by (used in) investing activities	263	(114)	(3)	(263)	(117)

Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	70	—	100	—	170
Repayments on borrowings	(38)	—	(1)	—	(39)
Repurchases of common stock	(220)	—	—	—	(220)
Payments for purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(45)	—	—	—	(45)
Other financing activities	(2)	(2)	(2)	—	(6)
Other intercompany activity, net	—	(263)	—	263	—
Total cash (used in) provided by financing activities	(235)	(265)	82	263	(155)

Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(3)	—	(3)
Decrease in cash, cash equivalents and restricted cash	—	(92)	(2)	—	(94)
Cash, cash equivalents, and restricted cash - beginning of year	—	99	102	—	201
Cash, cash equivalents, and restricted cash - end of period	$—	$7	$100	$—	$107

NOTE 16 – SUBSEQUENT EVENTS

Acquisition activity

From July 1 through July 31, 2019, Valvoline completed four acquisitions for an aggregate purchase price of approximately $18 million. These acquisitions included three single-store acquisitions of service center stores within the Quick Lubes reportable segment and an Eastern European lubricant production company, including its manufacturing facility, within the International reportable segment. These acquisitions provide an opportunity to further grow Valvoline's Quick Lubes system of more than 500 company-owned service center stores and expand Valvoline’s presence in Eastern Europe, including additional investment in the Company’s regional European supply chain capabilities.

Dividend declared

On July 18, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.106 per share of Valvoline common stock. The dividend is payable on September 16, 2019 to shareholders of record on August 30, 2019.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, including estimates, projections, and statements related to the Company’s business plans and operating results, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed periodic reports on Forms 10-K and 10-Q. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

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
In the United States and Canada, Valvoline’s products and services are sold through more than 1,350 franchised and company-owned service center stores, to retailers with over 30,000 retail outlets, and to installer customers with over 12,000 locations. Valvoline also has a strong international presence with products sold in approximately 140 countries.

Valvoline has three reportable segments: Quick Lubes, Core North America, and International, with certain corporate and non-operational items included in Unallocated and other to reconcile to consolidated results.

BUSINESS STRATEGY
To deliver on Valvoline’s key business and growth strategies in fiscal 2019 and beyond, the Company is focused on:

•Aggressively growing Quick Lubes through organic service center expansion and opportunistic acquisitions, while enhancing retail service capabilities through a consistent and preferred customer experience delivered by hands-on experts;

•Strengthening the foundation in Core North America by leveraging investments in technology and marketing to drive speed, efficiency and value across the business and customer interactions, while increasing penetration of Valvoline’s full product portfolio;

•Accelerating International market share growth through continued development of and investment in key emerging and high value markets where demand is growing;

•Broadening capabilities to serve future transport vehicles by developing relationships with original equipment manufacturers and leveraging innovation in the development of future products and light services in direct and adjacent markets; and

•Accelerating the shift to a services-driven business by leveraging customer relationships and experiences to develop new capabilities and expand across geographies.

THIRD FISCAL QUARTER 2019 OVERVIEW

The following were the significant events for the third fiscal quarter of 2019, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $65 million and diluted earnings per share of $0.34 in the three months ended June 30, 2019. Quick Lubes had another strong quarter, Core North America improved sequentially, and International performed consistently.

•Quick Lubes delivered system-wide same-store sales growth of nearly 10% during the quarter and opened its 500th company-owned service center store and its 850th franchised service center store during the period, resulting in 198 total net new service center stores added to the system since the prior year. Service center store additions along with same-store sales growth continue to drive overall momentum in sales and earnings.

•Core North America improved performance from recent quarters, including sequential volume and sales growth from the second fiscal quarter of 2019, which reflects progress made toward addressing difficult market and competitive dynamics in the retail customer channel. Compared to the prior year quarter, volumes were lower in the retail customer channel as a result of these dynamics, and declines in the installer customer channel were primarily due to changes with certain key accounts and the timing of distributor sales. Core North America's quarterly results included unfavorable impacts related to the temporary shutdown of the Company's second largest domestic blending facility and the new revenue recognition guidance that resulted in a decline in the segment's operating income, which otherwise would have increased 5% from the prior year quarter.

•International sales and earnings decreased compared to the prior year period predominantly due to unfavorable currency movements. Continued volume gains in the EMEA region were offset by softness in Latin America and certain Asia-Pacific markets.

•On April 12, 2019, Valvoline amended its 2016 Credit Agreement to provide additional capacity under the revolving facility, lower interest rates, and extend the maturity to 2024. Proceeds from the amendment were used to pay down balances on the 2016 Term Loan, the 2016 Revolver, and the Trade Receivables Facility, and the remaining proceeds, including the undrawn amended revolving credit facility, are primarily expected to fund general corporate purposes and working capital needs.

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

•Adjusted EBITDA, which management defines as EBITDA adjusted for key items, as further described below, and net pension and other postretirement plan expense/income; and

•Free cash flow, which management defines as operating cash flows less capital expenditures and certain other adjustments as applicable.

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

Due to depreciable assets associated with the nature of the Company’s operations and interest costs related to Valvoline’s capital structure, management believes EBITDA is an important supplemental measure to evaluate the Company’s operating results between periods on a comparable basis.

Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Adjusted EBITDA excludes the impact of the following:

•Key items - Key items consist of income or expenses associated with certain unusual, infrequent or non-operational income or expenses not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods. Key items may consist of adjustments related to: the impairment of an equity investment; legacy businesses, including the separation from Ashland and associated impacts of related indemnities; significant acquisitions or divestitures; restructuring-related matters; and other matters that are non-operational or unusual in nature. Key items are considered by management to be outside the comparable operational performance of the business and are also often related to legacy matters or market-driven events that are not directly related to the underlying business and do not have an immediate, corresponding impact on the Company’s ongoing performance. Details with respect to the composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

•Net pension and other postretirement plan expense/income - Net pension and other postretirement plan expense/income includes several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost/credit. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global financial markets (in particular, interest rates) and are outside the operational performance of the business and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA will continue to include pension and other postretirement service costs related to current employee service as well as the costs of other benefits provided to employees for current service.

Management uses free cash flow as an additional non-GAAP metric of cash flow generation. By including capital expenditures and certain other adjustments, as applicable, management is able to provide an indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

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

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended June 30				Nine months ended June 30
	2019		2018		2019		2018
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$613	100.0%	$577	100.0%	$1,761	100.0%	$1,691	100.0%
Gross profit	$207	33.8%	$201	34.8%	$593	33.7%	$603	35.7%
Net operating expenses	$105	17.1%	$99	17.2%	$308	17.5%	$313	18.5%
Operating income	$102	16.6%	$102	17.7%	$285	16.2%	$290	17.1%
Net income	$65	10.6%	$64	11.1%	$181	10.3%	$121	7.2%

Sales

Sales for the three months ended June 30, 2019 increased $36 million, or 6%, compared to the three months ended June 30, 2018. Sales for the nine months ended June 30, 2019 increased $70 million, or 4%, compared to the nine months ended June 30, 2018. The following table provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended June 30, 2019	Nine months ended June 30, 2019
Pricing	$19	$50
Revenue recognition adjustments	10	34
Volume	8	(7)
Product mix	5	11
Currency exchange	(8)	(25)
Acquisitions	2	7
Change in sales	$36	$70

Key drivers of the increase in sales for the three and nine months ended June 30, 2019 compared to the prior year periods were higher product pricing, favorable product mix, acquisitions of Quick Lubes service center stores, and the impact related to the adoption of new revenue recognition guidance, partially offset by unfavorable currency exchange. During the three months ended June 30, 2019, the effects of volume improvements in Quick Lubes more than offset declines in Core North America, favorably impacting sales during the period. For the nine months ended June 30, 2019, lubricant gallons sold decreased 2% to 132.0 million, which unfavorably impacted sales as the volume declines in Core North America and International more than offset the impact of volume gains in Quick Lubes.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit for the three months ended June 30, 2019 increased $6 million compared to the three months ended June 30, 2018, while gross profit decreased $10 million for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The table below provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended June 30, 2019	Nine months ended June 30, 2019
Volume and product mix	$10	$2
Revenue recognition adjustments	(4)	(8)
Acquisitions	3	7
Currency exchange	(2)	(6)
Price and cost	(1)	(5)
Change in gross profit	$6	$(10)

The increase in gross profit for the three months ended June 30, 2019 compared to the prior year period was driven by favorable changes in volume and product mix, as well as the addition of acquired Quick Lubes service center stores. The benefit of volume improvements in Quick Lubes and broad premium product mix increases more than offset the volume declines in Core North America and International during the nine months ended June 30, 2019, leading to a favorable volume and mix impact on gross profit. Offsetting these favorable impacts were decreases in gross profit related to the adoption of new revenue recognition guidance, currency exchange due to the strong U.S. dollar, and costs in excess of price, which included incremental costs related to the temporary shutdown of the Company's second largest domestic blending facility due to a fire at a nearby third-party petrochemical terminal. In the three months ended June 30, 2019, these unfavorable impacts partially offset the favorable effects, while they more than offset the increases in the nine months ended June 30, 2019.

The Valvoline blending facility in Texas that was temporarily shut down near the end of the second fiscal quarter of 2019, due to a nearby third-party fire and resulting chemical releases, sustained no damage, reopened and resumed operations in late April 2019. The Company quickly addressed the shutdown by utilizing its supply chain to shift production and minimize business impacts in order to fulfill customer orders timely. These actions resulted in incremental expenses of $5 million and $6 million during the three and nine months ended June 30, 2019, respectively. Management is pursuing insurance recoveries related to the business interruption and does not expect material incremental costs to be incurred in the fourth fiscal quarter of 2019.

The decreases in gross profit margin year-over-year were largely due to certain reclassifications related to the adoption of new revenue recognition guidance, the incremental business interruption expenses related to the temporary shutdown of the blending facility, and the dilutive effect of the pass through of raw materials cost. These unfavorable impacts more than offset improvements driven by product mix, acquisitions and currency exchange.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended June 30				Nine months ended June 30
	2019		2018		2019		2018
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$116	18.9%	$110	19.1%	$334	19.0%	$328	19.4%
Net legacy and separation-related (income) expenses	—	—%	(3)	(0.5)%	3	0.2%	14	0.8%
Equity and other income, net	(11)	(1.8)%	(8)	(1.4)%	(29)	(1.7)%	(29)	(1.7)%
Net operating expenses	$105	17.1%	$99	17.2%	$308	17.5%	$313	18.5%

Selling, general and administrative expenses increased $6 million in both the three and nine months ended June 30, 2019 compared to the prior year periods. These increases were largely driven by restructuring and related expenses of $4 million and $12 million recognized during the three and nine months ended June 30, 2019, respectively. In addition, acquisitions, marketing and advertising, as well as depreciation and amortization contributed to the increase in each period. During the three and nine months ended June 30, 2019, these increases were partially offset by the favorable impacts of currency exchange and certain reclassifications related to the adoption of new revenue recognition guidance in fiscal 2019. These increases were further offset by declines in employee-related costs in the nine months ended June 30, 2019.

Net legacy and separation-related income decreased $3 million for the three months ended June 30, 2019 and net expenses decreased $11 million for the nine months ended June 30, 2019 compared to the prior year periods. These changes were largely related to the effects of the enactment of U.S. and Kentucky tax reform in fiscal 2018, which drove adjustments to the estimated indemnities due under the Tax Matters Agreement. Furthermore, the decrease in net expenses for the nine months ended June 30, 2019 is related to a decline due to a legacy multiemployer pension plan partial withdrawal assessment recognized in the prior year period.

Equity and other income, net increased $3 million and was flat in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. Increases in the three and nine months ended June 30, 2019 compared to the prior year were primarily related to other income for fees associated with the termination of certain contracts and an incentive received for operating in a free-trade zone outside the U.S. In the nine months ended June 30, 2019, these increases, coupled with additional free-trade zone incentives received earlier in the fiscal year, were offset by a decrease in other income related to a gain recognized in the prior year due to the sale of two Quick Lubes stores and lower equity income as a result of reduced volumes from unconsolidated subsidiaries during the first half of fiscal 2019.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and nine months ended June 30, 2019 decreased $8 million and $23 million, respectively, from the prior year periods. These decreases were due to pension de-risking actions the Company began taking in fiscal 2017 to shift the U.S. qualified plan’s target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations, which resulted in a lower expected return on plan assets and a decrease in related recurring non-service income.

Net interest and other financing expense

Net interest and other financing expense increased by $4 million and $10 million during the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. These changes were generally attributed to increased borrowing transactions during the current year, including the amendment of the 2016 Credit Agreement, which resulted in additional expenses associated with executing the transaction and higher outstanding debt.

Income tax expense

The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended June 30		Nine months ended June 30
(In millions)	2019	2018	2019	2018
Income tax expense	$20	$33	$56	$154
Effective tax rate percentage	23.5%	34.0%	23.6%	56.0%

The decreases in income tax expense and the effective tax rate from the prior year periods were principally driven by the prior year enactment of U.S. and Kentucky tax reform legislation, which resulted in the full benefit of lower corporate statutory income tax rates in fiscal 2019 and expense of approximately $6 million and $76 million recognized during the three and nine months ended June 30, 2018, respectively, primarily related to the remeasurement of net deferred tax assets at the lower corporate statutory income tax rates. Furthermore, a $5 million benefit was recognized in the nine months ended June 30, 2019 related to the expected utilization of tax attributes as a result of the clarification of certain provisions of Kentucky tax reform legislation.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Net income	$65	$64	$181	$121
Income tax expense	20	33	56	154
Net interest and other financing expenses	19	15	55	45
Depreciation and amortization	15	14	43	39
EBITDA	119	126	335	359
Net pension and other postretirement plan income (a)	(2)	(10)	(7)	(30)
Net legacy and separation-related (income) expenses	—	(3)	3	14
Restructuring and related expenses	4	—	12	—
Business interruption expenses	5	—	6	—
Acquisition-related foreign currency exchange loss	—	2	—	2
Adjusted EBITDA	$126	$115	$349	$345

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

The increase in adjusted EBITDA of $11 million and $4 million for the three and nine months ended June 30, 2019, respectively, from the prior year periods was driven by the performance of the Quick Lubes reportable segment and its system-wide same-store sales growth from an increase in both transactions and average ticket. For the nine months ended June 30, 2019, the strong performance of the Quick Lubes reportable segment more than offset declines in the Core North America and International reportable segments. The declines in Core North America were primarily a result of volume challenges within the retail customer channel, while decreases in International were generally related to volume declines in many regions outside of EMEA.

Reportable segment review
Valvoline’s business is managed within the following three reportable segments:

•Quick Lubes - services the passenger car and light truck quick lube market through company-owned and independent franchised retail quick lube service center stores and independent Express Care stores that service vehicles with Valvoline products, as well as through investment in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America.
•Core North America - sells engine and automotive maintenance products in the United States and Canada to retailers, installers, and heavy-duty customers to service vehicles and equipment.
•International - sells engine and automotive maintenance products in approximately 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

Valvoline’s reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as net pension and other postretirement plan income, interest expense, or income tax expense. Operating income by segment includes the allocation of shared corporate costs, which are allocated consistently based on each segment’s proportional contribution to various financial measures. Valvoline does not allocate certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. These matters are attributed to Unallocated and other. Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies.

The following table presents sales, operating income and statistical operating information by reportable segment:

	Three months ended June 30		Nine months ended June 30
(In millions)	2019	2018	2019	2018
Sales
Quick Lubes	$211	$167	$600	$479
Core North America	260	264	735	773
International	142	146	426	439
Consolidated sales	$613	$577	$1,761	$1,691

Operating income
Quick Lubes	$48	$38	$130	$111
Core North America	38	41	109	130
International	20	20	61	63
Total operating segments	106	99	300	304
Unallocated and other	(4)	3	(15)	(14)
Consolidated operating income	$102	$102	$285	$290

Depreciation and amortization
Quick Lubes	$9	$7	$26	$21
Core North America	5	5	13	13
International	1	2	4	5
Consolidated depreciation and amortization	$15	$14	$43	$39

Operating information
Quick Lubes
Lubricant sales gallons	7.2	6.2	20.7	17.8
Premium lubricants (percent of U.S. branded volumes)	65.5%	63.0%	64.6%	62.2%
Gross profit as a percent of sales (a)	39.1%	40.5%	39.0%	40.4%
Core North America
Lubricant sales gallons	24.1	25.5	68.2	73.9
Premium lubricants (percent of U.S. branded volumes)	53.1%	49.7%	52.2%	49.1%
Gross profit as a percent of sales (a)	32.5%	34.4%	32.8%	36.5%
International
Lubricant sales gallons (b)	14.3	14.3	43.1	43.6
Lubricant sales gallons, including unconsolidated joint ventures	25.2	24.7	74.3	74.4
Premium lubricants (percent of lubricant volumes)	29.0%	26.9%	28.6%	26.9%
Gross profit as a percent of sales (a)	28.4%	29.3%	27.8%	29.0%

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

	Company-owned
	Third Quarter 2019	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018
Beginning of period	483	471	462	451	445
Opened	4	7	5	11	4
Acquired	13	5	—	—	1
Net conversions between company-owned and franchised	1	—	4	—	1
Closed	—	—	—	—	—
End of period	501	483	471	462	451

	Franchised
	Third Quarter 2019	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018
Beginning of period	844	830	780	703	696
Opened	11	15	24	5	10
Acquired	—	—	31	73	—
Net conversions between company-owned and franchised	(1)	—	(4)	—	(1)
Closed	(3)	(1)	(1)	(1)	(2)
End of period	851	844	830	780	703

Total stores	1,352	1,327	1,301	1,242	1,154

The year over year change resulted in 198 net new company-owned and franchised stores as a result of 76 net openings and 122 acquired stores. Service center store growth was primarily related to the Company’s expansion into Canada with the acquisition of franchised service center stores from Great Canadian Oil Change and Oil Changers, as well as new company-owned service center store openings and franchisee expansion in key markets.

	Three months ended		Nine months ended
	June 30		June 30
	2019	2018	2019	2018
Same-store sales growth** - Company-owned	9.2%	8.7%	9.7%	9.3%
Same-store sales growth** - Franchised*	10.0%	7.4%	10.3%	8.0%
Same-store sales growth** - Combined*	9.7%	7.9%	10.1%	8.5%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

Quick Lubes sales increased $44 million, or 26%, during the current quarter compared to the prior year quarter. Sales increased $121 million, or 25%, during the nine months ended June 30, 2019 compared to the prior year period. Volume growth increased sales by approximately $13 million and $41 million for the three and nine months ended June 30, 2019, respectively. Volume growth was driven by the increase in transactions primarily attributed to the Company’s marketing efforts, effective service delivery, and organic service center store growth. Implemented pricing actions, increases in premium mix, and increases in non-oil change services, led to higher average ticket, and combined to increase sales by $15 million and $34 million for the three and nine months ended June 30, 2019, respectively. The impact of the adoption of new revenue recognition guidance increased sales by $9 million and $26 million for the three and nine months ended June 30, 2019, respectively, while acquisitions increased sales by $7 million and $20 million for the three and nine months ended June 30, 2019, respectively.

Gross profit increased $14 million and $40 million for the three and nine months ended June 30, 2019, respectively, primarily due an increase in both transactions and average ticket. Increases in volumes and mix improvements combined to increase gross profit by $10 million and $23 million for the three and nine months ended June 30, 2019, respectively. Favorable pricing in excess of cost increased gross profit by $6 million for the nine months ended June 30, 2019, while acquisitions increased gross profit by $4 million and $10 million for the three and nine months ended June 30, 2019, respectively. Adoption of the new revenue recognition guidance impacted gross profit favorably by approximately $1 million for the nine months ended June 30, 2019. Gross profit margin decreased 1.4% during each of the three and nine months ended June 30, 2019 compared to the prior periods primarily resulting from the reclassification of certain costs in connection with adoption of new revenue recognition guidance.

Selling, general and administrative expenses, which includes the allocation of shared costs, increased $6 million and $19 million for the three and nine months ended June 30, 2019, respectively. These increases were primarily the result of a higher allocation of shared costs and increased operating expenses, including costs associated with acquisitions and advertising.

Equity and other income for the Quick Lubes segment in the three and nine months ended June 30, 2019 included $2 million from contract termination fees associated with certain Express Care stores, which was partially offset by a decrease in other income related to reclassifications in connection with the adoption of new revenue recognition guidance. These impacts were offset by reductions in other income in the current year-to-date as the prior year period included a $3 million gain related to the sale of two service center stores.

Core North America

Core North America sales decreased $4 million, or 2%, during the current quarter compared to the prior year quarter. During the nine months ended June 30, 2019, sales decreased $38 million, or 5% compared to the prior year period. These decreases in sales were largely driven by volume decreases of $5 million and $43 million for the three and nine months ended June 30, 2019, respectively, primarily due to ongoing competitive pressures in the retail automotive lubricant market and lower volumes in the installer customer channel from a key account that was in reorganization proceedings and the timing of certain distributor sales. The shift of Great Canadian Oil Change product sales to the Quick Lubes reportable segment also negatively impacted Core North America sales for the three and nine months ended June 30, 2019 by approximately $5 million and $13 million, respectively. Partially offsetting these declines were favorable pricing and premium product mix of $4 million and $10 million for the three and nine months ended June 30, 2019, respectively, and an increase related to adoption of new revenue recognition guidance of approximately $1 million and $8 million for the three and nine months ended June 30, 2019, respectively.

Gross profit decreased $6 million and $41 million for the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. The adoption of new revenue recognition guidance resulted in certain reclassifications and impacted the timing of certain distributor sales, which decreased gross profit by approximately $4 million and $9 million for the three and nine months ended June 30, 2019, respectively. Volume declines, which included the shift of Great Canadian Oil Change to Quick Lubes, impacted gross profit by approximately $1 million and $22 million for the three and nine months ended June 30, 2019, respectively. Also negatively impacting gross profit during the three and nine months ended June 30, 2019 were costs in excess of pricing of $1 million and $10 million, respectively. These costs included $3 million and $4 million related to the recent temporary shutdown of the Company’s second largest domestic blending facility due to the fire at a nearby third-party petrochemical terminal for the three and nine months ended June 30, 2019, respectively. Gross profit margin decreased 1.9% and 3.7% for the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. These declines were primarily the result of incremental business interruption expenses related to the temporary shutdown of the blending facility, the impact related to the adoption of new revenue recognition guidance, and the dilutive impact on margin rate of passing through cost increases. In the three months ended June 30, 2019, these declines were partially offset by improvements in product mix and pricing.

Selling, general and administrative expenses, which includes the allocation of shared costs, decreased $4 million and $20 million during the three and nine months ended June 30, 2019, respectively. These decreases were a result of lower allocated shared costs and reduced operating expenses of $1 million and $13 million, as well as reclassifications related to the adoption of new revenue recognition guidance of $3 million and $7 million during the three and nine months ended June 30, 2019, respectively.

International

International sales decreased $4 million, or 3%, during the current quarter compared to the prior year quarter. Sales decreased $13 million, or 3%, during the nine months ended June 30, 2019 compared to the prior year period. The decline in sales was largely attributable to unfavorable currency exchange of $8 million and $24 million for the three and nine months ended June 30, 2019, respectively. This reduction was partially offset by favorable pricing and product mix to increase sales by approximately $4 million and $16 million for the three and nine months ended June 30, 2019, respectively. For the three months ended June 30, 2019, volumes were flat compared to the prior year. The EMEA region had solid growth, with increased volumes of 9% in Europe attributed to ongoing channel development, which was offset by declines in Latin America and certain Asia Pacific markets primarily driven by a slower heavy-duty aftermarket in China. For the nine months ended June 30, 2019, volumes were down approximately 1% compared to the prior year period and reduced sales by $5 million.

Gross profit decreased by $2 million and $9 million for the three and nine months ended June 30, 2019, respectively. These decreases were primarily related to unfavorable currency exchange of $2 million and $6 million for the three and nine months ended June 30, 2019, respectively. During the three and nine months ended June 30, 2019, incremental costs of $2 million were recognized related to the temporary shutdown of the Company’s second largest domestic blending facility due to the fire and resulting chemical releases at a nearby third-party petrochemical terminal. Improvements in product and geographic mix offset these costs in the three months ended June 30, 2019, while these costs were coupled with lower volumes and partially offset by favorable product and geographic mix in the nine months ended June 30, 2019, and resulted in an unfavorable gross profit impact of $3 million. Gross profit margin decreased 0.9% and 1.2% for the three and nine months ended June 30, 2019, respectively, primarily related to the incremental business interruption expenses related to the temporary shutdown of the blending facility and the dilutive impact on margin rate of passing through cost increases.

Selling, general and administrative expenses, which include the allocation of shared costs, were flat during the three months ended June 30, 2019 and decreased $5 million for the nine months ended June 30, 2019. The decrease during the nine months ended June 30, 2019 was generally related to lower operating expenses, including a decline in compensation-related costs, and favorable currency exchange.

Equity and other income increased during the three and nine months ended June 30, 2019 primarily due to incentives received for operating in a free-trade zone and income from unconsolidated subsidiaries. In the nine months ended June 30, 2019, these increases were partially offset by lower equity income due to decreased volumes from unconsolidated subsidiaries during the first half of fiscal 2019.

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

As of June 30, 2019, the Company had $137 million in cash, cash equivalents, and restricted cash, of which approximately $108 million was held by Valvoline’s non-U.S. subsidiaries and included $11 million restricted primarily for use in completing an acquisition. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. As a result of U.S. tax reform legislation, which provides the opportunity to mobilize cash with lower tax consequences, the Company does not indefinitely reinvest non-U.S. current and undistributed earnings. Withholding taxes are provided for within the income tax provision in the same period such earnings are generated. Certain other outside basis differences restricted by regulations, operational, or investing needs for non-U.S. subsidiaries remain indefinitely reinvested.

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$214	$181
Investing activities	(124)	(117)
Financing activities	(49)	(155)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	$41	$(94)

Operating activities

The increase in cash flows provided by operating activities for the nine months ended June 30, 2019 compared to the prior year period was primarily due to increased cash earnings driven by the mix shift to a higher proportion of Quick Lubes retail sales. Cash flows from operating activities in fiscal 2019 also included $13 million in additional sales of certain customer accounts receivable.

Investing activities

Increases in capital expenditures for company-owned quick lube new store openings and the Company’s first blending and packaging plant in China were generally offset by lower cash consideration paid for acquisitions in the current year. Accordingly, the increase in cash flows used in investing activities for the nine months ended June 30, 2019 compared to the prior year was primarily due to lower proceeds related to the prior year sale of two Quick Lubes service center locations and the current year investment in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America.

From July 1 through July 31, 2019, Valvoline completed four acquisitions for an aggregate purchase price of approximately $18 million. These acquisitions included three single-store acquisitions of service center stores within the Quick Lubes reportable segment and an Eastern European lubricant production company, including its manufacturing facility, within the International reportable segment. These acquisitions provide an opportunity to further expand Valvoline’s presence, both in Quick Lubes and in Eastern Europe, including additional investment in the Company’s regional European supply chain capabilities.

Financing activities

The decrease in cash flows used in financing activities for the nine months ended June 30, 2019 compared to the prior year period was primarily driven by decreased share repurchase activity of $220 million and lower payments of $14 million related to the purchase of the remaining ownership interest in a consolidated subsidiary, which were partially offset by lower net proceeds from borrowings of $115 million and higher dividend payments of $15 million due to the increase in the quarterly dividend in fiscal 2019.

Free cash flow and other liquidity information

The following table sets forth free cash flow and reconciles cash flows from operating activities to free cash flow. As previously noted, free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. Refer to the “Use of Non-GAAP Measures” section included above in this Item 2 for additional information.

	Nine months ended June 30
(In millions)	2019	2018
Cash flows provided by operating activities	$214	$181
Additions to property, plant and equipment	(73)	(51)
Free cash flow	$141	$130

As of June 30, 2019, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $396 million compared to $344 million as of September 30, 2018. Liquid assets (cash, cash equivalents, and accounts receivable) were 133% of current liabilities as of June 30, 2019 and 123% as of September 30, 2018. The increase in working capital is primarily related to the timing of certain cash receipts and payments since year-end, in addition to increases in inventories, partially offset by an increase in accrued expenses and other liabilities.

Debt

On April 12, 2019, Valvoline amended the 2016 Credit Agreement to extend the maturity to 2024, provide additional capacity under the revolving facility, and lower interest rates. Outside of the amendment, during the nine months ended June 30, 2019, Valvoline made net repayments of $20 million under the Trade Receivables Facility, payments of $15 million to the 2016 Term Loan consistent with its payment schedule, and net borrowings of $39 million under the 2016 Revolver. The 2019 Term Loan proceeds of $575 million were used to pay the outstanding principal balance of the 2016 Term Loan of $255 million, the outstanding 2016 Revolver balance of $186 million, and $120 million on the Trade Receivables Facility, in addition to accrued and unpaid interest and fees, as well as expenses related to the amendment. Remaining proceeds from the amendment, including the 2019 Revolver capacity, are expected to fund general corporate purposes and working capital needs. Refer to Note 9 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details regarding the amendment.

As of June 30, 2019 and September 30, 2018, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.3 billion of loans and revolving facilities. Approximately 58% of Valvoline’s outstanding borrowings as of June 30, 2019 had fixed rates, with the remainder bearing variable interest rates. As of June 30, 2019, Valvoline was in compliance with all covenants of its debt obligations and had $641 million of remaining borrowing capacity under its revolving facilities.

Dividend payments

During the nine months ended June 30, 2019, the Company paid $60 million of cash dividends for $0.318 per common share. On July 18, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.106 per share of Valvoline common stock, which is payable on September 16, 2019 to shareholders of record on August 30, 2019. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Restructuring and related expenses

In the second fiscal quarter of 2019, the Company outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. The Company’s restructuring and cost-savings actions continue to progress, and Valvoline expects such actions will be largely implemented by the end of 2019. Part of this program includes employee separation actions, which are also expected to be generally completed by the end of 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

As a result of this restructuring program, Valvoline recognized $4 million and $12 million of restructuring and related expenses during the three and nine months ended June 30, 2019, respectively. The Company expects that it will incur additional restructuring expenses of approximately $3 million to $5 million, primarily during the fourth fiscal quarter of 2019. Restructuring expenses include employee severance and termination benefits that will be paid to employees pursuant to the restructuring program. Restructuring-related expenses consist of those costs which are beyond those normally included in restructuring and incremental to the Company’s normal operating costs. These restructuring-related costs are expensed as incurred and are primarily related to third-party professional service fees incurred in connection with execution of the restructuring program.

Restructuring and related expenses are recorded in Selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Comprehensive Income as follows:

	Three months ended	Nine months ended
(In millions)	June 30, 2019	June 30, 2019
Restructuring expenses	$4	$10
Restructuring-related expenses	—	2
Total restructuring and related expenses	$4	$12

Results by segment do not include these restructuring and related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses were included in Unallocated and other.

Valvoline’s restructuring actions remain on track and are expected to generate annualized pre-tax savings of approximately $40 million to $50 million with modest benefits expected to begin to be realized in late fiscal 2019 and full savings expected to be delivered by the end of fiscal 2020. The ongoing annual savings are anticipated to benefit operating expenses, including Cost of sales and Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income, with a portion expected to be reinvested in the business to provide flexibility to address the ongoing market dynamics in Core North America and to invest in growth opportunities.

Refer to Note 8 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional details regarding this restructuring program.

Off-balance sheet arrangements and contractual obligations

Other than the matters disclosed in this Quarterly Report on Form 10-Q and in the ordinary course of business since the end of fiscal 2018, there have been no material changes in the Company’s contractual obligations.

Summary

As of June 30, 2019, cash, cash equivalents, and restricted cash totaled $137 million and total debt was $1.3 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2018. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. The Company’s total remaining borrowing capacity was $641 million as of June 30, 2019.

Management believes that the Company has sufficient liquidity based on its current cash position, cash generated from business operations, and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other contractual commitments, and operating requirements for the next twelve months.

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

Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined that, other than the new revenue recognition accounting policies, there were no other changes to critical accounting policies and estimates in the nine months ended June 30, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2019.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. Many of these legal matters involve complex issues of law and fact and may proceed for protracted periods of time. The Company’s legal proceedings are reviewed on an ongoing basis to establish liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable and to provide disclosure of matters for which management believes a material loss is at least reasonably possible. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. As disclosed within the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, the Company believes it has established adequate accruals for losses that are probable and reasonably estimable.

Although the ultimate resolution of these matters cannot be predicted with certainty and there can be no assurances that the actual amounts required to satisfy liabilities from these matters will not exceed the amounts reflected in the condensed consolidated financial statements, based on information available at this time and taking into account established accruals for estimated losses, it is the opinion of management that such pending claims or proceedings are not reasonably likely to have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Other than the risk factor set forth below, there were no material changes from the risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Valvoline may not achieve some or all of the expected benefits of its restructuring and cost-savings program and this program may adversely affect the Company’s business.

In the second fiscal quarter of 2019, Valvoline announced a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes, and focus the organization’s structure and resources on key growth initiatives. Implementation of the program may be costly and disruptive to Valvoline’s business and the Company may not be able to realize the cost savings and benefits initially anticipated. Cost savings expectations are estimates that are inherently difficult to predict; therefore, there can be no assurance that the estimates described in this Quarterly Report on Form 10-Q will prove to be accurate or that the objectives of the program will be achieved. A variety of factors could cause the Company not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to the program, unexpected costs associated with operating the business or executing the program, or the Company’s ability to achieve the efficiencies contemplated by the program. Further, any cost savings that the Company realizes may be offset, in whole or in part, by a reduction in net sales or through increases in other expenses. Additionally, as a result of these restructuring and cost-savings initiatives, Valvoline may experience a loss of continuity and accumulated knowledge and incur inefficiencies during transitional periods. Reorganization and restructuring can require a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing Valvoline’s business.

If Valvoline fails to achieve some or all of the expected benefits or savings of its restructuring and cost-savings program within the expected time periods, or if its transitions and plans are not effective, it could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows. For more information about the restructuring and cost-savings program, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q as well as to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of Part I of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended June 30, 2019 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of June 30, 2019, $75 million remained available for share repurchases under this authorization.

Share repurchase activity during the three months ended June 30, 2019 was as follows:

Monthly period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2019 - April 30, 2019	—	$—	—	$75
May 1, 2019 - May 31, 2019	—	$—	—	$75
June 1, 2019 - June 30, 2019	6,001	$19.10	—	$75
Total	6,001	$19.10	—

(1) Total number of shares purchased includes shares withheld from vested restricted stock awards to satisfy withholding taxes.

ITEM 6.  EXHIBITS

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**
Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

August 1, 2019	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer