Form 10-K
period 2019-09-30
VALVOLINE INC
filed 2019-11-22
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at March 31, 2019 was approximately $3.5 billion. At November 15, 2019, there were 188,395,670 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement (“Proxy Statement”) for its 2020 Annual Meeting of Shareholders, which will be filed within 120 days of the Registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

A PART I

ITEM 1.  BUSINESS

Overview

Valvoline Inc., a Kentucky corporation, is a worldwide marketer and supplier of engine and automotive maintenance products and services. The terms “Valvoline,” the “Company,” “we,” “us,” “management” and “our” as used herein refer to Valvoline Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise. On September 28, 2016, Valvoline completed its initial public offering (“IPO”) of common stock and trades on the New York Stock Exchange (“NYSE”) under the symbol “VVV.”

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

Valvoline has a strong international presence with products sold in more than 140 countries. In the United States and Canada, Valvoline’s products and services are sold to retailers with over 50,000 retail outlets, to installer customers with over 15,000 locations, and through 1,385 company-owned and franchised stores.

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

Valvoline’s products

Valvoline’s portfolio is designed to deliver quality product solutions to meet the needs of its diverse customers with varying needs. Valvoline has a history of leading innovation with ground-breaking products such as its all climate motor oil and the first high mileage motor oil. In addition to the iconic Valvoline-branded passenger car motor oils and other co-branded and private label automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive coolants and chemicals designed to improve engine performance and lifespan. Valvoline products are used in a broad range of vehicles and engines, including light-duty (passenger cars, light trucks and two wheelers), heavy duty (heavy trucks, agricultural, mining and construction equipment), and electric vehicles. Premium branded product offerings enhance Valvoline’s high quality reputation and provide customers with solutions that address a wide variety of needs. Valvoline’s product offerings fall into the following categories:

Product categories		% of 2019 Sales	Description
Lubricants	Passenger car / Light duty	86%	Comprehensive assortment meeting the needs of passenger car, motorcycle and other light duty vehicles, including motor oil, transmission fluid, greases and gear oil
	Heavy duty		Lubricating solutions for a wide range of heavy duty applications ranging from on-road (Class 4 – Class 8 vehicles) to off-road construction, mining, agricultural and power generation equipment
Antifreeze	Antifreeze / Coolants	5%	Antifreeze/coolants for original equipment manufacturers (“OEMs”); full assortment of additive technologies and chemistries to meet virtually all light-duty and heavy duty engine applications and heat transfer requirements of batteries and fuel cells used to power electric vehicles

Chemicals	Maintenance chemicals	3%	Functional and maintenance chemicals ranging from brake fluids and power steering fluids to chemicals specifically designed to clean and maintain optimal performance of fuel, cooling and drive train systems
	Coatings		Specialty coatings designed to target rust prevention, and sound absorption for automotive and industrial applications
Filters	Filters	3%	Oil and air filters meeting the needs of light-duty vehicles

Other	Other complementary products and royalties	3%	Windshield wiper blades, light bulbs, serpentine belts, drain plugs, and franchisee royalties

Industry overview

Valvoline participates primarily in the global finished lubricants market. In total, global annual lubricants demand is estimated to be approximately 12 billion gallons. Demand for passenger car motor oil and motorcycle oil is estimated to account for 22% of global lubricant demand. Heavy-duty oil, tractor oil and other transport lubricants accounts for another 41%, while the remaining 37% of global lubricant demand is comprised of non-transport lubricants such as hydraulic oil, gear oil, process oil and greases. The United States has historically accounted for the largest portion of lubricant demand, but has recently been passed by China, with India third. The lubricants market is impacted by the following key drivers and trends:

•Global transportation lubricants market demand is shifting towards higher performance finished lubricants, largely driven by advancements in vehicle/equipment design as well as more rigorous OEM and regulatory requirements for improved efficiency, optimized fuel consumption along with reduced carbon footprints and toxic emissions.

•Recent multiyear trends indicate that the North American transport lubricants market has experienced relatively flat average annual volumes due in part to an increase in oil change intervals, which have resulted from the shift towards higher performance lubricants, offset by an increase in the number of automobiles on the road and miles driven.

•Continued growth in the number of vehicles on the road has led to expansion of passenger vehicle lubricant sales in developing regions.

Reportable segments

Valvoline’s reporting structure is composed of three reportable segments: Quick Lubes, Core North America, and International. Additionally, to reconcile to consolidated results, certain corporate and other non-operational matters are included in Unallocated and other. Refer to the below for a description of each reportable segment:

Quick Lubes

The Quick Lubes segment services the passenger car and light truck quick lube market through company-owned, independent franchises and joint venture retail quick lube service center stores, as well as independent Express Care stores that service vehicles with Valvoline products. Valvoline operates the second largest quick lube service chain by number of stores in the United States with Valvoline Instant Oil ChangeSM (“VIOC”) and the third largest quick lube service chain in Canada with the Valvoline Great Canadian Oil Change brand. Valvoline’s quick lube service center stores offer customers a quick, easy and trusted way to maintain their vehicles, utilizing well-trained technicians who have access to a proprietary service process that sets forth rigorous protocols for both the steps that must be followed in the service of vehicles and for interactions with customers. The Express Care™ platform supports smaller North American operators that do not fit Valvoline’s franchise model and generally offer other services in addition to quick lubes, such as automotive repairs and car washes. Joint venture service center stores operate in eastern China throughout the Shandong province. As of September 30, 2019, the Quick Lubes system consisted of 519 company-owned and 866 franchised locations and operated in 46 states in the U.S. and five provinces in Canada. As of September 30, 2019, there were 307 Express Care™ locations in the U.S. and Canada and five joint venture service center locations in China.

Core North America

The Core North America segment sells Valvoline™ and other branded and private label engine and automotive maintenance products in the United States and Canada to retailers for consumers to perform their own automotive and engine maintenance, as well as to installers that service vehicles and equipment for consumers. Sales of Valvoline products for consumers to perform their own automotive and engine maintenance are referred to as “Do-It-Yourself” or “DIY” consumers, and sales of Valvoline products for consumers to have their vehicles and equipment serviced are referred to as “Do-It-For-Me” or “DIFM” consumers. Sales for DIY consumers are primarily branded products sold through the retail channel to customers such as retail automotive parts stores, as well as to leading mass merchandisers and independent automotive part stores. Sales through the retail channel also include non-branded packaged goods to warehouse distributors that resell to both DIY consumers and to installers for DIFM consumers. Sales for DIFM consumers are generally sold through the installer channel to customers such as car dealers, general repair shops and third-party quick lube locations directly as well as through a network of distributors. Valvoline also sells products to heavy duty fleet customers, such as on-highway fleets and construction companies through the installer distributor network. Valvoline also has a strategic relationship with Cummins Inc. (“Cummins”), a leading supplier of heavy duty engines, for co-branding products for heavy duty consumers. Other sales within Core North America include OEM and specialty customers.

International

Valvoline’s International segment sells Valvoline™ and other branded engine and automotive products through wholly-owned affiliates, joint ventures, licensees and independent distributors in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment. Key international regions include Europe, Middle East, and Africa (“EMEA”); Latin America (which includes Mexico, Central and South America); and Asia Pacific (Australia and Asia, including India and China). Valvoline has a growing presence in a number of emerging markets, including China, India and Latin America. International sales include products for both light duty and heavy duty. Light duty products are sold internationally primarily through distributors to installer customers. Heavy duty products are sold either directly to key customers or through distributors. Valvoline has 50/50 joint ventures with Cummins in India, China and Argentina and joint ventures with other partners in Latin America.

Unallocated and other
Certain corporate and non-operational matters, such as net pension and other postretirement plan expense, company-wide restructuring activities and adjustments related to legacy businesses that are no longer attributed to Valvoline are generally included within Unallocated and other.

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

•Strengthening and maintaining the foundation in Core North America by leveraging investments in technology and marketing to drive speed, efficiency and value across the business and customer interactions, while increasing penetration of Valvoline’s full product portfolio;

•Accelerating International market share growth through continued development of and investment in key emerging and high value markets;

•Broadening capabilities to serve future transport vehicles by developing relationships with OEMs and leveraging innovation in the development of future products and light services in direct and adjacent markets; and

•Accelerating the shift to a services-driven business by leveraging customer relationships and experiences to develop new capabilities globally.

Quick Lubes store development

During fiscal 2019, Valvoline acquired 60 service center stores, which included 31 franchise service center stores acquired from Oil Changers Inc. on October 31, 2018, five former franchise service centers stores, and 24 service center stores acquired in single and multi-store transactions. These acquisitions continue to expand Valvoline's Quick Lubes system in underdeveloped market opportunity areas within North America and included the first company-owned service center stores outside the U.S. in Canada. During the last five fiscal years from fiscal 2015 to fiscal 2019, Valvoline acquired a total of 346 service center stores, which included 146 franchise service center stores, 88 former franchise service center stores, and 112 service center stores acquired in single and multi-store transactions. These acquisitions included the Company’s first international quick lube service center store acquisition and began Valvoline's expansion into Canada with franchise service center stores.

As of September 30, 2019, Valvoline operated, either directly or through its franchisees, 1,385 quick lube service center stores, a net increase of 143 over the prior year. In addition to the 60 acquired stores added to the Quick Lubes system, 28 newly-constructed company-owned stores and franchisee expansion in key markets combined to add 83 net new stores to the system during fiscal 2019. Since fiscal 2015, the Quick Lubes system added 443 net new stores, primarily through opportunistic acquisitions as noted above, as well as new store development with newly-constructed company-owned stores and franchisee expansion. As of September 30, 2019, the Quick Lubes system consisted of 519 company-owned and 866 franchised locations and operated in 46 states in the U.S. and five provinces in Canada and 307 Express Care™ locations in the U.S. and Canada. During fiscal 2019, Valvoline invested in a joint venture in China to pilot expansion of retail quick lube service center stores outside of North America, and as of September 30, 2019, there were five joint venture locations in operation.

VIOC delivered system-wide same-store sales growth of 10.1% in fiscal 2019, a record for full-year system-wide same-store sales growth and the 13th consecutive year of system-wide same-store sales growth (determined on a fiscal year basis for company-owned and franchised stores, with new stores excluded from the metric until the completion of their first full fiscal year in operation).

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

The Quick Lubes segment competes with other major franchised brands that offer a turn-key operations management system, such as Jiffy Lube (owned by Shell), Grease Monkey, Take 5 Oil Change, Express Oil Change and Mr. Lube, as well as national branded companies that offer a professional signage program with limited business model support, similar to Valvoline’s Express Care network, as well as regional players such as American Lube Fast and Avis Lube that are not directly affiliated with a major brand. Valvoline also competes to some degree with automotive dealerships and service centers, which provide quick lube and other preventative maintenance services. Valvoline believes there are approximately 9,000 existing quick lube stores currently operating in the U.S. market. Jiffy Lube is currently the Company’s largest competitor by number of stores with approximately 1,900 stores owned or operated by franchisees in the U.S. The Canadian quick lubes market is similarly fragmented with a small number of large players that comprise roughly half of the market, while the remainder is made up of smaller local and regional competitors, automotive dealerships and service stations.

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

Marketing and sales

Valvoline places a high priority on sales and marketing and focuses marketing efforts on areas expected to yield the highest rate of return. Valvoline has a centralized marketing services group as well as dedicated marketing resources in each reportable segment, which are well qualified to reach target customers. The majority of Valvoline’s large customers are supported by direct sales representatives with a number of key customers having dedicated Valvoline teams. In addition, Valvoline has a number of distributors within the Core North America and International reportable segments that represent the Company’s products. In Core North America, Valvoline products are sold to consumers through over 50,000 retail outlets, to installer customers with over 15,000 locations, and in Quick Lubes through 1,385 company-owned and franchised stores, 307 Express Care™ locations, and five joint venture locations. Valvoline serves its customer base through its sales force and technical support organization, allowing leverage of the Company’s technology portfolio and customer relationships globally, while meeting customer demands locally. Valvoline also utilizes its digital infrastructure and technology to more efficiently interact with customers, driving customer engagement to deliver growth, customer retention and acquisition.

Valvoline uses a variety of marketing techniques to build awareness of, and create demand for, Valvoline products and services. Valvoline advertises through social and digital media, as well as traditional media outlets such as television and radio. Valvoline selectively sponsors teams in high performance racing, including a current sponsorship of Hendrick Motorsports, featuring drivers Chase Elliott, Jimmie Johnson, William Byron and Alex Bowman. In addition, Valvoline sponsors other teams and players, including the Manchester City Football Club and the Memphis Grizzlies, as well as Valvoline’s joint venture sponsorship of renowned Indian cricket player, Virat Kohli.

Research and development

Valvoline's research and development is focused on developing new and innovative services and products to meet the current and future needs of its customers. These services and products are developed through Valvoline’s “Hands on Expertise” innovation approach, which begins with the mathematical modeling of critical product design elements and extends through in store testing and vehicle performance testing. In addition, Valvoline technology centers, located in the Americas, EMEA and Asia Pacific regions, develop solutions for existing and emerging on and off-road equipment. Valvoline’s research and development team also leverages its strong relationships with customers and suppliers to incorporate their feedback into the research and development process. In addition to its own research and development initiatives, Valvoline also conducts limited testing for other entities, which builds its expertise and partially offsets its research and development costs. Valvoline will continue to incur research and development expenditures in the future to develop innovative, high-quality products and services and to help maintain and enhance Valvoline’s competitive position.

Intellectual property

Valvoline is continually seeking to develop new technology and enhance its existing technology. Valvoline has been issued approximately 40 U.S. and 70 international patents and has nearly 35 U.S. and 90 international patent applications pending or published. Valvoline also holds over 2,500 trademarks in various countries around the world, which Valvoline believes are some of its most valuable assets. These trademarks include the Valvoline trademark and the famous “V” brand logo trademark, which are registered in over 150 countries. In addition, Valvoline uses various trade names and service marks in its business, including ValvolineTM and Valvoline Instant Oil ChangeSM, among others and including those for key products. Valvoline also has a variety of intellectual property licensing agreements. Valvoline owns over 700 domain names that are used to promote Valvoline products and services and provide information about the Company.

Raw material supply and prices

The key raw materials used in Valvoline’s business are base oils, additives, packaging materials (high density polyethylene bottles, corrugated packaging and steel drums) and ethylene glycol. Valvoline continuously monitors global supply and cost trends of these key raw materials and obtains these raw materials from a diversified network of large global suppliers and regional providers. Valvoline’s sourcing strategy is to ensure supply through contracting with a diversified supply base while leveraging market conditions to take advantage of spot opportunities whenever such conditions are available. Valvoline leverages worldwide spend to pursue favorable contract terms from global suppliers and utilizes regional providers to ensure market competitiveness and reliability in its supply chain. For materials that must be customized, Valvoline works with market leaders with global footprints and well-developed business continuity plans. Valvoline also utilizes the Company’s research and development resources to develop alternative product formulations, which provide flexibility in the event of supply interruptions. Valvoline closely monitors the Company’s supply chain and conducts annual supply risk assessments of its critical suppliers to reduce risk.

Valvoline has a large manufacturing and distribution footprint in the United States, with seven lubricant blending and packaging plants and several packaging and warehouse locations. Additional blending and packaging plants are located in Australia, Canada, the Netherlands, and a recently acquired facility in Eastern Europe. Valvoline is also in the process of building its first blending and packaging plant in China, which when complete is expected to have annual capacity in excess of 30 million gallons of lubricants and coolants. The plant is currently on schedule for production to begin in early fiscal 2021. Valvoline also uses numerous third-party toll manufacturers and warehouses both in the US and internationally and is part of joint ventures that operate blending and packaging facilities in Ecuador and India.

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

Valvoline works diligently to adjust product selling prices to react to changes in base oil costs and protect margins. As part of the strategy to mitigate the impact of base oil volatility, Valvoline has negotiated base oil supply contracts with terms that have reduced the impact of changes in the base oil market on Valvoline’s financial results. Valvoline contracts in several of the Company’s sales channels accelerate the timing of adjustments to selling prices in response to changes in raw material prices. Pricing adjustments to products sold to Valvoline’s larger national or regional installer customer accounts are generally made pursuant to their contracts and are often based on movements in published base oil indices. Pricing for product sold to Valvoline’s franchisees is adjusted on a periodic basis pursuant to an agreed upon index (weighted combination of published base oil indices), the composition and weighting of which may be updated from time to time by Valvoline and representatives of Valvoline’s franchisees. Pricing adjustments for product sold to retail customers, private label products in the United States and product sold to smaller installer customer accounts are generally market driven, based on negotiations in light of base oil costs and the pricing strategies of Valvoline’s competitors.

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

Valvoline is also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which Valvoline’s products are manufactured and sold. Such regulations principally relate to the ingredients, classification, labeling, manufacturing, packaging, transportation, advertising and marketing of Valvoline’s products. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") and other countries’ anti-corruption and anti-bribery regimes.

While there are no current regulatory matters that Valvoline expects to be material to its results of operations, financial position, or cash flows, there can be no assurances that existing or future environmental laws and other regulations applicable to the Company’s operations or products will not lead to a material adverse impact on Valvoline’s results of operations, financial position or cash flows.

Employees

As of September 30, 2019, Valvoline had approximately 7,900 employees worldwide (excluding contract employees).

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

SAMUEL J. MITCHELL, JR. (age 58) is Chief Executive Officer and Director of Valvoline. Mr. Mitchell was appointed as a director and Chief Executive Officer in May 2016 and September 2016, respectively. He served as Senior Vice President of Ashland from 2011 to September 2016 and President of Valvoline from 2002 to September 2016.

MARY E. MEIXELSPERGER (age 59) is Chief Financial Officer of Valvoline since June 2016. Prior to joining Valvoline, Ms. Meixelsperger was Senior Vice President and Chief Financial Officer of DSW Inc. from April 2014 to June 2016 and held the roles of Chief Financial Officer, Controller and Treasurer at Shopko Stores from 2006 to 2014.

JULIE M. O’DANIEL (age 52) is Senior Vice President, Chief Legal Officer and Corporate Secretary of Valvoline since January 2017. Ms. O’Daniel served as General Counsel and Corporate Secretary from September 2016 to January 2017. She served as Lead Commercial Counsel of Valvoline from April 2014 to September 2016 and as Litigation Counsel of Valvoline from July 2007 to April 2014.

THOMAS A. GERRALD II (age 55) is Senior Vice President, Core North America of Valvoline since September 2016. Mr. Gerrald served as Senior Vice President, U.S. Installer Channel, of Valvoline from June 2012 to September 2016.

FRANCES E. LOCKWOOD (age 69) is Senior Vice President and Chief Technology Officer of Valvoline since September 2016. Ms. Lockwood served as Senior Vice President, Technology, of Valvoline from May 1994 to September 2016.

HEIDI J. MATHEYS (age 47) is Senior Vice President and Chief Marketing Officer of Valvoline since September 2016. Ms. Matheys served as Senior Vice President, Do-It-Yourself ("DIY") Channels, of Valvoline from August 2013 to September 2016 and as Vice President, Global Brands, of Valvoline from September 2012 to August 2013.

CRAIG A. MOUGHLER (age 62) is Senior Vice President and Chief Supply Chain Officer of Valvoline since March 2019. Mr. Moughler served as Senior Vice President, International and Product Supply from September 2016 to March 2019. He served as Senior Vice President, International of Valvoline from October 2002 to September 2016.

BRAD A. PATRICK (age 55) is Chief People and Communication Officer of Valvoline since January 2018. Prior to joining Valvoline, Mr. Patrick was Executive Vice President and Chief Human Resources Officer of Shearer’s Snacks from November 2015 to January 2018 and held the role of Executive Vice President and Chief Human Resources Officer at Tempur Sealy International, Inc. from December 2010 to November 2015.
ANTHONY R. PUCKETT (age 57) is Senior Vice President and President, Quick Lubes of Valvoline since September 2016. He served as President of Valvoline Instant Oil Change from August 2007 to September 2016.

JAMAL K. MUASHSHER (age 44) is Senior Vice President, International of Valvoline since March 2019. Mr. Muashsher service as Vice President, Marketing, Digital and Customer Experience of Core North America from June 2016 to March 2019 and as Director of Marketing, DIY, of Valvoline from August 2014 to June 2016.

MICHAEL RYAN (age 52) is Chief Accounting Officer and Controller of Valvoline since September 2019. Prior to joining Valvoline, Mr. Ryan was Senior Vice President, Financial Operations and Chief Accounting Officer at Utz Quality Foods, LLC from 2017 to 2019. Prior to that role, Mr. Ryan was Interim Chief Financial Officer at SolAero Technologies Corporation from 2016 to 2017 and also held roles of Senior Vice President, Chief Accounting Officer at Laureate Education, Inc. from 2015 to 2016 and Senior Vice President, Chief Accounting Officer and Controller, at Hanesbrands, Inc. from 2012 to 2015.

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
Valvoline’s Core North America segment’s sales represented approximately 42% of Valvoline’s total sales in fiscal 2019. Five key retailers together accounted for 46% of Core North America’s fiscal 2019 sales and 46% of the Company’s outstanding trade accounts receivable as of September 30, 2019. One of these key retailers accounted for greater than 18% of Core North America’s fiscal 2019 sales. Valvoline’s volume of sales to these customers fluctuates and can be influenced by many factors, including product pricing, competition for shelf space, purchasing patterns and promotional activities. For example, Valvoline’s retail customers have increasingly shifted shelf distribution towards private label lubricant products from mid-tier brands, which has negatively impacted Core North America’s retail channel DIY branded lubricant sales. Additionally, many of Valvoline’s retail customers have changed their promotional strategies, increasing the frequency and number of brands promoted at any given time, including private label, which has further negatively impacted branded lubricant sales within the retail channel. In response to these market dynamics, Valvoline has strengthened its consumer messaging, optimized pricing in relation to these promotional strategies and focused its efforts on increasing synthetic lubricant sales; however, if those strategies are not effective, or if Valvoline is unable to adapt to changing market dynamics, Valvoline’s results of operations could be negatively affected. The loss of, or significant reduction in orders from, one of Valvoline’s top five retail customers or any other significant customer could have a material adverse effect on its business, financial condition, results of operations or cash flows, as could customer disputes regarding shipments, fees, merchandise condition or related matters. Valvoline’s inability to collect accounts receivable from one of its major customers, or a significant deterioration in the financial condition of one of these customers, including a bankruptcy filing or a liquidation, could also have a material adverse effect on Valvoline’s financial condition, results of operations or cash flows.

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
Valvoline operates in highly competitive markets, competing against a number of domestic and international companies. Competition is based on several key criteria, including brand recognition, product performance and quality, product price, product availability and security of supply, ability to develop products in cooperation with customers and customer service, as well as the ability to bring innovative products or services to the marketplace. Certain key competitors, including Shell/Pennzoil, BP/Castrol and Exxon/Mobil, are significantly larger than Valvoline and have greater financial resources and more diverse portfolios of products and services, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand adverse changes in conditions within the relevant industry, changing retail market dynamics, the prices of raw materials and energy or general economic conditions. In addition, competitors’ pricing decisions could compel Valvoline to decrease its prices, which could negatively affect Valvoline’s margins and profitability. Recently, Valvoline has seen increasing competition from private label competitors, which has negatively impacted branded lubricant sales in the retail channel as price gaps between private label and branded products has grown. Further competition from private label competitors, including the entry of new private label competitors, or additional competition in markets served by Valvoline, could adversely affect margins and profitability and could lead to a reduction in market share. Also, Valvoline competes in certain markets that are relatively flat, such as the U.S. passenger car motor oil market. If Valvoline’s strategies for dealing with flat markets and leveraging market opportunities are not successful, its results of operations could be negatively affected.

The competitive nature of Valvoline’s markets or other factors may delay or prevent it from passing-through increases in raw material costs on to its customers. In addition, certain of Valvoline’s suppliers may be unable to deliver products or raw materials or may withdraw from contractual arrangements. The occurrence of either event could adversely affect Valvoline’s results of operations.
Rising and volatile raw material prices, especially for base oil and lubricant additives, have in the past and may in the future, negatively impact Valvoline’s costs, results of operations and the valuation of its inventory. Valvoline may not always be able to raise prices in response to increased costs of raw materials or may experience a lag in passing through such cost increases, as the ability to pass on the costs of such price increases is largely dependent upon market conditions. Likewise, reductions in the valuation of Valvoline’s inventory due to market volatility may not be recovered and could result in losses.

Valvoline purchases certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to meet Valvoline’s orders in a timely manner or choose to terminate or otherwise avoid contractual arrangements, Valvoline may not be able to make alternative supply arrangements or may face increased costs from alternative suppliers. For base oils, Valvoline’s suppliers are primarily large oil producers, many of whom operate oil lubricant production and sales businesses as part of their enterprise. There are risks inherent in obtaining important raw materials from actual or potential competitors, including the risk that applicable antitrust laws may be inadequate to mitigate Valvoline’s exposure to these risks. Valvoline purchases substantially all of its lubricant additives from four key suppliers. Because the industry is characterized by a limited number of lubricant additives suppliers, there are a limited number of alternative suppliers with whom Valvoline could transact in the event of a disruption to its existing supply relationships; for example, due to disruptions to its suppliers' operations caused by natural disasters, severe weather conditions, climate change or significant changes in trade regulations. The inability of Valvoline’s suppliers to meet its supply demands could also have a material adverse effect on its business.

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
Valvoline has set aggressive growth goals for its business to meet its long-term strategic objectives and improve shareholder value by aggressively growing Quick Lubes, maintaining Core North America and developing International. Valvoline’s failure to meet one or more of these goals or objectives could negatively impact its business and is one of the most important risks that Valvoline faces. Aspects of that risk include, among others, changes to the global economy, failure to identify acquisition targets to grow Quick Lubes, changes to the competitive landscape, including those related to automotive maintenance recommendations and consumer preferences, entry of new competitors, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory requirements, failure to maintain a competitive cost structure and other risks outlined in greater detail in this “Risk Factors” section.

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

Valvoline manufactures and markets a variety of products, such as automotive and industrial lubricants and antifreeze, and provides automotive maintenance services. If allegations are made that some of Valvoline’s products have failed to perform up to consumers’ or customers’ expectations or have caused damage or injury to individuals or property, or that Valvoline’s services were not provided in a manner consistent with its vision and values, the public may develop a negative perception of Valvoline and its brands. In addition, if Valvoline’s franchisees, Express Care and joint venture operators do not successfully operate their quick lube service centers in a manner consistent with Valvoline’s standards, its brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results. In addition, if any party with whom Valvoline has a sponsorship relationship were to generate adverse publicity, Valvoline's brand image could be harmed. A negative public perception of Valvoline’s brands, whether justified or not, could impair its reputation, involve it in litigation, damage its brand equity and have a material adverse effect on its business. In addition, damage to the reputation of Valvoline’s competitors or others in its industry could negatively impact Valvoline’s reputation and business.

Valvoline uses information technology systems to conduct business, and a cyber security threat, privacy/data breach, or failure of a key information technology system could adversely affect Valvoline’s business and reputation.
Valvoline relies on its information technology systems, including systems which are managed or provided by third-party service providers, to conduct its business. Despite employee training and other measures to mitigate them, cyber-security threats to its information technology systems, and those of its third-party service providers, are increasing and becoming more advanced and breaches could occur as a result of denial-of-service attacks or other cyber-attacks, hacking, phishing, viruses, malicious software, ransomware, computer malware, social engineering, break-ins, security breaches or due to error or misconduct by its employees, contractors or third-party service providers. A breach of or failure of Valvoline’s information technology systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information, and could disrupt business operations which could adversely affect Valvoline’s relationships with business partners and harm its brands, reputation and financial results. Valvoline’s customer data may include names, addresses, phone numbers, email addresses and payment account information, among other information. Depending on the nature of the customer data that is compromised, Valvoline may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds for the individuals affected by the incident. Valvoline could also face fines and penalties should it fail to adequately notify affected parties pursuant to new and evolving privacy laws in various jurisdictions in which it does business.

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
Sales from the International business segment accounted for 24% of Valvoline’s sales for fiscal 2019 and Valvoline expects sales from international markets to grow in the future. Also, a significant portion of Valvoline’s manufacturing capacity is located outside of the United States and that percentage is anticipated to grow when Valvoline finishes building its first blending and packaging plant in China, which is expected to be complete by the end of calendar 2020. In addition, Valvoline added additional international manufacturing capacity through an acquisition in Eastern Europe in fiscal 2019. Accordingly, its business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

The global nature of Valvoline’s business presents difficulties in hiring and maintaining a workforce in certain countries. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in other countries. In addition, other countries may impose additional withholding taxes or otherwise tax Valvoline’s income, or adopt other restrictions on trade or investment, including currency exchange controls. The imposition of new or additional tariffs or other significant changes in trade regulations are also risks that could impair Valvoline’s financial performance. For example, the United States, China and the European Union (the “EU”) have all recently imposed or indicated the possibility of imposing new or additional tariffs on goods imported and exported. If Valvoline is subject to new or additional tariffs, such as, in China, where Valvoline products became subject to additional tariffs in fiscal 2019, operating costs could increase and Valvoline may not be able to recapture those costs. In addition, if Valvoline is unable to successfully grow its brand internationally, it may not be able to achieve its international growth plans, which could negatively impact sales, profitability and cash flow.

Certain legal and political risks are also inherent in the operation of a company with Valvoline’s global scope. For example, it may be more difficult for Valvoline to enforce its agreements or collect receivables through other legal systems. There is a risk that non-U.S. governments may nationalize private enterprises in certain countries where Valvoline operates. Terrorist activities and the response to such activities may threaten Valvoline’s operations. Social and cultural standards in certain countries may not support compliance with Valvoline’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Valvoline operates are a risk to Valvoline’s financial performance and future growth. In addition, in executing its global growth strategies, Valvoline has entered into several important strategic relationships with joint venture partners, such as Cummins, unaffiliated distributors, toll manufacturers and others. The need to identify financially and commercially strong partners to fill these roles who will comply with the high manufacturing and legal compliance standards Valvoline requires is a risk to Valvoline’s financial performance.

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
A global or regional economic downturn may reduce customer demand or inhibit Valvoline’s ability to produce and sell products. Valvoline’s business and operating results are sensitive to global and regional economic downturns, credit market tightness, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, changes in interest rates, sovereign debt defaults and other challenges, including those related to international sanctions and acts of aggression or threatened aggression that can affect the global economy. With 76% of Valvoline’s sales coming from North America in fiscal 2019, Valvoline is particularly sensitive to the risk of an economic slowdown or downturn in that region. In the event of adverse developments or stagnation in the economy or financial markets, Valvoline’s customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase products and may not be able to fulfill their obligations to Valvoline in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to Valvoline. A weakening or reversal of the global economy or a substantial part of it could negatively impact Valvoline’s business, results of operations, financial condition and ability to grow.

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
Valvoline’s success depends on its ability to attract, retain and develop key personnel in a highly competitive labor market, and the inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Valvoline’s operations. This risk of unwanted employee turnover is substantial in positions that require certain technical expertise, particularly in the Quick Lubes business. This risk is also substantial in developing international markets that Valvoline has targeted for growth and in North America, where attracting marketing and technical expertise to geographies necessary to support its management is important to its success. In addition, Valvoline relies heavily on its senior management team, and its future success depends, in part, on its ability to identify and develop or recruit talent to succeed its senior management and other key positions throughout the organization. If Valvoline fails to identify and develop or recruit successors, it is at risk of being harmed by the departures of these key employees.

Valvoline may be unable to execute its growth strategy, and acquisitions, joint ventures, strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact Valvoline’s business and results of operations.
Acquisitions, particularly for the Quick Lubes business segment, are an important element of Valvoline’s overall growth strategy. In addition, building strategic alliances for distribution and manufacturing, particularly in international markets, including through joint venture partnerships, product distribution and toll manufacturing arrangements, are also an important element of Valvoline’s overall growth strategy. Valvoline expects to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions, and to continue to grow its Quick Lubes business organically and through acquisitions. An inability to execute these plans could have a material adverse impact on Valvoline’s financial condition and results of operations. In addition, the process of integrating an acquired company, business, or product may create unforeseen operating difficulties or expenditures. The areas where Valvoline faces risks include:

•inability to fully execute plans to add stores to Valvoline's Quick Lubes business, due to lack of desirable real estate sites, regulatory or municipal hurdles, a lack of viable acquisition targets, or other factors;
•diversion of management’s time and attention from operating Valvoline’s business to acquisition integration challenges;
•failure to successfully grow the acquired business or product lines;
•inability to implement adequate controls, procedures and policies at the acquired company;
•integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;
•transition of operations, users and customers onto Valvoline’s existing platforms;
•reliance on the expertise of Valvoline’s strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;
•failure to achieve expected synergies or realize expected financial or strategic benefits from an acquisition;
•failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval under competition and antitrust laws which could, among other things, delay or prevent Valvoline from completing a transaction, or otherwise restrict its ability to realize the expected financial or strategic goals of an acquisition;
•in the case of non-U.S. acquisitions, the need to integrate operations across different cultures and languages and to address economic, currency, political and regulatory risks associated with specific countries;
•cultural challenges associated with integrating employees from the acquired company into Valvoline’s organization, and retention of employees from the companies that Valvoline acquires;
•liability for, or reputational harm from, activities of the acquired company before the acquisition or from Valvoline’s strategic partners; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former security holders or other third parties.

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

Failure to develop and market new products, services and production technologies could impact Valvoline’s competitive position and have an adverse effect on its business and results of operations.
The lubricants industry is subject to periodic technological change and ongoing product improvements. In order to maintain margins and remain competitive, Valvoline must successfully innovate and introduce new products, improvements or services that appeal to its customers and ultimately to global consumers. Changes in additive technologies, base oil production techniques and sources, and the demand for improved performance by OEMs and consumers place particular pressure on Valvoline to continue to improve its product offerings. In addition, the adoption of electric vehicles is increasing, which reduces the demands for lubricants, but expands the opportunity for other products required by electric vehicles, including coolants, fluids and greases. If Valvoline is unable to develop and market products for electric vehicles, its business and results of operations could be adversely impacted. Further, Valvoline’s efforts to respond to changes in consumer demand in a timely and cost-efficient manner to drive growth could be adversely affected by difficulties or delays in product development and service innovation, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products or service techniques. Due to the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products Valvoline is currently developing, or could develop in the future, will achieve substantial commercial success. The time and expense invested in product development may not result in commercial products or provide revenues. Valvoline could be required to write-off its investments related to a new product that does not reach commercial viability. Moreover, Valvoline may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

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
Business disruptions, including those related to operating hazards inherent in the production of lubricants, natural disasters, severe weather conditions, climate change, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breaches, terrorist attacks, armed conflicts, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Valvoline’s operations, as well as the operations of Valvoline’s customers and suppliers, and may adversely impact Valvoline’s financial performance. For example, Valvoline’s Deer Park, Texas blending facility was temporarily shut down during fiscal 2019 for approximately five weeks due to a fire and the resulting chemical releases at a nearby third-party petrochemical terminal, which increased operating costs as Valvoline shifted production to its other blending facilities. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Valvoline’s products; make it difficult or impossible for Valvoline to manufacture its products, deliver products and services to its customers, or receive raw materials from suppliers; lead to increased costs of raw materials; or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Valvoline’s businesses, a catastrophic event at one of Valvoline’s facilities or involving its products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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

Valvoline may not achieve some or all of the expected benefits of its restructuring and cost-savings program and this program may adversely affect its business.
In the second fiscal quarter of 2019, Valvoline announced a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes, and focus the organization’s structure and resources on key growth initiatives. Implementation of the program may be costly and disruptive to Valvoline’s business and Valvoline may not be able to realize the cost savings and benefits initially anticipated. Cost savings expectations are estimates that are inherently difficult to predict; therefore, there can be no assurance that the estimates described in this Annual Report on Form 10-K will prove to be accurate or that the objectives of the program will be achieved. A variety of factors could cause Valvoline not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to the program, unexpected costs associated with operating the business or executing the program, or Valvoline’s ability to achieve the efficiencies contemplated by the program. Further, any cost savings that Valvoline realizes may be offset, in whole or in part, by a reduction in net sales or through increases in other expenses. Additionally, as a result of these restructuring and cost-savings initiatives, Valvoline may experience a loss of continuity and accumulated knowledge and incur inefficiencies during transitional periods. Reorganization and restructuring can require a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing Valvoline’s business.

If Valvoline fails to achieve some or all of the expected benefits or savings of its restructuring and cost-savings program within the expected time periods, or if its transitions and plans are not effective, it could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows. For more information about the restructuring and cost-savings program, refer to Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K as well as to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this Annual Report on Form 10-K.

Data protection requirements could increase operating costs and requirements and a breach in information privacy or other related risks could negatively impact operations.
Valvoline is subject to federal, state, and non-U.S. laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data relating to its customers and employees. These laws, directives and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the General Data Protection Regulation (“GDPR”), which went into effect in the EU on May 25, 2018, applies to all of Valvoline’s activities conducted from an establishment in the EU and may also apply to related products and services that Valvoline offers to customers in the EU. Complying with the GDPR and similar emerging and changing privacy and data protection requirements may cause Valvoline to incur substantial costs. Noncompliance with these legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or others, and significant legal and financial exposure and could affect its ability to retain and attract customers. Any failure or perceived failure by Valvoline or any third parties with which it does business to comply with these laws, rules and regulations, or with other obligations to which Valvoline may be or become subject, may result in actions against Valvoline by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, damage Valvoline’s reputation and adversely affect business, operating results, financial position and cash flows.

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

Valvoline’s global operations expose it to trade and economic sanctions and other restrictions imposed by the United States, the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing Valvoline’s operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject Valvoline to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact Valvoline’s business, results of operations and financial condition.

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
The Quick Lubes business, including VIOC and Valvoline Great Canadian Oil Change, is made up of an international network of both company-owned and franchised stores. Valvoline’s success relies in part on the financial success and cooperation of its franchisees. However, Valvoline has limited influence over their operations. Valvoline’s franchisees manage their businesses independently and are responsible for the day-to-day operations of approximately 63% of Quick Lube system stores as of September 30, 2019. Valvoline’s royalty and other payments from franchised stores are largely dependent on franchisee sales. Valvoline’s franchisees may have limited or no sales growth, and Valvoline’s revenues and margins could be negatively affected as a result. In addition, if sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, store closures, delayed or reduced royalty payments to Valvoline and reduced growth in the number of Quick Lube stores.

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

Valvoline’s operating performance and reputation could also be negatively impacted if its independent franchisees experience service failures or otherwise operate in a manner that projects a brand image inconsistent with Valvoline’s values, particularly if Valvoline’s contractual and other rights and remedies are limited, costly to exercise or subject to litigation. If Valvoline’s franchisees do not successfully operate Quick Lube stores in a manner consistent with Valvoline’s standards, Valvoline’s brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results. Although Valvoline should not be liable for the acts of its independently-owned franchisees, it is possible that a court may not recognize the legal distinction between Valvoline and its franchisees and hold Valvoline liable for a franchisee’s violation of applicable laws or regulations.

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
Valvoline has substantial indebtedness and financial obligations. As of September 30, 2019, Valvoline had outstanding indebtedness of approximately $1.3 billion, with a borrowing capacity remaining under its existing credit facilities of $634 million.

Valvoline may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes. Valvoline's substantial indebtedness could adversely affect its business, results of operations and financial condition by, among other things:

•requiring Valvoline to dedicate a substantial portion of its cash flows to pay principal and interest on its debt, which would reduce the availability of its cash flow to fund working capital, capital expenditures, acquisitions, execution of its growth strategy and other general corporate purposes;
•limiting Valvoline’s ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of its growth strategy and other purposes;
•making Valvoline more vulnerable to adverse changes in general economic, industry and regulatory conditions and in its business by limiting its flexibility in planning for, and making it more difficult for it to react quickly to, changing conditions;
•placing Valvoline at a competitive disadvantage compared with its competitors that have less debt and lower debt service requirements;
•making Valvoline more vulnerable to increases in interest rates since some of its indebtedness is subject to variable rates of interest; and
•making it more difficult for Valvoline to satisfy its financial obligations.

In addition, Valvoline may not be able to generate sufficient cash flows to repay its indebtedness when it becomes due and to meet its other cash needs. If Valvoline is not able to pay its debts as they become due, it could be in default under the terms of its indebtedness. Valvoline might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities. Valvoline may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if it must sell its assets, it may negatively affect Valvoline’s ability to generate revenues.

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
Valvoline relies heavily upon its trademarks, domain names and logos, as well as upon trade secrets, to market its brands and to build and maintain brand loyalty and recognition. Valvoline also relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect its various intellectual property rights. For example, Valvoline has generally registered and continues to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as appropriate. Effective trademark protection may not be available or may not be sought in every country in which Valvoline’s products are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available to or be registered by Valvoline, even if available.

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
In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical pension and other postretirement benefit plans and related liabilities. The funded status of Valvoline's pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Though Valvoline has taken a number of actions over the past three fiscal years to reduce the risk and volatility associated with the most significant of these plans, the U.S. qualified plan, changing market conditions or laws and regulations could require material increases in the expected cash contributions to Valvoline's pension plans in future years. Specifically, unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for Valvoline’s businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funded status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually and as otherwise required through mark to market accounting could result in volatility in Valvoline’s earnings, which could be material. In addition, Valvoline’s pension and other postretirement benefit plan obligations are currently underfunded, and Valvoline may have to make significant cash payments to some or all of these plans, which would reduce the cash available for its businesses.

Under the Employee Retirement Income Security Act of 1974, as amended, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event Valvoline’s tax-qualified pension plans are terminated by the PBGC, Valvoline could be liable to the PBGC for some portion of the underfunded amount.

Failure to maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on Valvoline’s business and stock price.
As a public company, Valvoline is subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires annual assessments by Valvoline’s management of the effectiveness of Valvoline’s internal control over financial reporting and annual reports by Valvoline’s independent registered public accounting firm that address the effectiveness of internal control over financial reporting. During the course of its annual assessment, Valvoline may identify deficiencies or material weaknesses which it may not be able to remediate in time to meet its deadline for compliance with Section 404. Evaluating and maintaining internal control can divert management’s attention from other matters that are important to the operation of Valvoline’s business. Valvoline may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 or Valvoline’s independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of Valvoline’s internal control over financial reporting. If Valvoline concludes that its internal control over financial reporting is not effective in any annual assessment, Valvoline cannot be certain as to the timing of completion of its evaluation, testing and remedial actions or their effect on its operations. If either Valvoline is unable to conclude that it has effective internal control over financial reporting or its independent auditors are unable to provide it with an unqualified report as required by Section 404 in any annual assessment, then investors could lose confidence in Valvoline’s reported financial information, which could have a negative effect on the trading price of Valvoline's stock.

Valvoline is subject to payment-related risks for company-owned and franchised Quick Lube stores.
At company-owned and franchised Quick Lube stores, Valvoline accepts a variety of payment methods, including credit cards and debit cards. Accordingly, Valvoline is, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs, reduce the ease of use of certain payment methods and expand liability for Valvoline. For certain payment methods, including credit and debit cards, Valvoline pays interchange and other fees, which may increase over time and raise the Company's operating costs. Valvoline relies on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to Valvoline, or if the cost of using these providers increases, Valvoline’s business could be harmed. Valvoline is also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Valvoline to comply. If Valvoline fails to comply with these rules or requirements, or if its data security systems are breached or compromised, Valvoline may be liable for losses incurred by card issuing banks or consumers, subject to fines and higher transaction fees, lose its ability to accept credit and debit card payments from its customers or process electronic fund transfers or facilitate other types of payments and its brand, business and results of operations could be significantly harmed.

Valvoline’s business exposes it to potential product liability claims and recalls, false advertising claims and other claims, which could adversely affect its financial condition and performance.
The development, manufacture and sale of automotive, commercial and industrial lubricants and automotive chemicals and the provision of automotive maintenance services involve an inherent risk of exposure to product liability claims, false advertising claims, product recalls, workplace exposure, product seizures and related adverse publicity. A product liability claim, false advertising claim or related judgment against Valvoline could also result in substantial and unexpected expenditures, affect consumer or customer confidence in Valvoline’s products and services, and divert management’s time and attention from other responsibilities. Although Valvoline maintains product and general liability insurance, there can be no assurance that the type or level of coverage it has is adequate or that it will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured product liability, false advertising or other judgment against Valvoline could have a material adverse effect on its reputation, results of operations and financial condition.

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
If, due to breaches of covenants that Valvoline has agreed to in connection with the Separation Agreement or the Distribution, it were determined that the Distribution did not qualify for non-recognition of gain and loss, Valvoline could be required to indemnify Ashland for the resulting taxes (and reasonable expenses). In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Ashland, but not to its shareholders, if Valvoline or its shareholders were to engage in transactions that result in a 50% or greater change (by vote or value) in the ownership of Valvoline’s stock during the four-year period beginning on the date that begins two years before the date of the Distribution, which occurred on May 12, 2017, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions. If the Distribution were taxable for U.S. federal income tax purposes to Ashland due to a breach of Valvoline’s covenants or a 50% or greater change in the ownership of Valvoline’s stock during the aforementioned four-year period, Ashland would recognize a gain as if it had sold Valvoline common stock in a taxable transaction in an amount up to the fair market value of the stock held by it immediately before the Distribution, and Valvoline generally would be required to indemnify Ashland for the tax on such gain and related expenses, as well as any additional gain in connection with certain reorganization transactions undertaken to effect the separation and the Distribution. Any such obligation could have a material impact on Valvoline’s financial condition.

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

Pursuant to the Tax Matters Agreement, Valvoline is required to indemnify Ashland for: (a) certain U.S. federal, state or local taxes of Ashland and/or its subsidiaries for any tax period ending on or prior to the (i) Distribution that arise on audit or examination and are directly attributable to Valvoline or (ii) IPO that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Chemicals business; and (b) certain non-U.S. taxes of Ashland and/or its subsidiaries for any tax period ending on or prior to the Distribution that arise on audit or examination and are directly attributable to Valvoline. This indemnification obligation could be material if Ashland receives a material tax assessment for pre-IPO tax periods, several of which are currently under IRS audit.

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

Valvoline’s inability to resolve favorably any disputes that arise between Valvoline and Ashland with respect to their past relationship may adversely affect its operating results.
Disputes may arise between Ashland and Valvoline in a number of areas relating to their past relationship, including labor; tax; employee benefits, including pension liabilities; indemnification; services provided to one another; and other matters arising from Valvoline’s separation from Ashland. Valvoline may not be able to resolve disputes with Ashland, and even if it does, the resolution may not be favorable and could adversely affect Valvoline’s operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Valvoline’s corporate headquarters is located in Lexington, Kentucky, where the Company currently leases approximately 187,000 square feet. Valvoline owns or leases several facilities throughout North America, Europe, Australia, and Asia that comprise over 2 million square feet of blending, warehouse, research and development and office space. In addition, Valvoline owns or leases the property associated with 519 company-owned quick-lube service center stores under the Valvoline Instant Oil ChangeSM and Valvoline Great Canadian Oil Change brands throughout the United States and Canada, respectively. The properties leased by Valvoline generally have expiration dates ranging from less than one year to more than 20 years, with certain renewal options available.

In addition, Valvoline contracts with third parties to provide blending, packaging, warehousing and distribution services. Valvoline believes its physical properties are suitable and adequate for the Company’s business, and none of the property owned by Valvoline is subject to any major known encumbrances. Additional information regarding certain lease obligations may be found in Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Many of these legal matters involve complex issues of law and fact and may proceed for protracted periods of time. The Company’s legal proceedings are reviewed on an ongoing basis to establish liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable and to provide disclosure of matters for which management believes a material loss is at least reasonably possible. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. As disclosed within the Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K, the Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable.

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

As of November 15, 2019, there were approximately 10,000 registered holders of Valvoline common stock.

Dividend policy
Valvoline expects to continue to pay quarterly cash dividends to the holders of its common stock; however, the declaration and payment of dividends to holders of Valvoline common stock will be at the discretion of Valvoline's Board of Directors (the "Board") in accordance with applicable law after taking into account various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant. In addition, the instruments governing Valvoline’s indebtedness may limit its ability to pay dividends. Therefore, no assurance is given that Valvoline will pay any dividends to its stockholders, or as to the amount of any such dividends if the Board determines to do so.

Stock performance graph
The following graph compares the cumulative total stockholder return on a $100 investment in Valvoline common stock, the S&P Mid Cap 400 Index, and the S&P Mid Cap 400 Consumer Staples Index for the period from September 23, 2016 (the date Valvoline common stock commenced trading) to September 30, 2019. This graph assumes an investment in the Valvoline common stock and each index were $100 on September 23, 2016 and that all dividends were reinvested.

Comparison of cumulative total returns	9/23/2016	9/30/2016	9/30/2017	9/30/2018	9/30/2019
Valvoline Inc.	$100.00	$101.69	$102.44	$95.23	$99.66
S&P Mid Cap 400 Index	$100.00	$100.15	$117.70	$134.42	$131.07
S&P Mid Cap 400 Consumer Staples Index	$100.00	$100.91	$101.25	$107.66	$106.56

Purchases of Company common stock
The Company did not repurchase any shares of common stock during the three months ended September 30, 2019 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of September 30, 2019, $75 million remains available for share repurchases under this authorization.

ITEM 6.  SELECTED FINANCIAL DATA

Valvoline Inc. and Consolidated Subsidiaries
Five-Year Selected Financial Information (a) (b)
	For the years ended September 30
(In millions, except per share data)	2019	2018	2017	2016	2015
Summary of operations
Sales	$2,390	$2,285	$2,084	$1,929	$1,967
Gross profit	$810	$806	$776	$748	$700
Operating income	$398	$395	$394	$396	$360
Net income (c)	$208	$166	$304	$273	$196

Common stock information
Basic earnings per share (d)	$1.10	$0.84	$1.49	$1.60	$1.15
Diluted earnings per share (d)	$1.10	$0.84	$1.49	$1.60	$1.15
Dividends per common share	$0.42	$0.30	$0.20	$—	$—

Cash flow information
Cash flows from operating activities	$325	$320	$(130)	$311	$330
Less: Additions to property, plant and equipment	(108)	(93)	(68)	(66)	(45)
Plus: Discretionary contributions to pension plans	—	—	394	—	—
Free cash flow (e)	$217	$227	$196	$245	$285

	As of September 30
(In millions)	2019	2018	2017	2016	2015
Balance sheet information
Total assets	$2,064	$1,854	$1,915	$1,825	$978
Long-term debt and capital lease obligations (including current portion)	$1,367	$1,342	$1,075	$749	$4
Stockholders’ (deficit) equity	$(258)	$(358)	$(117)	$(330)	$617

	For the years ended September 30
Unaudited (In millions)	2019	2018	2017	2016	2015
Other financial and operational data
Lubricant sales volume (gallons)	178.4	181.9	179.7	174.5	167.4
Company-owned same-store sales growth (f)	9.7%	8.7%	7.0%	6.2%	7.5%
Franchised same-store sales growth (f) (g)	10.4%	8.0%	7.5%	8.0%	7.8%
Combined same-store sales growth (f) (g)	10.1%	8.3%	7.4%	7.5%	7.7%
EBITDA (h)	$399	$449	$574	$468	$335
Adjusted EBITDA (h)	$478	$466	$447	$440	$412

(a)During the periods presented, Valvoline experienced certain changes in the composition of its assets and liabilities affecting the comparability of financial information between years. These changes include, but are not limited to, the Contribution of assets and liabilities from Ashland in fiscal 2016, an IPO in fiscal 2016, establishing a stand-alone capital structure in fiscal 2016, and the separation from Ashland in fiscal 2017.
(b)At the beginning of fiscal 2019, Valvoline adopted the new revenue recognition accounting standard using the modified retrospective method to those contracts that were not completed as of October 1, 2018. Refer to Notes 2 and 3 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for details regarding the impact of adoption.
(c)Net income includes the impact of immediately recognizing actuarial gains and losses for defined benefit pension and other postretirement plan remeasurements. During the years ended September 30, Valvoline recognized the following pre-tax remeasurements: a loss of $69 million in 2019, a loss of $38 million in 2018, a gain of $68 million in 2017, a gain of $18 million in 2016, and a loss of $46 million in 2015. Net income also includes the impact of the enactment of U.S. and Kentucky tax reform legislation, which resulted in an income tax benefit of $5 million in fiscal 2019 and income tax expense of $78 million in fiscal 2018.
(d)The weighted average common shares outstanding for the years ended September 30, 2016 and 2015 are based on the 170 million shares issued to Ashland in the Contribution.

(e)In addition to cash flows from operating activities determined in accordance with U.S. GAAP, Valvoline uses free cash flow as a non-GAAP metric of cash flow generation. By deducting capital expenditures from operating cash flows and adding discretionary contributions to pension plans, the Company is able to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods. Valvoline’s results of operations are presented based on its management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, its financial results and free cash flow are not necessarily comparable with similar information for other comparable companies. Free cash flow has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, or more meaningful than, cash flows provided by operating activities as determined in accordance with U.S. GAAP. In evaluating free cash flow, be aware that in the future Valvoline may incur expenses similar to those for which adjustments are made in calculating free cash flow. Valvoline’s presentation of free cash flow should not be construed as a basis to infer that its future results will be unaffected by unusual or nonrecurring items. Because of these limitations, one should rely primarily on cash flows provided by operating activities as determined in accordance with U.S. GAAP and use free cash flow only as a supplement.
(f)Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.
(g)Valvoline franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
(h)In addition to net income determined in accordance with U.S. GAAP, Valvoline evaluates operating performance using certain non-GAAP measures including Earnings before interest, taxes, depreciation and amortization (“EBITDA”), which management defines as net income/loss, plus income tax expense/benefit, net interest and other financing expenses, and depreciation and amortization; and Adjusted EBITDA, which Valvoline defines as EBITDA adjusted for key items and net pension and other postretirement plan income/expense. Key items consist of income or expenses associated with certain unusual, infrequent or non-operational income or expenses not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods and are also often related to legacy matters or market-driven events that do not have an immediate, corresponding impact on the Company’s ongoing performance. Key items may consist of adjustments related to: the impairment of an equity investment; legacy businesses, including the separation from Ashland and associated impacts of related indemnities; significant acquisitions or dispositions, restructuring-related matters, and other matters that are non-operational or unusual in nature. Net pension and other postretirement plan income/expense includes several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost/credit. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global financial markets (in particular, interest rates) and are outside the operational performance of the business and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA will continue to include pension and other postretirement service costs related to current employee service as well as the costs of other benefits provided to employees for current service.
Valvoline believes the use of non-GAAP measures assists investors in understanding the ongoing operating performance of its business by presenting comparable financial results between periods. The non-GAAP information provided is used by management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA provide a supplemental presentation of Valvoline’s operating performance.
EBITDA and Adjusted EBITDA each have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income as determined in accordance with U.S. GAAP. Because of these limitations, one should rely primarily on net income as determined in accordance with U.S. GAAP and use EBITDA and Adjusted EBITDA only as supplements. In evaluating EBITDA and Adjusted EBITDA, one should be aware that in the future Valvoline may incur activity similar to those for which adjustments are made in calculating EBITDA and Adjusted EBITDA. Valvoline’s presentation of EBITDA and Adjusted EBITDA should not be construed as a basis to infer that future results will be unaffected by unusual or nonrecurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented.

	For the years ended September 30
(In millions)	2019	2018	2017	2016	2015
Net income	$208	$166	$304	$273	$196
Income tax expense	57	166	186	148	101
Net interest and other financing expenses	73	63	42	9	—
Depreciation and amortization (a)	61	54	42	38	38
EBITDA	399	449	574	468	335
Net pension and other postretirement plan expense (income)	60	—	(138)	(35)	37
Net legacy and separation-related expenses (a)	3	14	11	6	—
Business interruption expenses (a)	6	—	—	—	—
Acquisition and divestiture-related (gains) losses (b)	(4)	3	—	1	26
Impairment of equity investment (a)	—	—	—	—	14
Restructuring and related expenses (a)	14	—	—	—	—
Adjusted EBITDA	$478	$466	$447	$440	$412

(a)These expense (income) amounts were included in operating income in the respective years ended September 30.
(b)Acquisition and divestiture-related (gains) losses in fiscal 2019 and 2018 were included in operating income, while losses in fiscal 2016 and 2015 were reported below operating income.

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

In the United States and Canada, Valvoline’s products and services are sold to retailers with over 50,000 retail outlets, to installer customers with over 15,000 locations, and through 1,385 franchised and company-owned stores. Valvoline also has a strong international presence with products sold in more than 140 countries. Valvoline serves its customer base through its sales force and technical support organization, allowing Valvoline to leverage its technology portfolio and customer relationships globally, while meeting customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.

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

FISCAL 2019 OVERVIEW

The following were the significant events for fiscal 2019, each of which is discussed more fully in this Annual Report on Form 10-K:

•Quick Lubes growth in sales and earnings was driven by organic same-store sales growth and an overall increase in the number of stores expanding the Quick Lubes footprint in both the U.S. and Canada. For the year, system-wide same-store sales grew 10.1%, a record for full-year system-wide same-store sales growth, and represented the 13th consecutive year of same-store sales increases. This growth was driven by a balanced contribution from transaction growth and average ticket improvement due to effective marketing and customer retention, increased revenue from non-oil-change services, and favorable pricing and premium mix. The Quick Lubes system added 143 net new stores in fiscal 2019. Company-owned store growth was comprised of 28 newly-constructed stores and 29 acquired stores, which included the first company-owned stores outside the U.S. Strong franchise store growth of 86 stores included the Company's acquisition of Oil Changers franchised stores in Canada.

•Overall lower volume in Core North America led to declines in sales and earnings during fiscal 2019. This decline in volume was primarily due to a decrease in branded volume in the retail channel driven by the market challenges that have affected Core North America throughout the year. Installer customer channel volumes were lower primarily due to changes with certain key accounts, as the underlying base business remained steady. Also impacting Core North America’s results were unfavorable costs related to the temporary shutdown of the Company’s second largest domestic blending facility and the new revenue recognition guidance that resulted in a decline in the segment’s operating income.

•International segment earnings increased modestly on roughly flat volume, with mixed results by region. The EMEA region showed strong volume growth during the year and provided benefits from the recent acquisition in Eastern Europe, which resulted in a bargain purchase gain. The Asia Pacific market had mixed results with improved volumes in many markets driven by channel development efforts that were more than offset by volume pressure in other markets, including China. The Latin American region had lower volumes from the prior year primarily related to the liquidation of the Company's subsidiary in Brazil completed in late fiscal 2018. Benefits from incentives received in fiscal 2019 for operating in a free-trade zone were more than offset by unfavorable currency movements and costs related to the temporary shutdown of the blending facility that also supports the International segment.

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

•During fiscal 2019, Valvoline paid $80 million, $0.424 per common share, in cash dividends to its shareholders.

BUSINESS STRATEGY

Valvoline's key business and growth strategies include:

•Aggressively growing Quick Lubes through organic service center expansion and opportunistic acquisitions, while enhancing retail service capabilities through a consistent and preferred customer experience delivered by hands-on experts;

•Strengthening and maintaining the foundation in Core North America by leveraging investments in technology and marketing to drive speed, efficiency and value across the business and customer interactions, while increasing penetration of Valvoline’s full product portfolio;

•Accelerating International market share growth through continued development of and investment in key emerging and high value markets;

•Broadening capabilities to serve future transport vehicles by developing relationships with OEM and leveraging innovation in the development of future products and light services in direct and adjacent markets; and

•Accelerating the shift to a services-driven business by leveraging customer relationships and experiences to develop new capabilities globally.

Results for Fiscal 2018 compared to Fiscal 2017

For comparisons of Valvoline's consolidated and segment results of operations and consolidated cash flows for the fiscal years ended September 30, 2018 to September 30, 2017, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on November 21, 2018.

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

Management also believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Adjusted EBITDA excludes the impact of the following:

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

Key Business Measures
Valvoline tracks its operating performance and manages its business using certain key business measures, including system-wide and franchised same-store sales and lubricant volume from unconsolidated joint ventures, which management believes are important to understanding Valvoline’s operating performance.

Same-store sales is defined as sales by Quick Lubes service center stores (company-owned, franchised or the combination of both for system-wide same-store sales), with new stores excluded from the metric until the completion of their first full fiscal year in operation because this period is generally required for new store sales levels to normalize. Valvoline does not recognize sales from franchised stores as Quick Lubes operating segment revenue. Quick Lubes revenue is limited to sales at company-owned stores, sales of lubricants and other products to franchisees, and royalties and other fees from franchised stores. Although Valvoline does not record franchise sales as revenue in its Consolidated Statements of Comprehensive Income, management believes system-wide and franchised same-store sales information is useful to assess the operating performance of an average Quick Lubes store.

Management uses lubricant volume from unconsolidated joint ventures to measure the operating performance of the International operating segment. Valvoline does not record lubricant sales from unconsolidated joint venture as International operating segment revenue. International revenue is limited to sales by consolidated affiliates. Although Valvoline does not record sales by unconsolidated joint ventures as revenue in its Consolidated Statements of Comprehensive Income, management believes lubricant volume including and from unconsolidated joint ventures is useful to assess operating performance of investments in joint ventures.
Accordingly, system-wide and franchised same store sales and lubricant volume, including unconsolidated joint ventures should be considered as supplements to, not substitutes for, Valvoline’s sales, as determined in accordance with U.S. GAAP.

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations for the years ended September 30:

	2019		2018		Variance
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% Change
Sales	$2,390	100.0%	$2,285	100.0%	$105	4.6%
Gross profit	$810	33.9%	$806	35.3%	$4	0.5%
Net operating expenses	$412	17.2%	$411	18.0%	$1	0.2%
Operating income	$398	16.7%	$395	17.3%	$3	0.8%
Net income	$208	8.7%	$166	7.3%	$42	25.3%

Sales
The following table provides a reconciliation of the changes in sales from fiscal 2018 to 2019:

(In millions)	2019 Change

Pricing	$54
Revenue recognition adjustments	50
Volume	4
Product mix	16
Currency exchange	(29)
Acquisitions	10
Change in sales	$105

Key drivers of the increase in sales from the prior year were higher product pricing, favorable product mix, acquisitions, and the impact related to the adoption of new revenue recognition guidance, partially offset by unfavorable currency exchange. The effects of volume improvements in Quick Lubes more than offset declines in Core North America and International, favorably impacting sales during the period. During fiscal 2019, lubricant gallons sold decreased 2% to 178.4 million.
The changes to reportable segment sales and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.

Gross profit
The following table provides a reconciliation of the changes in gross profit from fiscal 2018 to 2019:

(In millions)	2019 Change

Volume and product mix	$15
Revenue recognition adjustments	(9)
Acquisitions	7
Currency exchange	(7)
Price and cost	(2)
Change in gross profit	$4

The increase in gross profit was driven by favorable changes in volume and product mix, as well as the addition of acquired companies. The benefit of volume improvements in Quick Lubes and broad premium product mix increases more than offset the volume declines in Core North America and International, leading to a favorable combined volume and mix impact on gross profit. Offsetting these favorable impacts were decreases in gross profit related to the adoption of new revenue recognition guidance, currency exchange due to the strong U.S. dollar, and costs in excess of price, which included incremental costs related to the temporary shutdown of the Company's second largest domestic blending facility due to a fire at a nearby third-party petrochemical terminal.
The Valvoline blending facility in Texas that was temporarily shut down near the end of the second fiscal quarter of 2019, due to a nearby third-party fire and resulting chemical releases, sustained no damage, reopened and resumed operations in late April 2019. The Company quickly addressed the shutdown by utilizing its supply chain to shift production and minimize business impacts in order to fulfill customer orders timely. These actions resulted in incremental expenses of $6 million during fiscal 2019. Management is pursuing insurance recoveries related to the business interruption and does not expect to incur additional incremental costs beyond fiscal 2019.

The decrease in gross profit margin was largely due to certain reclassifications related to the adoption of new revenue recognition guidance and the incremental business interruption expenses related to the temporary shutdown of the blending facility.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in “Reportable Segment Review” below.
Net operating expenses

The table below provides details of the components of net operating expenses during the years ended September 30:

	2019		2018		Variance
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% Change
Selling, general and administrative expenses	$449	18.8%	$430	18.8%	$19	4.4%
Net legacy and separation-related expenses	3	0.1%	14	0.6%	(11)	(78.6)%
Equity and other income, net	(40)	(1.7)%	(33)	(1.4)%	(7)	21.2%
Net operating expenses	$412	17.2%	$411	18.0%	$1	0.2%

The increase in selling, general and administrative expenses was largely driven by restructuring and related expenses of $14 million recognized during fiscal 2019, as well as increases related to acquisitions, marketing and advertising, and compensation-related costs compared to 2018. These increases were partially offset by the favorable impacts of currency exchange and certain reclassifications related to the adoption of new revenue recognition guidance in fiscal 2019.
The decrease in net legacy and separation-related expenses was largely related to the effects of the enactment of U.S. and Kentucky tax reform in fiscal 2018, which drove net increases to the estimated indemnities due to Ashland under the Tax Matters Agreement. Furthermore, the decrease is related to lower legacy multiemployer pension plan partial withdrawal assessment costs recognized in fiscal 2019.

The increase in equity and other income, net was primarily related to the bargain purchase gain recognized in connection with the acquisition of an Eastern European lubricant production company and incentives received for operating in a free-trade zone outside the U.S., partially offset by a decrease in other income related to a gain recognized in fiscal 2018 due to the sale of two Quick Lubes stores.

Net pension and other postretirement plan expense
Net pension and other postretirement plan expense increased $60 million from the prior year primarily due to a loss on pension and other postretirement plan remeasurement of $69 million compared to a loss of $38 million in fiscal 2018. This change was primarily attributed to decreases in discount rates, which was partially offset by higher than expected return on plan assets and favorable changes in mortality assumptions. In addition, pension de-risking actions taken by the Company to shift the U.S. qualified plan’s target asset allocation toward more fixed income securities and better match the asset duration to that of the pension plan obligations resulted in a lower expected return on plan assets and a decrease in related recurring non-service income.

Net interest and other financing expenses
Net interest and other financing expense increased $10 million during fiscal 2019 compared to 2018. The increase was generally attributed to increased borrowing transactions during the current year, including the amendment of the 2016

Credit Agreement, which resulted in additional expenses associated with executing the transaction and higher outstanding debt.

Income tax expense
The following summarizes income tax expense and the effective tax rate during the years ended September 30:

(In millions)	2019	2018
Income tax expense	$57	$166
Effective tax rate percentage	21.5%	50.0%

The decrease in income tax expense and the effective tax rate were principally driven by the prior year enactment of U.S. and Kentucky tax reform legislation, which resulted in the full year benefit of lower corporate statutory income tax rates in fiscal 2019 and reduced tax expense of approximately $78 million primarily related to the prior year remeasurement of net deferred tax assets at the lower corporate statutory income tax rates. In addition, benefits of approximately $10 million were recognized during fiscal 2019 related to accelerated deductions permitted by the provisions of U.S. tax reform, the expected utilization of tax attributes as a result of the clarification of certain provisions of Kentucky tax reform legislation, and the release of a valuation allowance.

EBITDA and Adjusted EBITDA
The following table reconciles net income to EBITDA and Adjusted EBITDA for the years ended September 30:

(In millions)	2019	2018
Net income	$208	$166
Income tax expense	57	166
Net interest and other financing expenses	73	63
Depreciation and amortization	61	54
EBITDA	399	449
Net pension and other postretirement plan expense	60	—
Net legacy and separation-related expenses	3	14
Restructuring and related expenses	14	—
Business interruption expenses	6	—
Acquisition and divestiture-related (gains) losses	(4)	3
Adjusted EBITDA (a)	$478	$466

(a)Net pension and other postretirement plan income includes remeasurement gains and losses and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details.

The increase in Adjusted EBITDA of $12 million in fiscal 2019 was driven by the performance of the Quick Lubes reportable segment and its system-wide same-store sales growth from an increase in both transactions and average ticket. The strong performance of the Quick Lubes reportable segment more than offset Adjusted EBITDA declines in the Core North America reportable segment. The declines in Core North America were primarily a result of decreased volume, including challenges within the retail customer channel.

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
•International - sells engine and automotive products in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

Valvoline’s reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as net pension and other postretirement plan expense, net interest and other financing expenses or income tax expense. Operating income by segment includes the allocation of shared corporate costs, which are allocated consistently based on each segment’s proportional contribution to various financial measures. Valvoline does not allocate certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. These matters are attributed to Unallocated and other. Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies.

The following table presents sales, operating income and statistical operating information by reportable segment for the years ended September 30:

(In millions)	2019	2018
Sales
Quick Lubes	$822	$660
Core North America	994	1,035
International	574	590
Consolidated sales	$2,390	$2,285

Operating income
Quick Lubes	$178	$153
Core North America	152	172
International	85	84
Total operating segments	415	409
Unallocated and other	(17)	(14)
Consolidated operating income	$398	$395

Depreciation and amortization
Quick Lubes	$36	$30
Core North America	18	18
International	7	6
Consolidated depreciation and amortization	$61	$54

Operating information
Quick Lubes
Lubricant sales gallons	28.1	24.4
Premium lubricants (percent of U.S. branded volumes)	65.0%	62.4%
Gross profit as a percent of sales (a)	39.1%	40.1%
Core North America
Lubricant sales gallons	92.1	98.8
Premium lubricants (percent of U.S. branded volumes)	52.6%	49.2%
Gross profit as a percent of sales (a)	33.0%	35.9%
International
Lubricant sales gallons (b)	58.2	58.7
Lubricant sales gallons, including unconsolidated joint ventures (c)	99.0	98.7
Premium lubricants (percent of lubricant volumes)	28.2%	27.4%
Gross profit as a percent of sales (a)	28.1%	28.9%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Excludes volumes from unconsolidated subsidiaries.
(c)Valvoline unconsolidated joint ventures are distinct legal entities and Valvoline does not consolidate the result of operations of its unconsolidated joint ventures.

Quick Lubes
Quick Lubes sales are influenced by the number of service center stores and the business performance of those stores. The following tables provide supplemental information regarding company-owned and franchised stores that Valvoline believes is relevant to an understanding of the Quick Lubes business and its performance.

	Company-owned
	For the years ended September 30
	2019	2018
Beginning of period	462	384
Opened	28	17
Acquired	24	3
Conversions between company-owned and franchised	5	58
Closed	—	—
End of period	519	462

	Franchised*
	For the years ended September 30
	2019	2018
Beginning of period	780	743
Opened	65	28
Acquired	31	73
Conversions between company-owned and franchised	(5)	(58)
Closed	(5)	(6)
End of period	866	780

Total stores	1,385	1,242

The Quick Lubes system added 143 net new stores in fiscal 2019. Company-owned store growth was comprised of 28 newly-constructed stores and 29 acquired stores, which included the first company-owned stores outside the U.S. in Canada. Franchisee expansion into key markets continued and added 86 stores, including the Company's acquisition of Oil Changers franchised stores in Canada.

	For the years ended September 30
	2019	2018
Same-store sales growth** - Company-owned	9.7%	8.7%
Same-store sales growth** - Franchised*	10.4%	8.0%
Same-store sales growth** - Combined*	10.1%	8.3%

* Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
** Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.

Quick Lubes sales increased $162 million, or 25%, during fiscal 2019. Volume growth in lubricant gallons and transactions driven by continued benefits from customer acquisition and retention programs increased sales by $66 million. The combination of executed pricing actions, increases in premium mix, and increases in non-oil-change services led to improved average ticket and increased sales by $40 million. The impact of the adoption of the new revenue recognition guidance increased sales by $36 million, and continued investments in acquisitions increased sales by $20 million.

Gross profit increased $56 million during fiscal 2019 compared to 2018, primarily due to an increase in both transactions and average ticket. Increases in volumes and mix improvements combined to increase gross profit by $38 million. Acquisitions increased gross profit by $10 million, while implemented price increases improved gross profit by $5 million. Adoption of the new revenue recognition guidance increased gross profit by $3 million. Gross profit margin decreased

1.0% primarily resulting from the reclassification of certain costs in connection with the adoption of new revenue recognition guidance and dilutive impacts of new store operations, partially offset by mix improvements.

Selling, general and administrative expenses, which includes the allocation of shared costs, increased $29 million during fiscal 2019. These increases were primarily the result of higher allocation of shared costs and increased operating expenses, including costs associated with new store development teams, marketing and advertising.

Equity and other income for the Quick Lubes segment declined in the current fiscal year as the prior fiscal year included a $3 million gain related to the sale of two service center stores.

Core North America
Core North America sales decreased $41 million, or 4%, to $994 million during fiscal 2019, which was driven largely by volume decreases of $54 million primarily due to reductions in branded volume in the retail channel. The shift of newly acquired Great Canadian Oil Change product sales to the Quick Lubes reportable segment also negatively impacted Core North America sales by $13 million. Partially offsetting these declines were favorable pricing and premium product mix of $14 million and an increase related to the adoption of new revenue recognition guidance of $14 million.

Gross profit decreased $43 million during fiscal 2019 compared to 2018. The adoption of new revenue recognition guidance resulted in certain reclassifications and impacted the timing of certain distributor sales, which decreased gross profit by $12 million. Volume declines, which included the shift of Great Canadian Oil Change to Quick Lubes, impacted gross profit by $27 million. Also negatively impacting gross profit were costs in excess of pricing of $7 million, which included $4 million related to the temporary shutdown of the Company's second largest domestic blending facility due to the fire at a nearby third-party petrochemical terminal. These declines were partially offset by $3 million of improvements related to increased premium product mix.

Gross profit margin decreased 2.9% compared to the prior year. This decline was primarily the result of incremental business interruption expenses related to the temporary shutdown of the blending facility, the impact related to the adoption of the new revenue recognition guidance and the dilutive impact on margin rate of passing through cost increases.

Selling, general and administrative expenses, which include the allocation of corporate costs, decreased $21 million during fiscal 2019 compared to 2018. This change is primarily attributable to the combination of lower allocated shared costs and reduced operating expenses of $13 million, as well as reclassifications related to the adoption of new revenue recognition guidance of $8 million.

International
International sales decreased $16 million, or 3%, in fiscal 2019. The decline in sales was largely attributable to unfavorable currency exchange of $28 million, partially offset by favorable pricing and product mix that contributed approximately $18 million to sales and increases related to the acquisition of an Eastern European lubricant production company. During fiscal 2019, volumes decreased 1% compared to the prior year and reduced sales by $8 million. Solid volume growth in certain Asia-Pacific markets and EMEA, which included the benefit of the acquisition in Eastern Europe, were offset by declines in other regions, primarily driven by a slower heavy-duty aftermarket in China.

Gross profit decreased by $9 million during fiscal 2019 compared to 2018. This decrease was primarily related to unfavorable currency exchange of $7 million and incremental costs of $2 million related to the temporary shutdown of the Company’s second largest domestic blending facility due to the fire at a nearby third-party petrochemical terminal. Gross profit margin during fiscal 2019 decreased 0.8% primarily related to the incremental business interruption expenses related to the temporary shutdown of the blending facility and the dilutive impact on margin rate of passing through cost increases.

Selling, general and administrative expenses were flat during the year compared to the prior year. Higher operating expenses, including an increase in allocated indirect corporate costs, were offset by decreases in compensation-related costs and favorable currency exchange.

Equity and other income increased by $9 million in fiscal 2019 primarily due to the $4 million bargain purchase gain resulting from the acquisition of the Eastern European lubricant production company and incentives received for operating in a free-trade zone. These increases were partially offset by unfavorable currency exchange.

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

As of September 30, 2019, the Company had $159 million in cash, cash equivalents, and restricted cash, of which approximately $99 million was held by Valvoline’s non-U.S. subsidiaries. The Company utilizes a variety of strategies to deploy available cash in locations where it is needed. As a result of U.S. tax reform legislation, which provided the opportunity to mobilize cash with lower tax consequences, the Company does not indefinitely reinvest non-U.S. current and undistributed earnings. Withholding taxes are provided for within the income tax provision in the same period such earnings are generated. Certain other outside basis differences restricted by regulations, operational, or investing needs for non-U.S. subsidiaries remain indefinitely reinvested.

Cash flows
Valvoline’s cash flows as reflected in the Consolidated Statements of Cash Flows are summarized as follows for the years ended September 30:

(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$325	$320
Investing activities	(188)	(213)
Financing activities	(71)	(209)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(3)	(3)
Increase (decrease) in cash, cash equivalents, and restricted cash	$63	$(105)

Operating activities
The increase in cash flows provided by operating activities during fiscal 2019 compared to 2018 was primarily due to favorable working capital driven by the timing of payments partially offset by increased interest payments.

Investing activities
The decrease in cash flows used in investing activities for fiscal 2019 compared to 2018 was primarily due to lower cash consideration paid for acquisitions in the current year partially offset by increases in capital expenditures for company-owned quick lube new store openings and the Company’s first blending and packaging plant in China. Lower proceeds related to the prior year sale of two Quick Lubes service center locations also contributed to the lower net cash used in investing activities for fiscal 2019 compared to 2018.

Capital expenditures are anticipated to increase to $160 million to $170 million in fiscal 2020 due to company store growth and investments related to the Company's first blending and packaging plant in China to meet the country’s growing demand for premium lubricants and coolants. Capital expenditures related to this investment were approximately $18 million in fiscal 2019, and the Company expects an additional $40 million to $50 million in fiscal 2020.

Financing activities
The decrease in cash flows used in financing activities in fiscal 2019 compared to 2018 was primarily driven by decreased share repurchase activity of $325 million and lower payments of $14 million related to the purchase of the remaining ownership interest in a consolidated subsidiary, which were partially offset by lower net proceeds from borrowings of $180 million and higher dividend payments of $22 million due to the increase in the quarterly dividend in fiscal 2019.

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

	For the years ended September 30
(In millions)	2019	2018
Cash flows provided by operating activities	$325	$320
Additions to property, plant and equipment	(108)	(93)
Free cash flow	$217	$227

At September 30, 2019, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $389 million compared to $344 million in 2018. Liquid assets (cash, cash equivalents, and accounts receivable) were 132% of current liabilities as of September 30, 2019 and 123% as of September 30, 2018. The increase in working capital is primarily related to higher cash and cash equivalents driven primarily by the timing of certain cash payments during the year, in addition to increased inventory.

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

As of September 30, 2019 and 2018, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.3 billion of loans and revolving facilities. Approximately 57% of Valvoline’s outstanding borrowings as of September 30, 2019 had fixed rates, with the remainder bearing variable interest rates. As of September 30, 2019, Valvoline had $634 million of remaining borrowing capacity under its revolving facilities.

Refer to Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the Company’s debt instruments.
Contractual obligations and other commitments
The following table sets forth Valvoline’s obligations and commitments to make future payments under existing contracts at September 30, 2019. Excluded from the table are contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.

(In millions)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations (a)
Long-term debt	$1,351	$15	$101	$835	$400
Interest payments (b)	292	59	115	100	18
Operating lease obligations (c)	267	36	61	50	120
Capital lease and financing obligations	84	6	14	14	50
Employee benefit obligations (d)	111	15	19	17	60
Purchase commitments	22	12	10	—	—
Total contractual obligations	$2,127	$143	$320	$1,016	$648

(a)Other long-term liabilities of approximately $130 million are excluded from this table as the uncertainty related to the amount and period of cash settlements prevents the Company from making a reasonably reliable estimate. These other long-term liabilities include the Company’s net obligations to its former parent company, deferred compensation, unrecognized tax benefits, and self-insurance liabilities that primarily related to workers’ compensation claims, among others.
(b)Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at the rates that existed as of September 30, 2019.

(c)The operating lease obligations included on this table will be recorded on the balance sheet beginning in fiscal 2020 due to the Company's adoption of the new lease accounting guidance effective for the Company on October 1, 2019.
(d)Includes estimated funding of pension plans for fiscal 2020, as well as projected benefit payments through fiscal 2029 for Valvoline’s unfunded pension plans. Excludes benefit payments from pension plan trust funds.

Pension and other postretirement plan obligations
During fiscal 2019, the Company made cash and non-cash contributions of approximately $14 million to its U.S. non-qualified and non-U.S. pension plans. Refer to Note 15 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information relating to the Company's pension and other postretirement plans.

Dividend payments
During the year ended September 30, 2019, the Company paid $80 million of cash dividends for $0.424 per common share. On November 14, 2019, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.113 per share of Valvoline common stock, which is payable on December 16, 2019 to shareholders of record on November 29, 2019. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Restructuring and related expenses
In the second fiscal quarter of 2019, the Company outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Valvoline's restructuring and cost-savings actions continue to progress, and Valvoline expects such actions will be largely implemented by the end of 2019. Part of this program includes employee separation actions, which are also expected to be generally completed by the end of 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

As a result of this restructuring program, Valvoline recognized $14 million of restructuring and related expenses during the year ended September 30, 2019. The Company expects that it will incur additional restructuring expenses of approximately $1 million during the first fiscal quarter of 2020. Restructuring expenses include employee severance and termination benefits that will be paid to employees pursuant to the restructuring program. Restructuring-related expenses consist of those costs which are beyond those normally included in restructuring and incremental to the Company’s normal operating costs. These restructuring-related costs were expensed as incurred and primarily related to third-party professional service fees incurred in connection with execution of the restructuring program.

Restructuring and related expenses were recorded in Selling, general and administrative expenses within the Company’s Consolidated Statements of Comprehensive Income as follows for the year ended September 30:

(In millions)	2019
Restructuring expenses	$12
Restructuring-related expenses	2
Total restructuring and related expenses	$14

Results by segment do not include these restructuring and related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses were included in Unallocated and other.

Valvoline’s restructuring actions remain on track and are expected to generate annualized pre-tax savings of approximately $40 million to $50 million with modest benefits realized in late fiscal 2019 and full savings expected to be delivered by the end of fiscal 2020. The ongoing annual savings are anticipated to benefit operating expenses, including Cost of sales and Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income, with a portion expected to be reinvested in the business to provide flexibility to address the ongoing market dynamics in Core North America and to invest in growth opportunities.

Refer to Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding this restructuring program.

Summary
As of September 30, 2019, cash, cash equivalents, and restricted cash totaled $159 million and total debt was $1.3 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Annual Report on Form 10-K. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. The Company’s total remaining borrowing capacity was $634 million as of September 30, 2019, and Valvoline was in compliance with all covenants of its debt obligations as of September 30, 2019.

Management believes that the Company has sufficient liquidity based on its current cash position, cash generated from business operations, and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other contractual commitments, and operating requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019, Valvoline has no contractual obligations that are reasonably likely to have a material effect on the Company’s consolidated financial statements that are not fully recorded on the Consolidated Balance Sheets or fully disclosed in the Notes to Consolidated Financial Statements. As part of Valvoline’s normal course of business, it is a party to certain financial guarantees and other commitments, and while these arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets, such risk is not currently considered reasonably likely to have a material effect on the Company’s consolidated financial statements. The possibility that Valvoline would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the party whose obligations Valvoline guarantees, or the occurrence of future events.

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

Valuation of goodwill and other intangible assets
Goodwill and other intangible assets are primarily established based on the allocation of purchase consideration to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. Valvoline acquired 60 service center stores and a lubricant production company during fiscal 2019 for an aggregate purchase price of $78 million. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill or if the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration, a bargain purchase gain is recorded. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, particularly with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth rates and margins, customer attrition rates, future changes in technology and brand awareness, and discount rates. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Identifiable intangible assets are primarily comprised of trademarks and trade names, reacquired franchise rights, and customer relationships.

Goodwill
Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter as of July 1 or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. Judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others. Valvoline’s reporting units are consistent with its reportable segments of Quick Lubes ($301 million in goodwill as of September 30, 2019), Core North America ($89 million in goodwill as of September 30, 2019), and International ($40 million in goodwill as of September 30, 2019).

In evaluating goodwill for impairment, Valvoline has the option to first perform a qualitative "step zero" assessment to determine whether further impairment testing is necessary or to perform a quantitative "step one" assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others. The consideration of these factors requires significant judgment and estimates and application of alternative assumptions could produce different results.

Under the step one assessment, if the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under "step two" of the impairment analysis. In step two of the analysis, an impairment loss will be recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Several of these assumptions vary among reporting units, and the cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company also performs a reconciliation between market capitalization and the estimate of the aggregate fair value of the reporting units, including consideration of a control premium.

Although no qualitative factors were present that indicated the existence of a potential impairment, Valvoline elected to perform a quantitative assessment during fiscal 2019 and determined that each reporting unit had a fair value that exceeded its carrying value by 130% and more. In fiscal 2018 and 2017, Valvoline performed qualitative assessments and determined that it was more likely than not that the fair values of Valvoline’s reporting units were in excess of carrying amounts.

Valvoline’s goodwill impairment assessment could change in future periods if any or all of the following events were to occur with respect to a particular reporting unit: a significant change in projected business results, a divestiture decision, significant changes to certain cash flow assumptions, economic deterioration that is more severe or of a longer duration than anticipated, or other significant economic events.

Other intangible assets
Total other intangible assets were $74 million, net of $18 million of accumulated amortization as of September 30, 2019. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Various factors are considered in determining whether a trigger requiring impairment assessment has occurred, such as changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows.

If a trigger requiring impairment assessment occurred and the future undiscounted cash flows result in a value that is less than the carrying value, the intangible asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Fair value is determined based on the highest and best use of the assets considered from the perspective of market participants, which may be different than the Company’s actual intended use of the assets. Judgment is involved in identifying impairment triggering events, determining asset groups, future undiscounted cash flows and the fair value of asset groups.

There were no significant impairments recognized by the Company during fiscal 2019, 2018 or 2017.

Customer incentives
Valvoline records revenue for the amount that reflects the consideration the Company is expected to be entitled to based on when control of the promised good or service is transferred to the customer. The nature of Valvoline’s contracts with customers often give rise to variable consideration that generally decrease the transaction price and consist primarily of promotional rebates and customer pricing discounts based on achieving certain levels of sales activity. Variable consideration is recorded as a reduction of the transaction price at the time of sale and is primarily estimated utilizing the most likely amount method that is expected to be earned as the Company is able to estimate the anticipated discounts within a sufficiently narrow range of possible outcomes based on its extensive historical experience with certain customers, similar programs and management’s judgment with respect to estimating customer participation and performance levels. Variable consideration is reassessed at each reporting date and adjustments are made, when necessary. The cost of these programs recognized as a reduction of sales totaled $346 million, $357 million and $360 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018 and 2017, respectively. A 10% change in the reserves for customer incentive programs as of September 30, 2019 would have affected net earnings by approximately $7 million in fiscal 2019.

Employee benefit obligations
Valvoline sponsors defined benefit pension and other postretirement plans in the U.S and in certain countries outside the U.S. The majority of these plans were transferred to and assumed by the Company in the Contribution of certain of Ashland’s pension and other postretirement benefit obligations and plan assets in late fiscal 2016. As of September 30, 2019, Valvoline’s net unfunded pension and other postretirement plan liabilities included in the Consolidated Balance Sheet totaled $399 million, and the U.S. plans represented 95% of this total obligation. Total pension and other postretirement net periodic benefit costs included in the Consolidated Statements of Comprehensive Income for the year ended September 30, 2019 were:

(In millions)	2019
Service costs	$2
Non-service pension and other postretirement net periodic income (a)	(9)
Loss on pension and other postretirement plans remeasurement (b)	69
Total pension and other postretirement net periodic benefit costs	$62

(a)Non-service pension and other postretirement net periodic income includes the expected return on plan assets and amortization of prior service credit, net of interest costs.
(b)Losses on pension and other postretirement plans remeasurement include the change in the actual return on plan assets and net actuarial losses upon remeasurement as of September 30, 2019.

Valvoline recognizes the change in the fair value of plan assets and the net actuarial gains and losses calculated using updated actuarial assumptions as of the measurement date, which for Valvoline is September 30, and when a plan qualifies for an interim remeasurement. The remaining components of pension and other postretirement benefits income are recorded ratably on a quarterly basis. Due to the freeze of U.S. pension benefits effective September 30, 2016, continuing service costs are limited to certain international pension plans, and are reported in the same caption of the Consolidated Statements of Comprehensive Income as the related employee payroll expenses. All components of net periodic benefit income other than service cost are recognized below operating income within Net pension and other postretirement plan expense in the Consolidated Statements of Comprehensive Income. The loss on pension and other postretirement plans remeasurement of $69 million in fiscal 2019 was primarily attributed to decreases in discount rates, partially offset by higher than expected returns on plan assets and favorable changes in mortality assumptions.

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
Changes in assumptions or asset values may have a significant effect on the measurement of expense or income. Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations are:

•Expected long-term return on plan assets — Based on long-term historical actual asset return information, the mix of investments that comprise plan assets and future estimates of long-term investment returns. The Company also deducts various expenses using the fair value of plan assets to estimate expense. The weighted-average long-term expected rate of return on assets assumption was 4.66% for fiscal 2019. In fiscal 2019, the global pension plan assets generated an actual weighted-average return of 15.7%, primarily driven by the market performance of U.S. plan assets based on the Company’s investment strategy to hedge plan assets with the movement in liabilities related to changes in the interest rates. However, the expected return on plan assets is designed to be a long-term assumption, and therefore, actual returns will be subject to year-to-year variances. The U.S. pension plans comprise the most significant portion of plan assets, and for fiscal 2020, the expected rate of return on assets assumption for the U.S. pension plans will be 4.70%. The expected long-term return on plan assets assumption has no impact on the reported net liability or net actuarial gains or losses upon remeasurement, but does impact the recognition of recurring non-service net periodic income recorded ratably on a quarterly basis.

Valvoline’s pension plans hold a variety of investments designed to diversify risk. Plan assets are invested in equity securities, government and agency securities, corporate debt, and other non-traditional assets such as hedge funds. The investment goal of the pension plans is to achieve an adequate net investment return to provide for future benefit payments to its participants. U.S. target asset allocation percentages as of September 30, 2019 were 25% equity and 75% fixed income investments. The U.S. pension plans are managed by professional investment managers that operate under investment management contracts that include specific investment guidelines, requiring among other actions, adequate diversification and prudent use of risk management practices such as portfolio constraints relating to established benchmarks. Valvoline’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent except in those countries where investment of plan assets is dictated by applicable regulations.

•Discount rate — Reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. Consistent with historical practice, the Company uses an actuarially-developed full yield curve approach, the above mean yield curve, to match the timing of cash flows of expected future benefit payments from the plans by applying specific spot rates along the yield curve to determine the assumed discount rate. Valvoline’s fiscal 2019 expense, excluding actuarial gains and losses, for both U.S. and non-U.S. pension plans was determined using the spot discount rate as of the beginning of the fiscal year. The service cost and interest cost discount rates for fiscal 2019 pension expense were 2.92% and 4.00%, respectively, and 3.98% and 3.83%, respectively, for other postretirement expense. The weighted-average discount rate at the end of fiscal 2019 was 3.10% for the pension plans and 2.95% for the postretirement health and life plans.

•Mortality — Based on the Society of Actuaries PRI-2012 mortality base tables and a mortality improvement scale that follows the 2019 Trustees Report of the Social Security Administration Intermediate Alternative as reflected in the MSS-2019 improvement scale. Valvoline believes the updated mortality improvement scales provide a reasonable assessment of current mortality trends and is an appropriate estimate of future mortality projections.

•Rate of compensation increase — This assumption is no longer applicable to the U.S. pension plans due to the benefit accrual freeze as of September 30, 2016. In addition, some of the non-U.S. pension plans are also frozen, while those that remain open relate to areas where local laws require plans to operate within the applicable country. The weighted-average rate of compensation increase assumption for these non-U.S. plans was 3.06% for fiscal 2019.

•Healthcare cost trend rate — Because Valvoline’s retiree healthcare plans contain various caps that limit Valvoline’s contributions and as medical inflation is expected to continue at a rate in excess of these caps, the healthcare cost trend rate has not had a significant impact on Valvoline’s postretirement healthcare benefit costs.

The following table illustrates the estimated increases in hypothetical pension and other postretirement expense that would have resulted from a one percentage point change in isolation of any other impacts in each of the following significant assumptions in the years ended September 30:

(In millions)	2019	2018
Increase in pension expense from:
Decrease in the discount rate	$268	$237
Increase in the salary adjustment rate	$2	$1
Increase in other postretirement expense from:
Decrease in the discount rate	$5	$5

The U.S. qualified pension plan comprises a substantial portion of Valvoline’s total employee benefit plan obligation, and the investing strategy for its plan assets is targeted to hedge approximately 90% of the movement in liabilities related to changes in interest rates.

Income taxes
Valvoline is subject to income taxes in the United States and numerous international jurisdictions. Judgment in forecasting taxable income using historical and projected future operating results is required in determining Valvoline’s provision for income taxes and the related assets and liabilities. Each increase of $3 million to income tax expense would impact the fiscal 2019 effective tax rate by one percentage point.

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

Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is based on the evaluation of positive and negative evidence, which includes historical profitability, future market growth, future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company assesses deferred taxes and the adequacy or need for a valuation allowance on a quarterly basis. As of September 30, 2019, the Company had $180 million of deferred tax assets, including $2 million in valuation allowances. If the Company is unable to generate sufficient future taxable income, there is a material change in the actual effective tax rates, the time period within which the underlying temporary differences become taxable or deductible, or if the tax laws change unfavorably, then Valvoline could be required to increase the valuation allowance against deferred tax assets, resulting in an increase in income tax expense and the effective tax rate.

As a result of the separation from Ashland, Valvoline agreed to indemnify Ashland for certain income tax matters. As of September 30, 2019, Valvoline’s liability for these estimated indemnification obligations is $66 million. Valvoline generally records a liability when it is probable and reasonably estimable that indemnification will be due to Ashland and makes adjustments through earnings in the period that changes are known. Certain of these estimates require management to forecast its use of tax attributes generated in the pre-Distribution periods, as well as to evaluate the likelihood and potential magnitude of tax positions taken in consolidated Ashland returns in the periods prior to Distribution expected to be sustained upon examination by the taxing authorities.

The Company is subject to ongoing tax examinations and assessments in various jurisdictions, including those in the pre-Distribution periods. At any time, multiple tax years are subject to audit by the various tax authorities and a number of years may elapse before a particular matter, for which a liability has been established, is audited and fully resolved or clarified. In evaluating the exposures associated with various tax filing positions, including its indemnification obligations to Ashland, the Company may record liabilities for such exposures. The Company’s liabilities for these matters are currently largely recorded within its indemnification obligation to Ashland. Valvoline generally adjusts its liabilities for unrecognized tax benefits and related indemnification obligations through earnings in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and may materially increase or decrease the effective tax rate, as well as impact the Company’s operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valvoline is exposed to market risks arising from adverse changes in:

•Currency exchange rates;
•Inflation and changing prices;
•Interest rates; and
•Credit risk.

Currency exchange risk
A significant portion of Valvoline’s operations and revenue occur outside the U.S., and in currencies other than the U.S. Dollar, and the Company’s results can be significantly impacted by changes in currency exchange rates. Valvoline’s currency risk is primarily limited to the Euro, Australian Dollar, Canadian Dollar and Chinese Yuan with respect to sales, profits, and assets and liabilities denominated in currencies other than the U.S. Dollar. Although the Company uses financial instruments to hedge certain currency risks, Valvoline is not fully protected against currency fluctuations and reported results of operations could be affected by changes in currency exchange rates. Valvoline believes its currency risk is limited as 74% of Valvoline’s revenue during the year ended September 30, 2019 and 72% during the years ended September 30, 2018 and 2017 are attributed to the sales in the United States. Valvoline does not have material exposures to market risk with respect to investments.

To manage exposures and mitigate the impact of currency fluctuations on the operations of non-U.S. subsidiaries, the Company uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge currency denominated balance sheet exposures. For these derivatives, changes in the fair value are recognized in income to offset the gain or loss on the hedged item in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. The Company utilizes derivative instruments that are purchased exclusively from highly-rated financial institutions. These contracts are recorded on the Consolidated Balance Sheets as assets or liabilities at fair market value based upon market price quotations. The Company did not transact or have open any hedging contracts with respect to commodities as of and for the year ended September 30, 2019, nor does Valvoline employ derivatives for trading or speculative purposes.

For purposes of analyzing potential risk, sensitivity analysis is used to quantify potential impacts that market rate changes may have on the fair values of the Company’s derivative portfolio. The sensitivity analysis represents the hypothetical changes in value of the derivative and does not reflect the related gain or loss on the forecasted underlying exposure. A 10% appreciation or depreciation in the value of the U.S. Dollar against non-U.S. currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $11 million as of September 30, 2019 in the fair value of open derivative contracts. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures.

The U.S. Dollar was stronger in fiscal 2019 compared to 2018 based on comparable weighted averages for the Company’s functional currencies. This had an unfavorable impact of 1.3% on fiscal 2019 revenue versus 2018 revenue. This excludes the effects of derivative activities and other financial measures, and therefore, does not reflect the actual impact of fluctuations in exchange rates on the Company’s operating income.

Inflation and changing prices
Valvoline’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP, and as a result, do not reflect changes in the purchasing power of the U.S. Dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) gain because they can be settled with dollars of diminished purchasing power. As of September 30, 2019, Valvoline’s monetary assets were less than its monetary liabilities, leaving the Company currently less exposed to the effects of future inflation.
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

Interest rate risk
The Company is subject to interest rate risk in relation to variable-rate debt. Approximately 57% of the Company’s outstanding borrowings as of September 30, 2019 had fixed rates. The increase in pre-tax interest expense for the year ended September 30, 2019 from a hypothetical 100 basis point increase in variable interest rates would be approximately $6 million.

In addition, the Company is exposed to market risk relative to the impact of changes in interest rates and investment returns on its pension and other postretirement plans. Declines in the discount rates used in measuring the Company's pension and other postretirement plan obligations result in a higher obligation and decrease the funded status. The pension plans hold a variety of investments designed to diversify risk, protect against declines in interest rates, and achieve an adequate net investment return to provide for future benefit payments to its participants. These investments are subject to volatility that can be caused by fluctuations in general economic conditions. Decreases in the fair value of plan assets and discount rates increase net pension and other postretirement plan expense and can also result in requirements to make contributions to the plans. Pension and other postretirement plans were underfunded by $399 million at September 30, 2019 as the projected benefit obligation exceeded the fair value of plan assets.

Concentrations of credit risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as derivative instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting highly-rated financial institutions as counterparties to transactions and monitoring procedures. To mitigate losses in the event of nonperformance by counterparties in derivative transactions, Valvoline has entered into master netting arrangements that allow settlement with counterparties on a net basis. Valvoline’s business often involves large transactions with customers for which the Company does not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of customers to pay their obligations on a timely basis. The Company believes that the reserves for potential losses are adequate. As of September 30, 2019, there was not a significant concentration of credit risk related to financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2019, expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, as amended.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Employee Benefit Obligations

Description of the Matter	At September 30, 2019, the Company’s aggregate defined benefit pension and other postretirement obligations (together, the “Employee Benefit Obligations”) were $2,342 million and exceeded the fair value of pension plan assets of $1,943 million, resulting in an unfunded net Employee Benefit Obligations of $399 million. As explained in Note 15 of the consolidated financial statements, the Company recognizes the change in the net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement to reflect the updated actuarial assumptions. The remaining components of pension and other postretirement benefits cost are recorded ratably throughout the year.

Auditing the valuation of the Employee Benefit Obligations was complex due to the judgmental nature of the actuarial assumptions (e.g., discount rate and mortality rate) used in the measurement process. These assumptions have a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit	We tested controls that address the risks of material misstatements related to the measurement and valuation of the Employee Benefit Obligations. For example, we tested controls over management’s review of the significant actuarial assumptions and the completeness and accuracy of the data inputs provided to the actuary. Where judgment was exercised by management, our audit procedures included testing controls over management’s evaluation of the assumptions used in developing the Employee Benefit Obligations, including reviews of the selected mortality and discount rates with the Company’s independent actuary.

To test the Employee Benefit Obligations, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above and the underlying data used by the Company. We compared the actuarial assumptions used by management to its historical accounting practices and evaluated the change in the Employee Benefit Obligations from the prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved an actuarial specialist to assist with our procedures. For example, the discount rate reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed full yield curve approach in establishing its discount rate. We evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments. As part of this assessment, we tested the underlying securities used to develop the yield curve to evaluate whether they were appropriate for use in a yield curve and whether the provided yield curve reasonably followed from those securities. To evaluate the mortality rate, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Cincinnati, Ohio
November 22, 2019

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30
(In millions, except per share amounts)	2019	2018	2017
Sales	$2,390	$2,285	$2,084
Cost of sales	1,580	1,479	1,308
Gross profit	810	806	776

Selling, general and administrative expenses	449	430	396
Net legacy and separation-related expenses	3	14	11
Equity and other income, net	(40)	(33)	(25)
Operating income	398	395	394
Net pension and other postretirement plan expense (income)	60	—	(138)
Net interest and other financing expenses	73	63	42
Income before income taxes	265	332	490
Income tax expense	57	166	186
Net income	$208	$166	$304

NET INCOME PER SHARE
Basic	$1.10	$0.84	$1.49
Diluted	$1.10	$0.84	$1.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	189	197	204
Diluted	189	197	204

COMPREHENSIVE INCOME
Net income	$208	$166	$304
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(12)	(10)	7
Amortization of pension and other postretirement plan prior service credit	(9)	(9)	(8)
Other comprehensive loss	(21)	(19)	(1)
Comprehensive income	$187	$147	$303

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
	As of September 30
(In millions, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$159	$96
Accounts receivable, net	401	409
Inventories, net	194	176
Prepaid expenses and other current assets	43	44
Total current assets	797	725
Noncurrent assets
Property, plant and equipment, net	498	420
Goodwill and intangibles, net	504	448
Equity method investments	34	31
Deferred income taxes	123	138
Other noncurrent assets	108	92
Total noncurrent assets	1,267	1,129
Total assets	$2,064	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$15	$30
Trade and other payables	171	178
Accrued expenses and other liabilities	237	203
Total current liabilities	423	411
Noncurrent liabilities
Long-term debt	1,327	1,292
Employee benefit obligations	387	333
Other noncurrent liabilities	185	176
Total noncurrent liabilities	1,899	1,801
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized, 188 shares issued and outstanding at September 30, 2019 and 2018	2	2
Paid-in capital	13	7
Retained deficit	(284)	(399)
Accumulated other comprehensive income	11	32
Total stockholders’ deficit	(258)	(358)
Total liabilities and stockholders’ deficit	$2,064	$1,854

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Deficit
			Paid-in capital	Retained deficit	Accumulated other comprehensive (loss) income	Ashland’s net investment	Total
	Common stock
(In millions, except per share amounts)	Shares	Amount
Balance at September 30, 2016	205	$2	$710	$—	$(3)	$(1,039)	$(330)
Net income	—	—	—	304	—	—	304
Contribution of net liabilities from Ashland	—	—	—	(55)	47	(2)	(10)
Net transfers from Ashland	—	—	—	—	—	5	5
Distribution of Ashland's net investment	—	—	(710)	(326)	—	1,036	—
Dividends paid, $0.196 per common share	—	—	—	(40)	—	—	(40)
Stock-based compensation, net of issuances	—	—	5	—	—	—	5
Repurchase of common stock	(2)	—	—	(50)	—	—	(50)
Currency translation adjustments	—	—	—	—	7	—	7
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(8)	—	(8)
Balance at September 30, 2017	203	2	5	(167)	43	—	(117)
Net income	—	—	—	166	—	—	166
Dividends paid, $0.298 per common share	—	—	—	(58)	—	—	(58)
Stock-based compensation, net of issuances	—	—	9	—	—	—	9
Repurchase of common stock	(15)	—	—	(325)	—	—	(325)
Purchase of remaining ownership in subsidiary	—	—	(7)	(7)	—	—	(14)
Reclassification of income tax effects of U.S. tax reform	—	—	—	(8)	8	—	—
Currency translation adjustments	—	—	—	—	(10)	—	(10)
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(9)	—	(9)
Balance at September 30, 2018	188	2	7	(399)	32	—	(358)
Net income	—	—	—	208	—	—	208
Dividends paid, $0.424 per common share	—	—	—	(80)	—	—	(80)
Stock-based compensation, net of issuances	—	—	6	—	—	—	6
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	—	(13)
Currency translation adjustments	—	—	—	—	(12)	—	(12)
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(9)	—	(9)
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$—	$(258)

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows	Years ended September 30
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$208	$166	$304
Adjustments to reconcile to cash flows from operations
Depreciation and amortization	61	54	42
Deferred income taxes	23	145	117
Equity income from unconsolidated affiliates, net of distributions	(3)	(4)	(4)
Pension contributions	(10)	(16)	(412)
Loss (gain) on pension and other postretirement plan remeasurements	69	38	(68)
Stock-based compensation expense	9	12	9
Other, net	(2)	4	3
Change in assets and liabilities (a)
Accounts receivable	(30)	(38)	(22)
Inventories	(10)	(4)	(35)
Payables and accrued liabilities	37	(2)	—
Other assets and liabilities	(27)	(35)	(64)
Total cash provided by (used in) operating activities	325	320	(130)
Cash flows from investing activities
Additions to property, plant and equipment	(108)	(93)	(68)
Acquisitions, net of cash acquired	(78)	(125)	(68)
Other investing activities, net	(2)	5	1
Total cash used in investing activities	(188)	(213)	(135)
Cash flows from financing activities
Net transfers from Ashland	—	—	5
Proceeds from borrowings, net of issuance costs	750	304	470
Repayments on borrowings	(734)	(108)	(90)
Repurchases of common stock	—	(325)	(50)
Purchase of additional ownership in subsidiary	(1)	(15)	—
Cash dividends paid	(80)	(58)	(40)
Other financing activities	(6)	(7)	—
Total cash (used in) provided by financing activities	(71)	(209)	295
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(3)	(3)	(1)
Increase (decrease) in cash, cash equivalents, and restricted cash	63	(105)	29
Cash, cash equivalents, and restricted cash - beginning of year	96	201	172
Cash, cash equivalents, and restricted cash - end of year	$159	$96	$201

Supplemental disclosures
Interest paid	$67	$53	$35
Income taxes paid	$25	$26	$26

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business

Valvoline Inc. (“Valvoline” or the “Company”) is a worldwide marketer and supplier of engine and automotive maintenance products and services. Valvoline is one of the most recognized premium consumer brands in the global automotive lubricant industry, known for its high quality products and superior levels of service. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed name recognition across multiple product and service channels.

Prior to its initial public offering (the "IPO") in September 2016, the Valvoline business operated as a wholly-owned subsidiary of Ashland Global Holdings Inc. (which together with its predecessors and consolidated subsidiaries is referred to herein as “Ashland”). Valvoline was incorporated in May 2016 and in advance of the IPO, the Valvoline business and certain other legacy Ashland assets and liabilities were transferred from Ashland to Valvoline as a reorganization of entities under common Ashland control (the "Contribution"). In connection with the IPO, Ashland retained 83% of the total outstanding shares of Valvoline's common stock. On May 12, 2017, Ashland distributed its interest in Valvoline to Ashland stockholders through a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017 (the "Distribution"). Based on the shares of Ashland common stock outstanding on the record date, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the Distribution. The Distribution marked the completion of Valvoline's separation from Ashland as Ashland no longer owned any shares of Valvoline common stock and Valvoline was no longer a controlled and consolidated subsidiary of Ashland.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission (“SEC”) regulations. The financial statements are presented on a consolidated basis for all periods presented and include the operations of the Company and its majority-owned and controlled subsidiaries. All intercompany transactions and balances within Valvoline have been eliminated in consolidation.

All transactions and balances between Valvoline and Ashland have been reported in the accompanying consolidated financial statements, which reflect the transfer of various assets and liabilities from Ashland on a carryover basis (historical cost). Ashland’s net investment in Valvoline included net income through the completion of the IPO and net cash transfers to and from Ashland through the Distribution. Concurrent with the Distribution, Ashland’s net investment in Valvoline was reduced to zero with a corresponding adjustment to Paid-in capital and Retained deficit.

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

Accounts receivable and allowance for doubtful accounts
Valvoline invoices customers once or as performance obligations are satisfied, at which point payment becomes unconditional. As the majority of the Company’s performance obligations are satisfied at a point in time and customers typically do not make material payments in advance, nor does Valvoline have a right to consideration in advance of control transfer, the Company had no contract assets or contract liabilities. The Company recognizes a receivable on its Consolidated Balance Sheet when the Company performs a service or transfers a product in advance of receiving consideration, and the Company’s right to consideration is unconditional and only the passage of time is required before payment of that consideration is due.

Accounts receivable are recorded at net realizable value, and Valvoline records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses for accounts receivable. Valvoline estimates the allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, the financial health of its customers, macroeconomic conditions, past transaction history with the customer, and changes in customer payment terms. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories
Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method to provide matching of revenues with current costs. Costs include materials, labor and manufacturing overhead related to the purchase and production of inventories. The Company regularly reviews inventory quantities on hand and the estimated utilization of inventory. Excess and obsolete reserves are established when inventory is estimated to not be usable based on forecasted usage, product demand and life cycle, as well as utility.

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

Leases
Certain of Valvoline's properties, including retail, office, blending and warehouse locations, in addition to certain equipment, are leased. The initial terms of these leases vary in length and in many cases, include renewal options and require the payment of taxes, insurance and maintenance, in addition to rent. Certain leases contain escalation clauses and rent allowances, which have been reflected in rent expense on a straight-line basis over the lease term, with the difference recognized as deferred rent. Deferred rent was $5 million and $3 million as of September 30, 2019 and 2018, respectively.

Capital and financing leases are recorded as assets and an obligation at the present value of the minimum lease payments during the lease term. A financing lease is recorded when Valvoline is deemed the owner of the leased property. Capitalized and financing lease obligations are primarily included in Other noncurrent liabilities with related assets in Property, plant and equipment, net within the Consolidated Balance Sheets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the lease term.

Business combinations
The financial results of the businesses that Valvoline has acquired are included in the Company’s consolidated financial results from the respective dates of the acquisitions. The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in the business combination based on their acquisition-date fair values. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded. Factors giving rise to goodwill generally include synergies that are anticipated as a result of the business combination, including access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.

Goodwill and other intangible assets
Valvoline tests goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred. This annual assessment consists of Valvoline determining each reporting unit’s current fair value compared to its current carrying value. Valvoline’s reporting units are Quick Lubes, Core North America, and International.

In evaluating goodwill for impairment, Valvoline has the option to first perform a qualitative "step zero" assessment to determine whether further impairment testing is necessary or to perform a quantitative "step one" assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others.

Under the step one assessment, if the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under "step two" of the impairment analysis. In step two of the analysis, an impairment loss will be recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, weighted average cost of capital, terminal values and working capital changes. Several of these assumptions vary among reporting units, and the cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data. The Company also performs a reconciliation between market capitalization and the estimate of the aggregate fair value of the reporting units, including consideration of a control premium.

Although there were no circumstances indicating a potential impairment, Valvoline elected to perform a quantitative assessment during fiscal 2019 and determined that the fair values of the Company's reporting units were substantially in excess of carrying values and no impairment existed.

Acquired finite-lived intangible assets principally consist of certain trademarks and trade names, reacquired franchise rights and customer relationships. Intangible assets acquired in an asset acquisition are carried at cost, less accumulated amortization. For intangible assets acquired in a business combination, the estimated fair values of the assets acquired are used to establish the carrying values, which are determined using assumptions from the perspective of a market participant and generally an income approach. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Valvoline evaluates finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, and any assets not expected to be recovered through undiscounted future net cash flows are written down to current fair value.

Equity method investments
Investments in companies, including joint ventures, where Valvoline has the ability to exert significant influence over, but not control, operating and financial policies of the investee are accounted for using the equity method of accounting. Judgment regarding the level of influence over each investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, and participation in policy-making decisions. The Company’s proportionate share of the net income or loss of these companies is included within Equity and other income, net in the Consolidated Statements of Comprehensive Income.

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

Valvoline recognizes the funded status of each applicable plan on the Consolidated Balance Sheets whereby each underfunded plan is recognized as a liability. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation. Changes in the fair value of plan assets and net actuarial gains or losses are recognized upon remeasurement, which is at least annually as of September 30, the measurement date, and whenever a remeasurement is triggered. The remaining components of pension and other postretirement benefits expense / income are recorded ratably on a quarterly basis. The fair value of plan assets represents the current market value of assets held by irrevocable trust funds for the sole benefit of participants, and the benefit obligation is the actuarial present value of the benefits expected to be paid upon retirement, death, or other distributable event based on estimates. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, rate of compensation increases, interest rates and mortality rates. Actuarial gains and losses may be related to actual results that differ from assumptions as well as changes in assumptions, which may occur each year.

Due to the freeze of U.S. pension benefits effective September 30, 2016, continuing service costs are limited to certain international pension plans, and are reported in the same caption of the Consolidated Statements of Comprehensive Income as the related employee payroll expenses. All components of net periodic benefit cost / income other than service cost are recognized below operating income within Net pension and other postretirement plan expense / income in the Consolidated Statements of Comprehensive Income.

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

Revenue recognition
Revenue is recognized for the amount that reflects the consideration the Company is expected to be entitled to based on when control of the promised good or service is transferred to the customer. Revenue recognition is evaluated through the following five steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligation(s) in the contract(s); (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligation(s) in the contract(s); and (v) recognition of revenue when or as a performance obligation is satisfied.

Nature of goods and services

Valvoline generates all revenues from contracts with customers, primarily as a result of the sale and service delivery of engine and automotive maintenance products to customers. Valvoline derives its sales from its broad line of products and complementary services through three principal activities managed across its three reportable segments: (i) engine and automotive maintenance products, (ii) company-owned quick-lube operations, and (iii) franchised quick-lube operations. Valvoline’s sales are generally to retail, installer, industrial, distributor, franchise, and end consumers to facilitate vehicle and equipment service and maintenance. Approximately 98% of Valvoline’s net sales are products and services sold at a point in time through either ship-and-bill performance obligations or company-owned quick-lube operations. The remaining 2% of Valvoline’s net sales generally relate to franchise fees.

Below is a summary of the key considerations for Valvoline's material revenue-generating activities:

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

In exchange for the license of Valvoline intellectual property, franchisees generally remit initial fees upon opening a service center store and royalties at a contractual rate of the applicable service center store sales over the term of the franchise agreement. The license provides access to the intellectual property over the term of the franchise agreement and is considered a right-to-access license of symbolic intellectual property as substantially all of its utility is derived from association with the Company’s past and ongoing activities. The license granted to operate each franchised service center store is the predominant item to which the royalties relate and represents a distinct performance obligation which is recognized over time as the underlying sales occur, as this is the most appropriate measure of progress toward complete satisfaction of the performance obligation. Franchise revenue included within sales was $44 million, $29 million, and $28 million during fiscal 2019, 2018, and 2017, respectively.

Variable consideration
The Company only offers an assurance-type warranty with regard to the intended functionality of products sold, which does not represent a distinct performance obligation within the context of the contract. Product returns and refunds are generally not material and are not accepted unless the item is defective as manufactured. Estimated product returns are recorded as a reduction in reported revenues at the time of sale based upon historical product return experience and is adjusted for known trends to arrive at the amount of consideration to which Valvoline expects to receive.

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

The reduction of transaction price due to customer incentives was $346 million, $357 million, and $360 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2018, and 2017, respectively. Reserves for these customer programs and incentives were $72 million and $57 million as of September 30, 2019 and 2018, respectively, and are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Practical expedients and policy elections
•Sales and use-based taxes - The Company excludes taxes collected from customers from net sales. These amounts are, however, reflected in accrued expenses until remitted to the appropriate governmental authority.

•Shipping and handling costs - Valvoline elected to account for shipping and handling activities that occur after the customer has obtained control as fulfillment activities (i.e., an expense) rather than as a performance obligation. Accordingly, amounts billed for shipping and handling are a component of the transaction price included in net sales, while costs incurred are included in cost of sales. Shipping and handling costs recorded in sales were $10 million in both fiscal 2019 and 2018 and $16 million in fiscal 2017.

•Significant financing component - Valvoline does not adjust the promised amount of consideration for the effects of a significant financing component as the period between transfer of a promised product or service to a customer and when the customer pays for that product or service is expected to be one year or less.

•Remaining performance obligations - The Company elected to omit disclosures of remaining performance obligations for contracts which have an initial expected term of one year or less. In addition, the Company has elected to not disclose remaining performance obligations for its franchise agreements with variable consideration based on service center store sales.

•Incremental costs of obtaining a contract - The Company expenses incremental direct costs of obtaining a contract, primarily sales commissions, when incurred due to the short-term nature of individual contracts, which would result in amortization periods of one year or less. These costs are not material and are recorded in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income.

Expense recognition
Cost of sales are expensed as incurred and include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, and all other distribution network costs. Selling, general and administrative expenses are expensed as incurred and include sales and marketing costs, research and development costs, advertising, customer support, and administrative costs. Advertising costs were $73 million in fiscal 2019, $63 million in fiscal 2018 and $61 million in fiscal 2017, and research and development costs were $13 million in fiscal 2019, $14 million in fiscal 2018 and $13 million in fiscal 2017.

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

Restructuring
The timing of recognition and related measurement of an employee termination benefit liability associated with a non-recurring benefit arrangement depends on whether employees are required to render service beyond a minimum retention period until they are terminated in order to receive the termination benefits. For employees who are not required to render service until they are terminated or provide service beyond the minimum retention period in order to receive the termination benefits, the Company records a liability for the termination benefits at the communication date. If employees are required to render service beyond the minimum retention period until they are terminated in order to receive the termination benefits, the Company measures the liability for termination benefits at the communication date and recognizes the expense and liability ratably over the future service period.

Income taxes
Income tax expense is provided based on income before income taxes. The Company estimates its tax expense based on current tax laws in the statutory jurisdictions in which it operates. These estimates include judgments about the recognition and realization of deferred tax assets and liabilities resulting from the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax laws or rates occur, deferred tax assets and liabilities are adjusted in the period changes are enacted through income tax expense. Valvoline records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Fair value measurements
Fair value is defined as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy for which an instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement:
•Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Valvoline's assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which may include the Company's own financial data, such as internally developed pricing models, DCF methodologies, as well as instruments for which the fair value determination requires significant management judgment.
Certain investments which measure fair value using the net asset value (“NAV”) per share practical expedient are not classified within the fair value hierarchy and are separately disclosed.
Valvoline measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques:

•Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities
•Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost)
•Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models)

The Company generally uses a market approach, when practicable, in valuing financial instruments. In certain instances, when observable market data is lacking, the Company uses valuation techniques consistent with the income approach whereby future cash flows are converted to a single discounted amount. The Company uses multiple sources of pricing as well as trading and other market data in its process of reporting fair values. The fair values of accounts receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

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

Recently adopted
During fiscal 2019, Valvoline adopted the following:

•In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, which established a single comprehensive model for entities to use in accounting for revenue from contracts with customers and superseded most industry-specific revenue recognition guidance. This new guidance introduced the five-step model for revenue recognition focused on the transfer of control, as opposed to the transfer of risk and rewards under prior guidance. Valvoline adopted this new revenue recognition guidance on October 1, 2018 using the modified retrospective method applied to those contracts that were not completed at the date of adoption. Under this method, the new revenue recognition guidance has been applied prospectively from the date of adoption, while prior period financial statements continue to be reported in accordance with the previous guidance. The cumulative effect of the changes at adoption was recognized through an increase to retained deficit of $13 million, net of tax, related to the timing of certain sales to distributors. Revenue transactions recorded under the new guidance are substantially consistent with the treatment under prior guidance, and the impact of adoption was not material to the consolidated financial statements as of and for the year ended September 30, 2019 and is not expected to be material on an ongoing basis. As part of the adoption, Valvoline modified certain control procedures and processes, none of which had a material effect on the Company’s internal control over financial reporting. Refer to Note 3 for additional information regarding Valvoline’s adoption of this new guidance.

•In August 2016, the FASB issued new accounting guidance regarding the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted the accounting guidance on October 1, 2018 using a retrospective approach and made an accounting policy election to classify distributions received from equity method investments based on the nature of the activities of the investee that generated the distribution, which is consistent with the Company’s previous classification as cash flows from operating activities. The other cash flow classification matters addressed in this guidance were either not relevant or material to Valvoline’s current activities. The adoption of this guidance did not have a material impact on the Company’s Consolidated Statements of Cash Flows.

•In November 2016, the FASB issued new accounting guidance, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Valvoline adopted this guidance retrospectively on October 1, 2018. The application of this guidance did not have a material impact on the Consolidated Statements of Cash Flows, nor did it require retrospective adjustment to the prior period financial statements as Valvoline did not have restricted cash or restricted cash equivalents in the prior periods presented. During fiscal 2019, Valvoline held deposits with financial institutions, which was generally restricted and utilized in completing an acquisition. As of September 30, 2019, no significant restricted cash remained in Prepaid expenses and other current assets within the Consolidated Balance Sheet or within the end-of-period balances shown within the Consolidated Statement of Cash Flows for the year ended September 30, 2019.

•In January 2017, the FASB issued new accounting guidance, which clarifies the definition of a business used across several areas of accounting, including the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets or as a business combination. The new guidance clarifies that a business must have at least one substantive process and also narrows the definition of outputs by more closely aligning with how outputs are described in the new revenue recognition standard. Valvoline adopted this guidance on October 1, 2018 with prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

•In May 2017, the FASB issued accounting guidance that amended the scope of modification accounting for share-based payment awards. The new guidance requires modification accounting if the fair value, vesting condition, or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. Valvoline adopted this guidance prospectively on October 1, 2018, and the Company did have certain modifications of share-based awards in connection with the restructuring activities described in Note 11; however, the award modifications and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

•In August 2018, the FASB issued new accounting guidance related to fees paid by a customer in a cloud computing arrangement, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement with the existing capitalization guidance for implementation costs incurred to develop or obtain internal-use software. Valvoline adopted this guidance prospectively on October 1, 2018 and capitalized approximately $4 million of cloud computing arrangement implementation costs during fiscal 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Issued but not yet adopted
In February 2016, the FASB issued new accounting guidance, which outlines a comprehensive lease accounting model that requires lessees to recognize a right-of-use asset and a corresponding lease liability on the balance sheet. The lease liability will be measured at the present value of future lease payments, and the right-of-use asset will be measured at the lease liability amount, adjusted for prepaid lease payments, lease incentives received and the lessee’s initial direct costs (e.g., commissions). Lease expense will be recognized similar to current accounting guidance with operating leases resulting in straight-line expense and finance leases resulting in accelerated expense recognition similar to the existing accounting for capital leases. The accounting for lessor arrangements is not significantly changed by the new guidance.

Valvoline elected certain practical expedients permitted by the new guidance, including the package of practical expedients that allows for previous accounting conclusions regarding lease identification and classification to be carried forward for leases which commenced prior to adoption, as well as the practical expedient to not separate lease and non-lease components and account for them as a single lease component. The Company did not elect the hindsight or short-term lease practical expedients.

The Company has substantially completed its assessment and implementation efforts, including the identification and assessment of all forms of its leases, implementing an enterprise-wide lease management system, and evaluating additional changes to business processes and internal controls to ensure the reporting and disclosure requirements of the new guidance are met. This new guidance will be adopted with election of the optional transition approach through recognition of the cumulative effect as an adjustment to retained deficit at adoption on October 1, 2019 without retrospective application to prior period financial statements.

On October 1, 2019, the Company expects to recognize operating lease assets and liabilities largely attributed to the Company's service center store locations, derecognize existing finance lease assets and liabilities related to a build-to-suit arrangement in accordance with the transition requirements, and carry forward existing capital lease assets and liabilities. As a result, the Company expects to recognize total incremental lease assets, inclusive of prepaid lease payments, in the range of $220 million to $235 million and lease liabilities in the range of $210 million to $225 million, with an immaterial cumulative effect adjustment to Retained deficit expected primarily as a result of the build-to-suit lease transition guidance. The Company does not currently anticipate a material impact on the Consolidated Statements of Comprehensive Income, Cash Flows, or Stockholders’ Deficit, nor does the Company expect an impact related to compliance with any of its existing debt covenants. While Valvoline is substantially complete with the process of implementing the new guidance, the Company's efforts will be finalized during the first quarter of 2020 and its estimates are subject to change as adoption is finalized.

In June 2016, the FASB issued updated guidance that introduces a forward-looking approach based on expected losses, rather than incurred loses, to estimate credit losses on certain types of financial instruments including trade and other receivables. The estimate of expected credit losses will require entities to incorporate historical, current, and forecasted information. This guidance also includes expanded disclosure requirements and is effective for Valvoline on October 1, 2020. The Company is evaluating the effect of adopting this new accounting guidance, including changes to related processes, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on Valvoline’s financial statements, and therefore, is not described above.

NOTE 3 - REVENUE RECOGNITION

As described in Note 2, Valvoline adopted new revenue recognition accounting guidance effective October 1, 2018. The new revenue recognition guidance has been applied prospectively from the date of adoption, while prior period financial statements continue to be reported in accordance with the previous guidance.

Impacts on financial statements

The adoption of the new revenue accounting guidance did not have a significant impact on the Company’s consolidated financial statements. As a result of the Company’s adoption using the modified retrospective adoption approach, the Company recorded an adjustment to its Consolidated Balance Sheet as of October 1, 2018 related to the timing of certain sales to distributors.

The following table reconciles the Consolidated Balance Sheet line items impacted by the cumulative effect of adoption of the new revenue recognition accounting guidance on October 1, 2018:

(In millions)	September 30, 2018 as reported	Adjustments	Balances at October 1, 2018
Accounts receivable, net	$409	$(33)	$376
Inventory, net	$176	$14	$190
Deferred income taxes	$138	$6	$144
Retained deficit	$399	$13	$412

Most revenue transactions and activities recorded under the new revenue recognition accounting guidance are substantially consistent with the treatment under prior guidance. The following tables summarize the impact of the new revenue accounting guidance on Valvoline’s Consolidated Balance Sheet and Consolidated Statement of Comprehensive Income as of and for the year ended September 30, 2019:

Impact of Changes to Consolidated Balance Sheet
	As of September 30, 2019
(In millions)	As reported	Adjustments (a)	Under prior guidance
Accounts receivable, net	$401	$37	$438
Inventories, net	$194	$(15)	$179
Deferred income taxes	$123	$(6)	$117
Accrued expenses and other liabilities	$237	$(1)	$236
Retained deficit	$284	$(15)	$269

(a)Adjustments include the opening retained deficit adjustments as detailed in the table above.

Impact of Changes to Consolidated Statement of Comprehensive Income
	Year ended September 30, 2019
(In millions)	As reported	Adjustments	Under prior guidance
Sales	$2,390	$(50)	$2,340
Cost of sales	1,580	(59)	1,521
Gross profit	$810	$9	$819
Selling, general and administrative expenses	$449	$7	$456
Equity and other income, net	$40	$1	$41
Operating income	$398	$3	$401
Income before income taxes	$265	$3	$268
Income tax expense	$57	$1	$58
Net income	$208	$2	$210

Basic earnings per share	$1.10	$0.01	$1.11
Diluted earnings per share	$1.10	$0.01	$1.11

Disaggregation of revenue

The following summarizes sales by primary customer channel for the Company’s reportable segments:

Year ended
(In millions)	September 30, 2019
Quick Lubes
Company-owned operations	$531
Non-company owned operations	291
Total Quick Lubes	822

Core North America
Retail	543
Installer and other	451
Total Core North America	994

International	574

Consolidated sales	$2,390

Sales by reportable segment disaggregated by geographic market follows for the year ended September 30, 2019:

(In millions)	Quick Lubes	Core North America	International	Totals
North America (a)	$822	$994	$—	$1,816
Europe, Middle East and Africa ("EMEA")	—	—	181	181
Asia Pacific	—	—	285	285
Latin America (a)	—	—	108	108
Total	$822	$994	$574	$2,390

(a)Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

The following disaggregates the Company’s sales by timing of revenue recognized:

Year ended
(In millions)	September 30, 2019
Sales at a point in time	$2,346
Franchised revenues transferred over time	44
Consolidated sales	$2,390

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy as of September 30:

(In millions)	Fair value hierarchy	2019	2018
Cash and cash equivalents
Money market funds	Level 1	$—	$5
Time deposits	Level 2	59	22
Prepaid expenses and other current assets
Currency derivatives	Level 2	—	1
Other noncurrent assets
Non-qualified trust funds	Level 1	20	25
Total assets at fair value		$79	$53

Accrued expenses and other liabilities
Currency derivatives	Level 2	$—	$1
Total liabilities at fair value		$—	$1

Money market funds
Money market funds trade in an active market and are valued using quoted market prices, which are Level 1 inputs.

Time deposits
Time deposits are balances held with financial institutions at face value plus accrued interest, which approximates fair value and are categorized as Level 2. Time deposits with original maturities of three months or less are classified within Cash and cash equivalents and those with original maturities of one year or less are classified within Prepaid expenses and other current assets.

Currency derivatives
The Company uses derivatives not designated as hedging instruments consisting of forward contracts to hedge non-U.S. currency denominated balance sheet exposures and exchange one currency for another for a fixed rate on a future date of one year or less. The Company had outstanding contracts with notional values of $111 million and $74 million as of September 30, 2019 and 2018, respectively. The fair value of these outstanding contracts are recorded as assets and liabilities on a gross basis measured using readily observable market inputs to estimate the fair value for similar derivative instruments and are classified as Level 2. Valvoline has entered into master netting arrangements to mitigate losses in the event of nonperformance by counterparties that allow settlement on a net basis, the effect of which was not material to the recorded assets and liabilities as of September 30, 2019 or 2018.

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

	September 30, 2019			September 30, 2018
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$390	$371	$(4)	$376	$370	$(5)
2025 Notes	407	395	(5)	376	395	(5)
Total	$797	$766	$(9)	$752	$765	$(10)

Refer to Note 12 for details of other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

Pension plan assets
Pension plan assets are measured at fair value at least annually on September 30. Refer to Note 15 for disclosures regarding the fair value of plan assets, including classification within the fair value hierarchy.

NOTE 5 – ACQUISITIONS AND DIVESTITURES

Acquisitions
Valvoline acquired 60 service center stores and a lubricant production company during fiscal 2019 for an aggregate purchase price of $78 million. These acquisitions included 31 franchise service center stores in Canada acquired from Oil Changers Inc. on October 31, 2018, five former franchise service centers stores, and 24 service center stores acquired in single and multi-store transactions within the Quick Lubes reportable segment. The Company also acquired an Eastern European lubricant production company, including its manufacturing facility, within the International reportable segment. These acquisitions provide an opportunity to further grow Valvoline's Quick Lubes system within key markets and expand Valvoline’s presence in Eastern Europe, including additional investment in the Company’s regional European supply chain capabilities.

During fiscal 2018, the Company acquired 136 service center stores for an aggregate purchase price of $125 million within the Quick Lubes reportable segment. These acquisitions included 56 former franchise service center stores acquired from Henley Bluewater LLC for $60 million on October 2, 2017 and 73 franchise service center stores acquired from Great Canadian Oil Change Ltd. for $53 million on July 13, 2018. Fiscal 2018 acquisitions also included four former franchise service center stores and three service center stores acquired in single and multi-store transactions.

The Company acquired 43 service center stores within the Quick Lubes reportable segment during fiscal 2017 for an aggregate purchase price of $72 million, of which $4 million was paid in fiscal 2016. These acquisitions included 28 service center stores acquired from Time-It Lube LLC and Time-It Lube of Texas, LP on January 31, 2017 for $49 million. Acquisitions during fiscal 2017 also included 14 former franchise service center stores and one service center store acquired in single and multi-store transactions.

The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded. Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the years ended September 30:

(In millions)	2019	2018	2017
Inventories	$—	$2	$1
Other current assets	—	1	—
Property, plant and equipment	19	2	2
Goodwill (a)	50	58	60
Intangible assets (b)
Reacquired franchise rights (a) (c)	5	26	6
Customer relationships	6	9	2
Trademarks and trade names	1	27	1
Other	2	—	—
Other noncurrent liabilities	(1)	—	—
Net assets acquired	82	125	72
Bargain purchase gain (d)	(4)	—	—
Consideration transferred	$78	$125	$72

(a)During fiscal 2018, the preliminary purchase price allocation for the acquisition of certain former franchise service center stores during fiscal 2017 was adjusted to reduce goodwill and increase reacquired franchise rights by $6 million.
(b)Weighted average amortization period of intangible assets acquired in fiscal 2019 is 10 years.
(c)Prior to the acquisition of former franchise service center stores, Valvoline licensed the right to operate franchised quick lube service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 9 years. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.
(d)Recorded in Equity and other income, net within the Consolidated Statement of Comprehensive Income.

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

The incremental results of operations of acquisitions, which were not material to the Company’s consolidated results, have been included in the consolidated financial statements from the date of each acquisition, and accordingly, pro forma disclosure of financial information has not been presented.

Remaining ownership interest in subsidiary
Valvoline historically owned a 70% controlling interest and consolidated the financial results of its subsidiary in Thailand. In December 2017, Valvoline purchased the remaining 30% interest for total consideration of approximately $16 million, making it a wholly-owned subsidiary of the Company. This interest was not material to the financial statements for presentation and disclosure as a noncontrolling interest, which was eliminated as a result of this purchase through an adjustment to Paid-in capital and Retained deficit.

Dispositions
Valvoline liquidated one of its subsidiaries in fiscal 2019 and recorded a $1 million gain in Equity and other income, net in the Consolidated Statement of Comprehensive Income. During fiscal 2018, Valvoline completed the liquidation of another subsidiary within the International reportable segment and sold two service center stores to a franchisee within the Quick Lubes reportable segment. These transactions resulted in a net gain of $2 million, which was recognized in Equity and other income, net in the Consolidated Statement of Comprehensive Income during the year ended September 30, 2018.

NOTE 6 – EQUITY METHOD INVESTMENTS

Valvoline has a strategic relationship with Cummins, Inc. (“Cummins”), a leading supplier of engines and related component products, which includes co-branding products for heavy duty consumers and a 50% interest in joint ventures in India, China, and Argentina. Valvoline also has joint ventures with other partners in Latin America and China. Valvoline’s investments in these unconsolidated affiliates were $34 million and $31 million as of September 30, 2019 and 2018, respectively.

Valvoline’s stockholders’ deficit included $32 million and $30 million of undistributed earnings from affiliates accounted for under the equity method as of September 30, 2019 and 2018, respectively. Summarized financial information for Valvoline’s equity method investments follows as of and for the years ended September 30:

(In millions)	2019	2018
Financial position
Current assets	$123	$116
Current liabilities	(77)	(76)
Working capital	46	40
Noncurrent assets	23	23
Noncurrent liabilities	(2)	(1)
Stockholders’ equity	$67	$62

(In millions)	2019	2018	2017
Results of operations
Sales	$309	$313	$289
Income from operations	$59	$62	$53
Net income	$24	$27	$25

The Company’s transactions with affiliate companies accounted for under the equity method were as follows for the years ended September 30:

(In millions)	2019	2018	2017
Equity income (a)	$12	$14	$12
Distributions received	$9	$10	$8
Royalty income (a)	$9	$8	$7
Sales to	$12	$12	$12
Purchases from	$4	$2	$—

(a)Equity and royalty income are recognized in Equity and other income, net in the Consolidated Statements of Comprehensive Income and are primarily recorded within the International reportable segment.

Valvoline has outstanding receivable balances with affiliates accounted for under the equity method of $6 million for the years ended September 30, 2019 and 2018, which are included in Accounts receivable, net within the Consolidated Balance Sheets.
NOTE 7 - ACCOUNTS RECEIVABLE

The following summarizes Valvoline’s accounts receivable in the Consolidated Balance Sheets as of September 30:

(In millions)	2019	2018
Trade	$392	$390
Other	15	26
Accounts receivable, gross	407	416
Allowance for doubtful accounts	(6)	(7)
Total accounts receivable, net	$401	$409

Valvoline is party to an agreement to sell certain trade accounts receivable in the form of drafts or bills of exchange to a financial institution. Each draft constitutes an order to pay Valvoline for obligations of the customer arising from the sale of goods. The intention of the arrangement is to decrease the time accounts receivable is outstanding and increase cash flows. During the years ended September 30, 2019 and 2018, Valvoline sold $75 million and $129 million, respectively, of accounts receivable to the financial institution.

NOTE 8 – INVENTORIES

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants with a replacement cost of $107 million at September 30, 2019 and $89 million at September 30, 2018 are valued at the lower of cost or market using the LIFO method.

The following summarizes Valvoline’s inventories in the Consolidated Balance Sheets as of September 30:

(In millions)	2019	2018
Finished products	$203	$186
Raw materials, supplies and work in process	32	30
Reserve for LIFO cost valuation	(41)	(40)
Total inventories, net	$194	$176

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2019	2018
Land	$58	$51
Buildings (a)	348	292
Machinery and equipment	475	442
Construction in progress	72	62
Total property, plant and equipment	953	847
Accumulated depreciation (b)	(455)	(427)
Net property, plant and equipment	$498	$420

(a)Includes $61 million and $54 million of assets under capitalized and financing leases as of September 30, 2019 and 2018 respectively.
(b)Includes $11 million and $7 million for assets under capitalized and financing leases as of September 30, 2019 and 2018, respectively.

Non-cash accruals included in total property, plant and equipment were $10 million and $13 million during the years ended September 30, 2019 and 2018, respectively.

The following summarizes property, plant and equipment charges included within the Consolidated Statements of Comprehensive Income.

(In millions)	2019	2018	2017
Depreciation (includes capital and financing leases)	$52	$49	$42

NOTE 10 – GOODWILL AND OTHER INTANGIBLES

Goodwill
The following summarizes the changes in the carrying amount of goodwill for each reportable segment and in total during fiscal 2019 and 2018:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2017	$201	$89	$40	$330
Acquisitions (a)	52	—	—	52
Dispositions (b)	(1)	—	—	$(1)
Balance at September 30, 2018	252	89	40	381
Acquisitions (c)	50	—	—	50
Currency translation	(1)	—	—	(1)
Balance at September 30, 2019	$301	$89	$40	$430

(a)Activity associated with the acquisitions of Great Canadian Oil Change, Henley Bluewater, seven additional service center stores, and adjustments related to prior year acquisitions. Refer to Note 5 for further details.
(b)Activity associated with the derecognition of goodwill as a result of the sale and disposition of two quick lube service center stores. Refer to Note 5 for details regarding the disposition.
(c)Activity associated with the acquisitions of Oil Changers and 29 additional service center stores. Refer to Note 5 for further details.

Other intangible assets
Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net on the Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30:

(In millions)	2019			2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$30	$(4)	$26	$29	$(2)	$27
Reacquired franchise rights	37	(8)	29	32	(4)	28
Customer relationships	22	(5)	17	14	(3)	11
Other intangible assets	3	(1)	2	1	—	1
Total definite-lived intangible assets	$92	$(18)	$74	$76	$(9)	$67

The table that follows summarizes amortization expense (actual and estimated) for intangible assets, assuming no additional amortizable intangible assets, for the years ended September 30:

	Actual	Estimated
(In millions)	2019	2020	2021	2022	2023	2024
Amortization expense	$9	$9	$9	$8	$8	$7

NOTE 11 - RESTRUCTURING ACTIVITIES

In the second fiscal quarter of 2019, Valvoline outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Part of this program includes employee separation actions, which were generally completed during fiscal 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

During the year ended September 30, 2019, Valvoline recognized $12 million of expense for employee termination benefits, which includes severance and other benefits provided to employees pursuant to the restructuring program. These expenses were recognized in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income. The Company expects that it will incur additional employee termination expenses of approximately $1 million during the first fiscal quarter of 2020.

The results by segment, as disclosed in Note 21, do not include these restructuring expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses are included in Unallocated and other.

The following table represents the expenses recognized related to employee termination benefits during the year ended September 30, 2019 and the estimated remaining liability, which is included in the Consolidated Balance Sheet primarily within Accrued expenses and other liabilities:

(In millions)	Employee Termination Benefits
Balance at September 30, 2018	$—
Expenses recognized during the period	13
Payments	(3)
Changes in estimates (a)	(1)
Balance at September 30, 2019	$9

(a)Changes in estimate of previously-recognized expenses primarily due to modifications of employee remaining service periods.

NOTE 12 – DEBT

The following table summarizes Valvoline’s debt as of September 30:

(In millions)	2019	2018
2025 Notes	$400	$400
2024 Notes	375	$375
Term Loans	575	270
Revolvers	—	147
Trade Receivables Facility	—	140
Other (a)	(8)	(10)
Total debt	$1,342	$1,322
Current portion of long-term debt	15	30
Long-term debt	$1,327	$1,292

(a)As of September 30, 2019 and 2018, other includes $9 million and $11 million of debt issuance costs and discounts, respectively and $1 million of debt primarily acquired through acquisitions.
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
During July 2016, Valvoline completed the issuance of 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million. The net proceeds from the offering of the 2024 Notes was $370 million (after deducting initial purchasers' discounts and debt issuance costs), which were transferred to Valvoline's former parent, Ashland.
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
Valvoline completed registered exchange offers for the Senior Notes in December 2017 for which no additional proceeds were received.

Senior Credit Agreement

In fiscal 2016, Valvoline entered into a Senior Credit Agreement (the “2016 Credit Agreement”), which provided an aggregate principal amount of $1,325 million in senior secured credit facilities, comprised of (i) a five-year $875 million term loan facility (the “2016 Term Loan”) and (ii) a five-year $450 million revolving credit facility (the “2016 Revolver”), including a $100 million letter of credit sublimit. As of September 30, 2018, the 2016 Term Loan had an outstanding principal balance of $270 million, and there was $147 million outstanding on the 2016 Revolver.

On April 12, 2019, Valvoline amended the 2016 Credit Agreement (the 2016 Credit Agreement, as amended, the “2019 Credit Agreement”) to extend the maturity to 2024, provide additional capacity under the revolving facility, and lower interest rates, among other modifications. This 2019 Credit Agreement provides for an aggregate principal amount of $1,050 million in senior secured credit facilities, comprised of (i) a five-year $575 million term loan facility (the “2019 Term Loan”) and (ii) a five-year $475 million revolving credit facility (the “2019 Revolver”), including a $100 million letter of credit sublimit. As a result of the amendment, the Company recognized immaterial expense related to the accelerated amortization of previously capitalized debt issuance costs, which is included in Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income for the year ended September 30, 2019.

Prior to the amendment in fiscal 2019, the Company made payments of $15 million to the 2016 Term Loan consistent with its payment schedule and had net borrowings of $39 million under the 2016 Revolver. The 2019 Term Loan proceeds of $575 million were used to pay the outstanding principal balance of the 2016 Term Loan of $255 million, the outstanding 2016 Revolver balance of $186 million, and $120 million on the Trade Receivables Facility, as defined below, in addition to accrued and unpaid interest and fees, as well as expenses related to the amendment. Remaining proceeds, including the remaining capacity under the 2019 Revolver, are expected to fund general corporate purposes and working capital needs. During the year ended September 30, 2019, the Company borrowed and repaid $6 million on the 2019 Revolver. As of September 30, 2019, there were no amounts outstanding under the 2019 Revolver, which had total borrowing capacity remaining of $466 million due to a reduction of $9 million for letters of credit outstanding.

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

The 2019 Credit Agreement contains usual and customary representations, warranties, events of default, and affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as the maintenance of financial covenants as of the end of each fiscal quarter, including a maximum consolidated net leverage ratio of 4.5 and a minimum consolidated interest coverage ratio of 3.0. As of September 30, 2019, Valvoline was in compliance with all covenants under the 2019 Credit Agreement.

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

Under the Trade Receivables Facility, Valvoline sells and/or transfers a majority of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary (in the form of cash or letters of credit) are secured by those trade receivables. Accordingly, the Company accounts for borrowings under the Trade Receivables Facility as secured borrowings. The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the Trade Receivables Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements.

As of September 30, 2019, there were no amounts outstanding under the Trade Receivables Facility, and as of September 30, 2018, there was $140 million outstanding. During the year ended September 30, 2019, Valvoline borrowed $84 million and made payments of $224 million, including the payment made with a portion of the proceeds from the 2019 Term Loan.

Based on the availability of eligible receivables, the total borrowing capacity of the Trade Receivables Facility at September 30, 2019 was $168 million. The financing subsidiary owned $259 million and $275 million of outstanding accounts receivable as of September 30, 2019 and 2018, respectively, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

The financing subsidiary pays customary fees to the lenders, and advances by a lender under the Trade Receivables Facility accrue interest for which the weighted average interest rates were 3.4% and 2.8% for the years ended September 30, 2019 and 2018, respectively. The Trade Receivables Facility contains various customary affirmative and negative covenants and default and termination provisions, which provide for acceleration of amounts owed under the Trade Receivables Facility in circumstances including, but not limited to, the failure to pay interest or other amounts when due, defaults on certain other indebtedness, certain insolvency events, and breach of representation.

Long-term debt maturities

The future maturities of debt outstanding as of September 30, 2019, excluding debt issuance costs and discounts, are as follows:

(In millions)
Years ending September 30
2020	$15
2021	43
2022	58
2023	58
2024	777
Thereafter	400
Total	$1,351

NOTE 13 – LEASE COMMITMENTS

Future minimum lease payments for noncancelable operating and capital leases and financing obligations as of September 30, 2019 are as follows for the fiscal years ending September 30:

(In millions)	Operating leases (a)	Capital leases and financing obligations
2020	$36	$6
2021	32	7
2022	29	7
2023	27	7
2024	23	7
Thereafter	120	50
Total future minimum lease payments	$267	84
Imputed interest		29
Present value of minimum lease payments		$55

(a)Minimum payments have not been reduced by minimum sublease rental income of approximately $26 million due under future noncancelable subleases.

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows for the years ended September 30:

(In millions)	2019	2018	2017
Minimum rentals	$34	$25	$18
Contingent rentals	2	2	2
Sublease rental income	(5)	(2)	(1)
Net rent expense	$31	$25	$19

NOTE 14 – INCOME TAXES

Components of income tax expense

Income tax expense consisted of the following for the years ended September 30:

(In millions)	2019	2018	2017
Current
Federal (a)	$10	$(2)	$47
State	5	6	8
Non-U.S.	19	17	14
	34	21	69
Deferred
Federal	24	136	106
State	—	9	12
Non-U.S.	(1)	—	(1)
	23	145	117
Income tax expense	$57	$166	$186

(a)Benefit from favorable settlement with tax authorities in fiscal 2018.

The following table presents pre-tax income and the principal components of the reconciliation between the effective tax rate and the U.S. federal statutory income tax rate in effect for the years ended September 30:

(In millions)	2019	2018	2017
Income before income taxes
United States	$212	$282	$433
Non-U.S.	53	50	57
Total income before income taxes	$265	$332	$490

U.S. statutory tax rate (a)	21.0%	24.5%	35.0%
Income taxes computed at U.S. statutory tax rate	$56	$81	$171
Increase (decrease) in amount computed resulting from:
Unrecognized tax benefits	5	—	2
State taxes, net of federal benefit	9	14	21
International rate differential	2	—	(7)
Permanent items	(3)	(3)	(8)
Remeasurement of net deferred taxes	(4)	73	—
Return-to-provision adjustments	(6)	—	1
Deemed repatriation	—	4	—
Change in valuation allowance	(4)	1	(4)
Tax Matters Agreement activity	1	(2)	10
Other	1	(2)	—
Income tax expense	$57	$166	$186
Effective tax rate	21.5%	50.0%	38.0%

(a)As a result of U.S. tax reform legislation which generally became effective January 1, 2018, the federal corporate income tax rate was lowered from 35% to 21%. Based on the effective date of the rate reduction, the Company's federal corporate statutory income tax rate was a blended rate of 24.5% for fiscal 2018.

The decreases in income tax expense and the effective tax rate in fiscal 2019 from the prior year periods were principally driven by the prior year enactment of U.S. and Kentucky tax reform legislation, which resulted in the full year benefit of lower corporate statutory income tax rates in fiscal 2019, benefits from accelerated deductions permitted by the provisions of U.S. tax reform, a benefit related to the expected utilization of tax attributes as a result of the clarification of certain provisions of Kentucky tax reform legislation during fiscal 2019, and reduced tax expense of approximately $78 million related to the prior year enactment of tax reform legislation. Additionally, a benefit of $4 million was recognized in fiscal 2019 as a result of the release of a valuation allowance.

Tax reform legislation

U.S. tax reform legislation was signed into law on December 22, 2017, and the Company recorded its provisional estimates of enactment during fiscal 2018. Valvoline's provisional estimates were finalized during the first fiscal quarter of 2019, which resulted in no significant adjustments. In response to U.S. tax reform legislation, many states also enacted state-specific tax reform. In general, these impacts were not material to the Company’s financial statements. Valvoline is incorporated in Kentucky, which enacted income tax reform legislation on April 13, 2018. Kentucky tax reform generally became effective in fiscal 2019 and included a number of provisions, notably lowering the corporate income tax rate from a maximum of 6% to 5%.

During the year ended September 30, 2018, enactment of U.S. and Kentucky tax reform legislation resulted in the following:

•A net $71 million increase in income tax expense primarily related to the remeasurement of net deferred tax assets at the lower enacted corporate tax rates;

•Income tax expense of $4 million related to the deemed repatriation tax on undistributed non-U.S. earnings and profits and $2 million for withholding taxes due to the Company’s change in indefinite reinvestment assertion regarding its undistributed earnings; and
•Increased pre-tax expense of $3 million and income tax expense of $1 million related to the remeasurement of net indemnity liabilities associated with the Tax Matters Agreement primarily due to the reduced federal benefit of state tax deductions, which drove increases in the higher expected utilization of tax attributes payable to Ashland.

As a result of the clarification of specific provisions of Kentucky tax reform legislation in fiscal 2019, a tax benefit of $5 million and pre-tax expense of $3 million was recognized related to the higher expected utilization of tax attributes, which included certain legacy tax attributes.

Deferred taxes

Deferred income taxes are provided for income and expense items recognized in different years for tax and financial reporting purposes. A summary of the deferred tax assets and liabilities included in the Consolidated Balance Sheets follows as of September 30:

(In millions)	2019	2018
Deferred tax assets
Non-U.S. net operating loss carryforwards (a)	$2	$2
State net operating loss carryforwards (b)	19	19
Employee benefit obligations	98	86
Compensation accruals	21	21
Credit carryforwards (c)	19	36
Other (d)	22	9
Valuation allowances (e)	(2)	(7)
Net deferred tax assets	179	166
Deferred tax liabilities
Goodwill and other intangibles	9	3
Property, plant and equipment	46	23
Undistributed earnings	2	2
Total deferred tax liabilities	57	28
Total net deferred tax assets	$122	$138

(a)Gross non-U.S. net operating loss carryforwards of $2 million expire in fiscal years 2020 to 2033, with $4 million that has no expiration.
(b)Apportioned gross state net operating loss carryforwards of $233 million expire in fiscal years 2022 through 2037.
(c)Credit carryforwards consist primarily of U.S. tax credits that generally expire in fiscal years 2025 through 2029.
(d)Due to netting of deferred tax assets and liabilities by jurisdiction, a $1 million liability included in this deferred tax asset balance is included in Other noncurrent liabilities on the Consolidated Balance Sheet as of September 30, 2019.
(e)Valuation allowances primarily relate to non-U.S. net operating loss carryforwards and certain other deferred tax assets that are not expected to be realized or realizable.

Undistributed earnings
Prior to U.S. tax reform, the Company had not provided for U.S. income taxes on undistributed earnings and other outside basis differences of its non-U.S. subsidiaries as it was the Company’s intention for these tax basis differences to remain indefinitely reinvested. Valvoline began to record estimated incremental withholding taxes during fiscal 2018 and account for certain of its non-U.S. subsidiaries as being immediately subject to tax, while certain other outside basis differences restricted by regulations, operational or investing needs for non-U.S. subsidiaries remained indefinitely reinvested. If these outside basis differences were no longer to be indefinitely reinvested in the future, the Company may be subject to additional income and withholding taxes, which are not practicable to estimate.

Tax Matters Agreement
The Tax Matters Agreement was entered into on September 22, 2016 between Ashland and Valvoline (the “Tax Matters Agreement”) and generally provides that Valvoline is required to indemnify Ashland for the following items:

•Taxes of Valvoline for all taxable periods that begin on or after the day after the date of the Distribution;
•Taxes of Valvoline for the period between the IPO and Distribution that are not attributable to Ashland Group Returns (as defined below);
•Taxes for the pre-IPO period that arise on audit or examination and are directly attributable to the Valvoline business;
•Certain U.S. federal, state or local taxes for the pre-IPO period of Ashland and/or its subsidiaries that arise on audit or examination and are directly attributable to neither the Valvoline business nor the Ashland chemicals business;
•Certain tax attributes inherited from Ashland as the result of the Contribution from Ashland; and
•Taxes and expenses resulting from the failure of the Contribution or Distribution to qualify for their intended tax-free treatment.

For the periods prior to the Distribution, Valvoline was included in Ashland’s consolidated U.S. and state income tax returns and in the income tax returns of certain Ashland international subsidiaries (collectively, the “Ashland Group Returns”). For the taxable periods that began on and after the Distribution, Valvoline has not been included in the Ashland Group Returns and files tax returns that include only Valvoline and/or its subsidiaries, as appropriate. Portions of the Tax Matters Agreement obligation relative to the tax attributes transferred in the Contribution will be settled with Ashland five years following the filing of the last taxable period Valvoline was included within the Ashland Group Returns.

Under the Tax Matters Agreement, Valvoline made tax-sharing payments to Ashland, inclusive of tax attributes utilized, generally determined as if Valvoline and each of its relevant subsidiaries included in the Ashland Group Returns filed their own consolidated, combined or separate tax returns for the period from the IPO to the Distribution. Valvoline made $48 million of net tax-sharing payments to Ashland during fiscal 2017. Valvoline has joint and several liability with Ashland to the U.S. Internal Revenue Service (“IRS”) for the consolidated U.S. federal income taxes of the Ashland consolidated group for the taxable periods in which Valvoline was part of the Ashland Group Returns. Valvoline has joint control with Ashland, over any audit or examination related to taxes for which Valvoline is required to indemnify Ashland. Accordingly, these portions of the Tax Matters Agreement will be settled as examinations of the pre-Distribution periods are completed.

Adjustments to the net obligations to Ashland under the Tax Matters Agreement are recorded within Legacy and separation-related expenses, net, with any resulting impacts to Valvoline's stand-alone income tax provision due to taxing authorities recorded in Income tax expense within the Consolidated Statements of Comprehensive Income. Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement are primarily recorded in Other noncurrent liabilities in the Consolidated Balance Sheets and were $66 million as of September 30, 2019 and 2018.

Based on information available at this time, the Company has established adequate accruals for its obligations under the Tax Matters Agreement. In certain circumstances, the actual amounts ultimately required to satisfy these obligations could significantly exceed those currently reflected in the consolidated financial statements. Such estimates cannot currently be made given the uncertainty with regard to the nature and extent of items that could arise upon examination of the pre-Distribution periods, which include the Contribution and Distribution transactions. For example, if the tax-free nature of the Contribution and/or Distribution transactions is not sustained, if certain reorganization transactions undertaken in connection with the separation and the Distribution are determined to be taxable, or if additional matters arise upon examination of the pre-Distribution periods, Valvoline could have a substantial indemnification obligation to Ashland in excess of those currently provided.

Unrecognized tax benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended September 30:

(In millions)	2019	2018	2017
Gross unrecognized tax benefits as of October 1	$10	$10	$8
Increases related to tax positions from prior years	5	2	—
Increases related to tax positions taken during the current year	—	1	2
Settlements with tax authorities	—	(2)	—
Lapses of statutes of limitation	(1)	(1)	—
Gross unrecognized tax benefits as of September 30 (a)	$14	$10	$10

(a)These unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Accruals for interest and penalties were $2 million and $1 million as of September 30, 2019 and 2018, respectively.

The Company's U.S. federal income tax returns remain open to examination from fiscal 2014 forward and certain U.S. state jurisdictions remain open from fiscal 2011 forward. With certain exceptions, years beginning on or after fiscal 2007 generally remain open to examination by certain non-U.S. taxing authorities.

Because Valvoline is routinely under examination by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next twelve months. An estimate of the amount or range of such change cannot be made at this time. However, the Company does not expect the change, if any, to have a material effect on the Company’s consolidated financial statements within the next twelve months. Given the indemnification of Ashland and the years remaining open to examination, a significant portion of the Company’s liability for unrecognized tax benefits as of September 30, 2019 and 2018 is included in the Tax Matters Agreement obligation to Ashland summarized above within Other noncurrent liabilities in the Consolidated Balance Sheets.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Pension and other postretirement plans

The Company's U.S. pension plans are closed to new participants and the accrual of pension benefits has been frozen since September 30, 2016. In addition, most international pension plans are closed to new participants while those that remain open relate to areas where local laws require plans to operate within the applicable country.

Valvoline also sponsors healthcare and life insurance plans for certain qualifying retired or disabled employees. These other benefit plans were amended to reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. These plans have limited the annual per capita costs to an amount equivalent to base year per capita costs, plus annual increases of up to 1.5% per year for costs incurred. As a result, health care cost trend rates do not have a significant impact on the Company’s future obligations for these plans. The assumed pre-65 health care cost trend rate as of September 30, 2019 was 6.9% and continues to be reduced to 4.2% in 2037 and thereafter.

Components of net periodic benefit costs / income

The following table summarizes the components of pension and other postretirement plans net periodic benefit costs / income and the assumptions used in this determination for the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2019	2018	2017	2019	2018	2017
Net periodic benefit costs (income)
Service cost	$2	$2	$2	$—	$—	$—
Interest cost	81	75	86	2	2	1
Expected return on plan assets	(80)	(103)	(145)	—	—	—
Amortization of prior service credit (a)	—	—	—	(12)	(12)	(12)
Actuarial loss (gain)	61	38	(63)	8	—	(5)
Net periodic benefit costs (income)	$64	$12	$(120)	$(2)	$(10)	$(16)
Weighted-average plan assumptions (b)
Discount rate for service cost	2.92%	2.94%	2.15%	3.98%	4.05%	2.95%
Discount rate for interest cost	4.00%	3.23%	2.84%	3.83%	3.11%	2.64%
Rate of compensation increase	3.06%	3.05%	2.99%	—	—	—
Expected long-term rate of return on plan assets	4.66%	5.17%	6.56%	—	—	—

(a)Other postretirement plan amendments noted above resulted in negative plan amendments that are amortized within this caption during all periods presented.
(b)The plan assumptions are a blended weighted-average rate for Valvoline’s U.S. and non-U.S. plans. The U.S. pension plans represented approximately 97% of the total pension projected benefit obligation as of September 30, 2019. Other postretirement benefit plans consist of U.S. and Canada, with the U.S. plan representing approximately 77% of the total other postretirement projected benefit obligation as of September 30, 2019. Non-U.S. plans use assumptions generally consistent with those of U.S. plans.

The following table summarizes the net periodic benefit costs / income and the amortization of prior service credit recognized in accumulated other comprehensive income during the years ended September 30:

	Pension benefits		Other postretirement benefits
(In millions)	2019	2018	2019	2018
Amortization of prior service credit recognized in accumulated other comprehensive income	$—	$—	$12	$12
Net periodic benefit costs (income)	64	12	(2)	(10)
Total amount recognized in net periodic benefit costs and accumulated other comprehensive income	$64	$12	$10	$2

Obligations and funded status

The following table summarizes the changes in benefit obligations and the fair value of plan assets, as well as key assumptions used to determine the benefit obligations, and the amounts recognized in the Consolidated Balance Sheets as of September 30, 2019 and 2018 for the Company’s pension and other postretirement benefit plans:

(In millions)	Pension benefits		Other postretirement benefits
	2019	2018	2019	2018
Change in benefit obligations
Benefit obligations as of October 1	$2,087	$2,381	$51	$57
Service cost	2	2	—	—
Interest cost	81	75	2	2
Benefits paid	(140)	(146)	(6)	(7)
Actuarial loss (gain)	253	(95)	8	—
Currency exchange rate changes	(2)	(3)	—	(1)
Transfers in	6	9	—	—
Settlements	—	(136)	—	—
Benefit obligations as of September 30	$2,287	$2,087	$55	$51
Change in plan assets
Fair value of plan assets as of October 1	$1,792	$2,081	$—	$—
Actual return on plan assets	273	(30)	—	—
Employer contributions	14	16	6	7
Benefits paid	(140)	(146)	(6)	(7)
Currency exchange rate changes	(2)	(3)	—	—
Settlements	—	(136)	—	—
Transfers in	6	10	—	—
Fair value of plan assets as of September 30	$1,943	$1,792	$—	$—

Unfunded status of the plans as of September 30	$344	$295	$55	$51

Amounts recognized in the Consolidated Balance Sheets
Current benefit liabilities	$9	$10	$6	$6
Noncurrent benefit liabilities	335	285	49	45
Net amount recognized	$344	$295	$55	$51

Amounts recognized in accumulated other comprehensive income (loss)
Prior service cost (credit)	$1	$2	$(45)	$(56)

Weighted-average plan assumptions
Discount rate	3.10%	4.28%	2.95%	4.08%
Rate of compensation increase	3.06%	3.10%	—	—

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. Such gains and losses are reported within Net pension and other postretirement plan expense in the Consolidated Statements of Comprehensive Income and included a loss of $69 million and $38 million for the years ended September 30, 2019 and 2018, respectively.

The fiscal 2019 loss was primarily attributed to decreases in discount rates, which were partially offset by higher than expected returns on plan assets and favorable changes in mortality assumptions. The fiscal 2018 loss was generally attributed to lower than expected returns on plan assets, which were partially offset by the benefit obligation actuarial gain for increases in discount rates and reduced mortality improvements.

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
Accumulated benefit obligation
The accumulated benefit obligation for all pension plans was $2.3 billion as of September 30, 2019 and $2.1 billion as of September 30, 2018. Information for pension plans with a benefit obligation in excess of the fair value of plan assets follows for the Company’s plans as of September 30:

(In millions)	2019		2018
	Benefit obligation	Plan assets	Benefit obligation	Plan assets
Plans with projected benefit obligation in excess of plan assets	$2,242	$1,898	$2,045	$1,749
Plans with accumulated benefit obligation in excess of plan assets	$2,229	$1,889	$2,034	$1,741

Plan assets

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy as described in Note 2 that the financial instruments are classified within these investment categories as of September 30, 2019 and 2018:

	September 30, 2019
(In millions)	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$166	$166	$—	$—	$—
U.S. government securities and futures	162	—	162	—	—
Other government securities	41	—	41	—	—
Corporate debt instruments	1,075	—	1,075	—	—
Insurance contracts	7	—	—	7	—
Private equity and hedge funds	15	—	—	—	15
Common collective trusts	474	—	—	—	474
Other investments	3	—	3	—	—
Total assets at fair value	$1,943	$166	$1,281	$7	$489

	September 30, 2018
(In millions)	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$100	$100	$—	$—	$—
U.S. government securities and futures (a)	74	(3)	77	—	—
Other government securities	92	1	91	—	—
Corporate debt instruments (b)	1,056	—	1,056	—	—
Insurance contracts	4	—	—	4	—
Private equity and hedge funds	60	—	—	—	60
Common collective trusts	406	—	—	—	406
Total assets at fair value	$1,792	$98	$1,224	$4	$466

(a)Level 1 investments are in a liability position as of September 30, 2018 and represent exchange-traded futures contracts that are used to manage the interest rate risk in the plan asset portfolio.

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

Corporate debt instruments

Corporate debt instruments are valued based on Level 2 inputs that are observable in the market or may be derived principally from, or corroborated by, recently executed transactions, observable market data such as pricing for similar securities, cash flow models with yield curves, counterparty credit rating, and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate).

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

The following table provides a reconciliation of the beginning and ending balances for Level 3 plan assets:

(In millions)	Total Level 3 assets
Balance at September 30, 2017	$16
Purchases	3
Sales (a)	(8)
Actual return on assets held at end of year	1
Actual return on assets sold during year	(8)
Balance at September 30, 2018	4
Purchases	1
Actual return on assets held at end of year	2
Balance at September 30, 2019	$7

(a) Level 3 assets that were liquidated during fiscal 2018 represented real estate investments that were valued using DCF and unobservable inputs, including future rentals, expenses and residual values from a market participant view of the highest and best use of the real estate.

The following table summarizes investments for which fair value is measured using the NAV per share practical expedient as of September 30, 2019:

(In millions)	Fair value at NAV	Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Long/short hedge funds	$3	$—	None (a)	None (a)
Relative value hedge funds	4	—	None (b)	None (b)
Multi-strategy hedge funds	—	—	None (b)	None (b)
Event driven hedge funds	1	—	None (b)	None (b)
Common collective trusts	453	—	Daily	Up to 3 days
	13	—	Monthly	5 days
	8	—	N/A (c)	N/A (c)
Private equity	7	2	None (d)	None (d)
	$489	$2

(a)These hedge funds are in the process of liquidation over the next year.
(b)These hedge funds are in the process of liquidation and the timing of such is unknown.
(c)These assets are held in Australia and are investments in funds that include a diversified portfolio across various asset classes. The time period for redemption of these assets is not determinable.
(d)These private equity instruments are estimated to be liquidated over the next 1 to 5 years.

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

The current target asset allocation for the U.S. plans is 75% fixed income securities and 25% equity-based securities. Fixed income securities are liability matching assets that primarily include long duration high grade corporate debt obligations. Equity-based securities are return-seeking assets that include both traditional equities as well as a mix of non-traditional assets such as hedge and commingled funds and private equity. Investment managers may employ a limited use of futures or other derivatives to manage risk within the portfolio through efficient exposure to markets. Valvoline’s pension plans hold a variety of investments designed to diversify risk and achieve an adequate net investment return to provide for future benefit payments to its participants.

Valvoline’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where the investment of plan assets is dictated by applicable regulations. The weighted-average asset allocations for Valvoline’s U.S. and non-U.S. plans by asset category follow as of September 30:

	Target	2019	2018
Plan assets allocation
Equity securities	15-25%	17%	23%
Debt securities	65-85%	81%	76%
Other	0-20%	2%	1%
Total		100%	100%

The basis for determining the expected long-term rate of return is a combination of future return assumptions for the various asset classes in Valvoline’s investment portfolio based on active management, historical analysis of previous returns, market indices, and a projection of inflation, net of plan expenses.

Funding and benefit payments

Valvoline contributed $14 million and $16 million to its pension plans during fiscal 2019 and 2018, respectively. Contributions during fiscal 2019 included $4 million of non-cash contributions from the Company's non-qualified trust assets. Valvoline does not plan to contribute to the U.S. qualified pension plan in fiscal 2020, but expects to contribute approximately $14 million, $5 million of which is expected to be non-cash, to its U.S. non-qualified and non-U.S. pension plans.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five fiscal years and the five fiscal years thereafter in aggregate:

(In millions)	Pension benefits	Other postretirement benefits
2020	$143	$6
2021	143	5
2022	143	4
2023	142	4
2024	140	3
2025 - 2029	688	15
Total	$1,399	$37

Other plans

Defined contribution and other defined benefit plans

Valvoline's savings plan provides matching contributions subject to a maximum percentage. Expense associated with this plan was $14 million in each fiscal year 2019, 2018 and 2017.

Valvoline also sponsors various other benefit plans, some of which are required by local laws within certain countries. Total current and noncurrent liabilities associated with these plans were $1 million and $3 million, respectively, as of September 30, 2019 and 2018.

Multiemployer pension plans

Valvoline participates in two multiemployer pension plans that provide pension benefits to certain union-represented employees under the terms of collective bargaining agreements. Valvoline assumed responsibility for contributions to these plans in connection with the separation from Ashland. Contributions to these plans were not material for fiscal 2019, 2018 or 2017.

In April 2018, Valvoline received a demand for payment of a partial withdrawal liability assessment related to the sale of a business by Ashland in fiscal 2011 and the associated reduction in contributions and the number of employees covered by one of the multiemployer pension plans. The Company vigorously contested the assessment and the calculation method utilized by the plan in its determination and settled the matter consistent with its reserve at a cost that is not material to the consolidated financial statements as of and for the periods ended September 30, 2019.

Incentive plans

Reserves for incentive plans were $25 million and $19 million as of September 30, 2019 and 2018, respectively.

NOTE 16 – LITIGATION, CLAIMS AND CONTINGENCIES

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

NOTE 17 - STOCK-BASED COMPENSATION PLANS

Valvoline has approved incentive plans that authorize 21 million shares to be issued, with approximately 16 million remaining available for issuance as of September 30, 2019. The Valvoline incentive plans authorize the grant of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other nonvested stock awards. The Compensation Committee of the Board of Directors administers the Valvoline incentive plans and has the authority to determine the individuals to whom awards will be made, the amount of those awards, and other terms and conditions of the awards.

Certain original grants were modified, including the vesting conditions and the number of awards outstanding, in connection with the restructuring activities described in Note 11. Valvoline estimated its pre- and post-modification fair value and updated its expense over the remaining service period for each modified award, as appropriate, which did not result in material adjustments to expense.

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

The following is a summary of stock-based compensation expense recognized by the Company during the years ended September 30:

(In millions)	2019	2018	2017 (b)
Stock appreciation rights	$1	$2	$3
Nonvested stock awards	8	9	5
Performance awards	1	1	2
Total stock-based compensation expense, pre-tax (a)	10	12	10
Tax benefit	(2)	(3)	(4)
Total stock-based compensation expense, net of tax	$8	$9	$6

(a)Includes approximately $1 million in each period presented related to certain awards that are cash-settled and liability-classified; therefore, fair value is remeasured at the end of each reporting period until settlement.
(b)Stock-based compensation expense in fiscal 2017 includes $4 million that was allocated from Ashland prior to the Distribution.

Stock Appreciation Rights

SARs were granted to certain Valvoline employees to provide award holders with the ability to profit from the appreciation in value of a set number of shares of common stock over a period of time by exercising their award and receiving the sum of the increase in shares. SARs were granted at a price equal to the fair market value of the stock on the date of grant and typically vest and become exercisable over a period of one to three years. Unexercised SARs generally lapse ten years after the grant date.

The following table summarizes the activity relative to SARs for the year ended September 30, 2019:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining term (in years)	Aggregate intrinsic value (in millions)
SARs outstanding as of September 30, 2018	1,798	$18.54	6.7 years	$6
Granted	240	$20.37
Exercised	(185)	$17.19		$1
Forfeited	(38)	$20.35
SARs outstanding as of September 30, 2019	1,815	$18.88	6.2 years	$6
SARs exercisable as of September 30, 2019	1,342	$18.15	5.4 years	$5

The aggregate intrinsic value of SARs exercised (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the SAR) was $1 million during fiscal 2019, $2 million during fiscal 2018, and less than $1 million during fiscal 2017. As of September 30, 2019, there was $1 million of total unrecognized compensation cost related to SARs, which is expected to be recognized over a weighted average period of 1.9 years.

Stock-based compensation expense for SARs was computed using the Black-Scholes option-pricing model to estimate the grant date fair value of new or modified awards with the following key assumptions:

	2019	2018	2017
Weighted average grant date fair value per share	$5.36	$5.56	$7.44
Assumptions (weighted average)
Risk-free interest rate (a)	2.9%	2.2%	1.7%
Expected dividend yield	1.5%	0.9%	0.9%
Expected volatility (b)	26.8%	23.3%	22.8%
Expected term (in years) (c)	5.88	5.88	7.45

(a)Based on the U.S. Treasury yield curve in effect at the time of grant or modification for the expected term of the award. The range of risk-free interest rates used for SARs converted at Distribution in fiscal 2017 was 1.1% to 1.9%.

(b)Due to the lack of historical data for Valvoline, expected volatility is based on the average of peer companies’ historical daily equity volatilities with look-back periods commensurate with the expected term. The range of expected volatility used for SARs converted at Distribution in fiscal 2017 was 21.5% to 24.4%.
(c)Due to the lack of historical data for Valvoline, the expected term is based on the mid-point between the vesting date and the end of the contractual term.

Nonvested stock awards

Nonvested stock awards in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”) were granted to certain Valvoline employees and directors. These awards were granted at a price equal to the fair market value of the underlying common stock on the grant date, generally vest over a one to three-year period, and are subject to forfeiture upon termination of service before the vesting period ends. These awards were primarily granted as RSUs that settle in shares upon vesting, while RSAs result in share issuance at grant, which entitle award holders to voting rights that are restricted until vesting. Dividends on nonvested stock awards are generally granted in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.

The following table summarizes nonvested share activity for the year ended September 30, 2019:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Unvested shares as of September 30, 2018	1,278	$23.07
Granted	345	$20.41
Vested	(443)	$22.62
Forfeited	(97)	$21.52
Unvested shares as of September 30, 2019	1,083	$21.52

The total grant date fair value of shares vested was $10 million, $6 million and less than $1 million for the years ended September 30, 2019, 2018 and 2017, respectively. The weighted average grant date fair value for nonvested stock awards granted in fiscal 2018 and fiscal 2017 was $23.17 and $22.82, respectively. As of September 30, 2019, there was $5 million of total unrecognized compensation costs related to nonvested stock awards, which is expected to be recognized over a weighted average period of 3.2 years. The aggregate intrinsic value of nonvested stock awards as of September 30, 2019 is $24 million.

Performance awards
Performance share units were awarded to certain key Valvoline employees that are tied to overall financial performance relative to selected industry peer groups and/or internal targets. Awards are granted annually, with each award typically covering a three-year performance and vesting period. Each performance share unit is convertible to one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to market and financial performance targets. Nonvested performance share units generally do not entitle employees to vote or to receive any dividends thereon.

The following table summarizes performance award activity for the year ended September 30, 2019:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Unvested shares as of September 30, 2018	327	$22.64
Granted	195	$21.22
Vested	(66)	$30.66
Forfeited	(33)	$21.80
Unvested shares as of September 30, 2019	423	$22.31

As of September 30, 2019, there was $3 million of unrecognized compensation costs related to nonvested performance share awards, which is expected to be recognized over a weighted average period of approximately 1.8 years. The aggregate intrinsic value of the performance-based nonvested stock awards as of September 30, 2019 is $9 million.

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

	2019	2018	2017
Weighted average grant date fair value per share	$21.22	$23.82	$18.44
Assumptions (weighted average)
Risk-free interest rates (a)	2.8%	1.7%	1.2%
Expected dividend yield	1.3%	1.0%	1.0%
Expected volatility (b)	26.8%	24.2%	21.0%
Expected term (in years)	3.0	3.0	1.9

(a)Based on the U.S. Treasury yield curve in effect at the time of grant or modification for the expected term of the award. The range of risk-free interest rates used for performance awards was 1.6% to 1.8% in fiscal 2018 and 0.9% to 1.5% in fiscal 2017 for awards converted at Distribution.
(b)Due to the lack of historical data for Valvoline, expected volatility is based on the average of peer companies’ historical volatilities with look-back periods commensurate with the expected term. The range of expected volatility used for performance awards converted at Distribution in fiscal 2017 was 18.9% to 22.4%.

NOTE 18 - EARNINGS PER SHARE

The following is the summary of basic and diluted EPS for the years ended September 30:

(In millions, except per share data)	2019	2018	2017
Numerator
Net income	$208	$166	$304
Denominator
Weighted average shares common shares outstanding	189	197	204
Effect of potentially dilutive securities (a)	—	—	—
Weighted average diluted shares outstanding	189	197	204

Earnings per share
Basic	$1.10	$0.84	$1.49
Diluted	$1.10	$0.84	$1.49

(a)During the year ended September 30, 2017, share-based awards that were previously denominated in Ashland common stock were converted to Valvoline common stock concurrent with the Distribution. There was not a significant dilutive impact in any year from potential common shares associated with the Company's share-based awards.

NOTE 19 - STOCKHOLDERS’ DEFICIT

Stockholder dividends

Since the first fiscal quarter of 2017, the Company has issued a quarterly cash dividend. The Company’s dividend activity was as follows during the years ended September 30:

(In millions, except per share amounts)	2019	2018	2017
Cash outlay	$80	$58	$40
Dividend per share	$0.424	$0.298	$0.196

Accumulated other comprehensive income

Changes in accumulated other comprehensive income by component for fiscal years 2019, 2018 and 2017 were as follows:

(In millions)	Unamortized benefit plan credits	Currency translation adjustments	Total
Balance as of September 30, 2016	$52	$(55)	$(3)
Fiscal 2017 activity, net of tax	(8)	54	46
Balance as of September 30, 2017	44	(1)	43
Fiscal 2018 activity, net of tax	(1)	(10)	(11)
Balance as of September 30, 2018	43	(11)	32
Fiscal 2019 activity, net of tax	(9)	(12)	(21)
Balance as of September 30, 2019	$34	$(23)	$11

Amounts reclassified from accumulated other comprehensive income for the years ended September 30 were as follows:

(in millions)	2019	2018	2017
Amortization of pension and other postretirement plan prior service credit (a)	$(12)	$(12)	$(12)
(Gain) loss on liquidation of subsidiary (b)	(1)	1	—
Tax effect of reclassifications	3	2	4
Net of tax	(10)	(9)	(8)
Reclassification of income tax effects of U.S. tax reform (c)	—	8	—
Total amounts reclassified, net of tax	$(10)	$(1)	$(8)

(a)Amortization of unrecognized prior service credits included in net periodic benefit income for pension and other postretirement plans was reported in Net pension and other postretirement plan expense (income) within the Consolidated Statements of Comprehensive Income.
(b)Represents the realization of cumulative translation adjustments in Equity and other income, net within the Consolidated Statements of Comprehensive Income as a result of the liquidation of certain non-U.S. subsidiaries.
(c)Represents the reclassification of stranded income tax effects of U.S. tax reform resulting from the change in the federal corporate tax rate to Retained deficit in the Consolidated Balance Sheet.

The Company generally releases the income tax effects from accumulated other comprehensive income as benefit plan credits are amortized into earnings.

Share repurchases

During fiscal 2017, Valvoline’s Board of Directors (the "Board") authorized the repurchase of $150 million of the Company’s common stock for which the shares were repurchased during fiscal 2017 and 2018. In January 2018, the Board authorized the repurchase of up to $300 million of the Company’s common stock through September 30, 2020. As of September 30, 2019, the remaining amount available for repurchase was $75 million. Upon repurchase, shares were retired and recorded as a reduction in Common stock for par value with the price paid in excess of par value recorded as an increase in Retained deficit. The following table summarizes the Company’s share repurchase activity during the years ended September 30:

(In millions)	2019	2018	2017
Total cost	$—	$325	$50
Shares repurchased	—	15	2

NOTE 20 – TRANSACTIONS WITH ASHLAND
Payable to Ashland
Valvoline had total net obligations due to Ashland of $78 million and $79 million as of September 30, 2019 and 2018, respectively, which were primarily recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. These liabilities generally relate to net obligations due to Ashland under the Tax Matters Agreement as well as reimbursements payable to Ashland for certain other contractual obligations, including those intended to transfer to Valvoline as part of the Distribution. Refer to Note 14 for additional details regarding the Tax Matters Agreement and related obligations.
Transition Services Agreements
Valvoline entered into a Transition Services Agreement (“TSA”) and Reverse Transition Services Agreement (“RTSA”) as well as certain other arrangements in connection with the separation from Ashland, which provided for certain continued corporate support services provided by Valvoline and Ashland to one another following the IPO. Valvoline began to set up its own corporate functions in connection with the IPO, and Ashland provided various corporate support services for Valvoline pursuant to the TSA, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury services. Pursuant to the RTSA, Valvoline provided Ashland with various corporate support services, including certain human resources, information technology, office and building, security, tax services, and certain regulatory compliance services. The term of these agreements generally expired two years after the IPO, and the charges associated with these services were not material during the years presented herein. The costs were consistent with expenses that Ashland had historically allocated or Valvoline incurred with respect to such services, plus a mark-up of five percent.
Separation from Ashland
Immediately prior to the Distribution, Ashland owned 170 million shares of Valvoline common stock, which represented approximately 83% of the outstanding shares of Valvoline common stock. Effective upon the Distribution, Ashland no longer held any shares of Valvoline common stock. Refer to Note 1 for further information on the separation from Ashland. Also refer to Note 17 for information regarding the conversion of share-based awards from Ashland to Valvoline at Distribution.

NOTE 21 – REPORTABLE SEGMENT INFORMATION

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

•International - sells engine and automotive products in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

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

Valvoline did not have a single customer that represented 10% or more of consolidated net sales in fiscal 2019, 2018 or 2017.

Reportable segment results

The following table presents sales, operating income, and depreciation and amortization by reportable segment for the years ended September 30:

(In millions)	2019	2018	2017
Sales
Quick Lubes	$822	$660	$541
Core North America	994	1,035	1,004
International	574	590	539
Consolidated sales	$2,390	$2,285	$2,084

Operating income
Quick Lubes	$178	$153	$130
Core North America	152	172	199
International	85	84	76
Total operating segments	415	409	405
Unallocated and other (a)	(17)	(14)	(11)
Consolidated operating income	$398	$395	$394

Depreciation and amortization
Quick Lubes	$36	$30	$22
Core North America	18	18	15
International	7	6	5
Consolidated depreciation and amortization	$61	$54	$42

(a)Unallocated and other includes Legacy and separation-related expenses, net and restructuring and related expenses.

Entity-wide disclosures

The following table summarizes sales by category for each reportable segment for the years ended September 30:

	Sales by category
	Quick Lubes			Core North America			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Lubricants	84%	85%	84%	86%	85%	86%	88%	89%	89%
Antifreeze	1%	1%	1%	9%	8%	7%	5%	5%	6%
Filters	8%	8%	8%	1%	3%	3%	1%	3%	1%
Chemicals and other	2%	2%	2%	4%	4%	4%	6%	3%	4%
Franchise	5%	4%	5%	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

Sales and net property, plant and equipment are attributed to the geographic area or country to which product is delivered and the assets physically reside, respectively. The following table presents sales and net property, plant and equipment by geographic area for Valvoline for the years ended and as of September 30:

	Sales from external customers			Property, plant and equipment, net
(In millions)	2019	2018	2017	2019	2018
United States	$1,766	$1,652	$1,504	$431	$384
International	624	633	580	67	36
Total	$2,390	$2,285	$2,084	$498	$420

Sales by geography expressed as a percentage of total consolidated sales were as follows:

	For the years ended September 30
Sales by geography	2019	2018	2017
North America (a)	76%	74%	74%
EMEA	8%	8%	7%
Asia Pacific	12%	13%	14%
Latin America (a)	4%	5%	5%
Total	100%	100%	100%

(a)Valvoline includes the United States and Canada in its North American region. Mexico is included within the Latin America region.

NOTE 22 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents quarterly financial information and per share data:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In millions, except per share amounts)	2019	2018	2019	2018	2019	2018	2019	2018
Sales	$557	$545	$591	$569	$613	$577	$629	$594
Gross profit (a)	$183	$195	$203	$207	$207	$201	$217	$203
Operating income (b)	$87	$88	$96	$100	$102	$102	$113	$105
Income before income taxes (b) (c)	$72	$84	$80	$94	$85	$97	$28	$57
Net income (loss) (d)	$53	$(10)	$63	$67	$65	$64	$27	$45
Net income (loss) per common share (e)
Basic	$0.28	$(0.05)	$0.33	$0.33	$0.34	$0.33	$0.14	$0.23
Diluted	$0.28	$(0.05)	$0.33	$0.33	$0.34	$0.33	$0.14	$0.23

(a)Gross profit included business interruption expenses recorded in Cost of sales of $1 million in the second fiscal quarter of 2019 and $5 million in the third fiscal quarter of 2019.
(b)Operating and pre-tax income included restructuring expenses recorded in Selling, general and administrative expenses of $8 million in the second quarter of 2019, $4 million in the third fiscal quarter of 2019 and $2 million in the fourth fiscal quarter of 2019. Also included in operating and pre-tax income are Legacy and separation-related expenses, net of $3 million in the second fiscal quarter of 2019, $9 million in the first fiscal quarter of 2018, $8 million in the second fiscal quarter of 2018, and $3 million of income in the third fiscal quarter of 2018. Acquisition and divestiture-related gains and losses also recognized in operating and pre-tax income were a gain of $4 million in the fourth fiscal quarter of 2019 recorded in Equity and other income, net, and losses of $2 million and $1 million in the third and fourth fiscal quarters of 2018, respectively, recorded in Selling, general and administrative expenses.
(c)Income before income taxes includes pension other postretirement plan remeasurement losses of $69 million and $38 million in the fourth fiscal quarters of 2019 and 2018, respectively.
(d)Net income includes $2 million of income tax benefit recognized in the second fiscal quarter of 2019 related to Kentucky tax reform. Net (loss) income for fiscal 2018 includes additional income tax expense related to U.S. and Kentucky tax reform enacted during the year of $71 million in the first quarter of fiscal 2018, $2 million in the second fiscal quarter of 2018, $3 million in the third fiscal quarter of 2018, and $2 million in the fourth fiscal quarter of 2018.
(e)Net income (loss) per share in each quarter is computed using the weighted average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income (loss) per share will not necessarily equal the full-year net income per share.

NOTE 23 – GUARANTOR FINANCIAL INFORMATION

The Senior Notes are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the Senior Notes. Under the terms of the indentures, Valvoline Inc. and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes. Refer to Note 12 for additional information.

The Guarantor Subsidiaries are subject to release in certain circumstances, including (i) the sale of all of the capital stock of the subsidiary, (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the indenture governing the Senior Notes; or (iii) the release of the subsidiary as a guarantor from the Company’s 2019 Credit Agreement described further in Note 12.

In connection with the registered exchange offers for the Senior Notes completed in December 2017, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (“Rule 3-10”), and has therefore included the accompanying condensed consolidating financial statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following tables should be read in conjunction with the consolidated financial statements herein and present, on a consolidating basis, the statements of comprehensive income; balance sheets; and statements of cash flows for the parent issuer of these Senior Notes, the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the Company’s consolidated results. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Company has accounted for its investments in its subsidiaries under the equity method.

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

Condensed Consolidating Statements of Comprehensive Income
For the year ended September 30, 2019
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,896	$557	$(63)	$2,390
Cost of sales	—	1,241	402	(63)	1,580
Gross profit	—	655	155	—	810

Selling, general and administrative expenses	10	348	91	—	449
Net legacy and separation-related expenses	2	1	—	—	3
Equity and other (income) expenses, net	—	(57)	17	—	(40)
Operating (loss) income	(12)	363	47	—	398
Net pension and other postretirement plan expense	—	57	3	—	60
Net interest and other financing expenses	63	7	3	—	73
(Loss) income before income taxes	(75)	299	41	—	265
Income tax (benefit) expense	(31)	77	11	—	57
Equity in net income of subsidiaries	(252)	(30)	—	282	—
Net income	$208	$252	$30	$(282)	$208

Total comprehensive income	$187	$231	$18	$(249)	$187

Condensed Consolidating Statements of Comprehensive Income
For the year ended September 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,782	$558	$(55)	$2,285
Cost of sales	—	1,132	402	(55)	1,479
Gross profit	—	650	156	—	806

Selling, general and administrative expenses	11	327	92	—	430
Net legacy and separation-related expenses	8	6	—	—	14
Equity and other (income) expenses, net	—	(50)	17	—	(33)
Operating (loss) income	(19)	367	47	—	395
Net pension and other postretirement plan expense (income)	—	1	(1)	—	—
Net interest and other financing expenses	53	6	4	—	63
(Loss) income before income taxes	(72)	360	44	—	332
Income tax expense	14	140	12	—	166
Equity in net income of subsidiaries	(252)	(32)	—	284	—
Net income	$166	$252	$32	$(284)	$166

Total comprehensive income	$147	$234	$25	$(259)	$147

Condensed Consolidating Statements of Comprehensive Income
For the year ended September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,618	$523	$(57)	$2,084
Cost of sales	—	986	379	(57)	1,308
Gross profit	—	632	144	—	776

Selling, general and administrative expenses	9	296	91	—	396
Net legacy and separation-related expenses	(15)	26	—	—	11
Equity and other (income) expenses, net	—	(37)	12	—	(25)
Operating income	6	347	41	—	394
Net pension and other postretirement plan income	—	(134)	(4)	—	(138)
Net interest and other financing expenses	36	4	2	—	42
(Loss) income before income taxes	(30)	477	43	—	490
Income tax (benefit) expense	(3)	178	11	—	186
Equity in net income of subsidiaries	(331)	(32)	—	363	—
Net income	$304	$331	$32	$(363)	$304

Total comprehensive income	$303	$330	$43	$373	$303

Condensed Consolidating Balance Sheets
As of September 30, 2019
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$59	$100	$—	$159
Accounts receivable, net	—	181	338	(118)	401
Inventories, net	—	110	84	—	194
Prepaid expenses and other current assets	—	35	8	—	43
Total current assets	—	385	530	(118)	797
Noncurrent assets
Property, plant and equipment, net	—	431	67	—	498
Goodwill and intangibles, net	—	423	81	—	504
Equity method investments	—	34	—	—	34
Investment in subsidiaries	1,157	546	—	(1,703)	—
Deferred income taxes	48	61	14	—	123
Other noncurrent assets	3	96	9	—	108
Total noncurrent assets	1,208	1,591	171	(1,703)	1,267
Total assets	$1,208	$1,976	$701	$(1,821)	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$15	$—	$—	$—	$15
Trade and other payables	80	127	82	(118)	171
Accrued expenses and other liabilities	9	175	53	—	237
Total current liabilities	104	302	135	(118)	423
Noncurrent liabilities
Long-term debt	1,326	1	—	—	1,327
Employee benefit obligations	—	369	18	—	387
Other noncurrent liabilities	36	147	2	—	185
Total noncurrent liabilities	1,362	517	20	—	1,899
Commitments and contingencies
Stockholders’ (deficit) equity	(258)	1,157	546	(1,703)	(258)
Total liabilities and stockholders’ deficit / equity	$1,208	$1,976	$701	$(1,821)	$2,064

Condensed Consolidating Balance Sheets
As of September 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$20	$76	$—	$96
Accounts receivable, net	—	48	480	(119)	409
Inventories, net	—	95	81	—	176
Prepaid expenses and other current assets	1	38	5	—	44
Total current assets	1	201	642	(119)	725
Noncurrent assets
Property, plant and equipment, net	—	384	36	—	420
Goodwill and intangibles, net	—	396	52	—	448
Equity method investments	—	31	—	—	31
Investment in subsidiaries	801	509	—	(1,310)	—
Deferred income taxes	62	63	13	—	138
Other noncurrent assets	2	85	5	—	92
Total noncurrent assets	865	1,468	106	(1,310)	1,129
Total assets	$866	$1,669	$748	$(1,429)	$1,854

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$30	$—	$—	$—	$30
Trade and other payables	3	241	53	(119)	178
Accrued expenses and other liabilities	7	168	28	—	203
Total current liabilities	40	409	81	(119)	411
Noncurrent liabilities
Long-term debt	1,151	1	140	—	1,292
Employee benefit obligations	—	317	16	—	333
Other noncurrent liabilities	33	141	2	—	176
Total noncurrent liabilities	1,184	459	158	—	1,801
Commitments and contingencies
Stockholders’ (deficit) equity	(358)	801	509	(1,310)	(358)
Total liabilities and stockholders’ deficit / equity	$866	$1,669	$748	$(1,429)	$1,854

Condensed Consolidating Statements of Cash Flows
For the year ended September 30, 2019
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(73)	$166	$232	$—	$325
Cash flows from investing activities
Additions to property, plant and equipment	—	(90)	(18)	—	(108)
Acquisitions, net of cash acquired	—	(34)	(44)	—	(78)
Other investing activities, net	—	—	(2)	—	(2)
Cash flows used in investing activities	—	(124)	(64)	—	(188)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	666	—	84	—	750
Repayments on borrowings	(510)	—	(224)	—	(734)
Purchase of additional ownership in subsidiary	—	—	(1)	—	(1)
Cash dividends paid	(80)	—	—	—	(80)
Other financing activities	(3)	(3)	—	—	(6)
Cash flows provided by (used in) financing activities	73	(3)	(141)	—	(71)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(3)	—	(3)
Increase in cash, cash equivalents, and restricted cash	—	39	24	—	63
Cash, cash equivalents, and restricted cash - beginning of year	—	20	76	—	96
Cash, cash equivalents, and restricted cash - end of year	$—	$59	$100	$—	$159

Condensed Consolidating Statements of Cash Flows
For the year ended September 30, 2018
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(57)	$390	$(13)	$—	$320
Cash flows from investing activities
Additions to property, plant and equipment	—	(88)	(5)	—	(93)
Acquisitions, net of cash acquired	—	(72)	(53)	—	(125)
Other investing activities, net	—	5	—	—	5
Return of advance from subsidiary	312	—	—	(312)	—
Cash flows provided by (used in) investing activities	312	(155)	(58)	(312)	(213)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	203	—	101	—	304
Repayments on borrowings	(72)	—	(36)	—	(108)
Repurchases of common stock	(325)	—	—	—	(325)
Purchase of additional ownership in subsidiary	—	—	(15)	—	(15)
Cash dividends paid	(58)	—	—	—	(58)
Other financing activities	(3)	(2)	(2)	—	(7)
Other intercompany activity, net	—	(312)	—	312	—
Cash flows (used in) provided by financing activities	(255)	(314)	48	312	(209)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(3)	—	(3)
Decrease in cash, cash equivalents and restricted cash	—	(79)	(26)	—	(105)
Cash, cash equivalents, and restricted cash - beginning of year	—	99	102	—	201
Cash, cash equivalents, and restricted cash - end of year	$—	$20	$76	$—	$96

Condensed Consolidating Statements of Cash Flows
For the year ended September 30, 2017
(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$97	$(180)	$(47)	$—	$(130)
Cash flows from investing activities
Additions to property, plant and equipment	—	(64)	(4)	—	(68)
Acquisitions, net of cash acquired	—	(68)	—	—	(68)
Other investing activities, net	—	1	—	—	1
Advance to subsidiary	(312)	—	—	312	—
Cash flows used in investing activities	(312)	(131)	(4)	312	(135)
Cash flows from financing activities
Net transfers from Ashland	5	—	—	—	5
Proceeds from borrowings, net of issuance costs	395	—	75	—	470
Repayments on borrowings	(90)	—	—	—	(90)
Repurchases of common stock	(50)	—	—	—	(50)
Cash dividends paid	(40)	—	—	—	(40)
Other intercompany activity, net	(5)	317	—	(312)	—
Cash flows provided by financing activities	215	317	75	(312)	295
Effect of currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Increase in cash, cash equivalents, and restricted cash	—	6	23	—	29
Cash, cash equivalents, and restricted cash - beginning of year	—	93	79	—	172
Cash, cash equivalents, and restricted cash - end of year	$—	$99	$102	$—	$201

NOTE 24 – SUBSEQUENT EVENTS

Dividend declared
On November 14, 2019 the Company’s Board of Directors approved a quarterly cash dividend of $0.113 per share of common stock. The dividend is payable December 16, 2019 to shareholders of record on November 29, 2019.

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

Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019 based on those criteria. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Valvoline’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019, which appears herein.

Changes in internal control
During the fourth fiscal quarter ended September 30, 2019, management implemented new internal controls in order to facilitate adoption of the new lease accounting standard on October 1, 2019. There were no other changes in Valvoline’s internal control over financial reporting during the fourth fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Valvoline Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Valvoline Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 22, 2019, expressed an unqualified opinion thereon.

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
November 22, 2019

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of Valvoline’s executive officers and related information appears under the caption “Executive Officers of Valvoline” in Part I, Item 1 of this Annual Report on Form 10-K. The other information required by this item will be included under the captions, “Proposal One - Election of Directors,” “Corporate Governance - Overview of Governance Principles,” “Corporate Governance - Shareholder Recommendations for and Nominations of Directors,” “Audit Committee Report,” and “Corporate Governance - Delinquent Section 16(a) Reports” in Valvoline’s Proxy Statement for its 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”), which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Compensation of Directors,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The Board’s Role in Risk Oversight,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2019,” “Outstanding Equity Awards at Fiscal 2019 Year End,” “Option Exercises and Stock Vested for Fiscal 2019,” “Pension Benefits for Fiscal 2019,” “Non-Qualified Deferred Compensation for Fiscal 2019,” “Potential Payments Upon Termination or Change in Control for Fiscal 2019 Table,” “CEO Pay Ratio,” and “Report of the Compensation Committee” in Valvoline’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Stock Ownership Information” and “Equity Compensation Plan Information” in Valvoline’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance - Valvoline’s Board of Directors - Independence,” and “Corporate Governance - Related Person Transaction Policy” in Valvoline’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the captions “Audit Committee Matters” and “Proposal Two - Ratification of Independent Registered Public Accounting Firm” in Valvoline’s 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this Report
(1) Financial statements
The consolidated financial statements of Valvoline filed as part of this Annual Report on Form 10-K are included under Part II, Item 8.
Separate financial statements of unconsolidated affiliates are omitted because none of these companies constitute significant subsidiaries using the 20% tests when considered individually. Summarized financial information for all unconsolidated affiliates is disclosed in Note 6 of the Notes to Consolidated Financial Statements.
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

4.5*	-	Description of Securities.

The following Exhibits 10.1 through 10.21 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulations S-K.

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

10.3	-	2016 Valvoline Inc. Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on February 5, 2019.

10.4	-	Valvoline Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on February 5, 2018).

10.5	-
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

10.10	-	Valvoline Inc. Nonqualified Defined Contribution Plan (incorporated by reference to Exhibit 10.4 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.11	-	Ashland Inc. Nonqualified Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.12 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.12	-
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

10.15	-	Amendment to Ashland SERP, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.16 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.16	-	Amendment to Ashland SERP, effective as of September 1, 2016 (incorporated by reference to Exhibit 10.17 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.17	-	Amendment to Ashland SERP, effective as of September 30, 2016 (incorporated by reference to Exhibit 10.8 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.18	-	Form of CEO Change in Control Agreement (incorporated by reference to Exhibit 10.1 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.19	-	Form of Executive Officer Change in Control Agreement (incorporated by reference to Exhibit 10.2 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.20	-	Valvoline Change in Control Severance Plan (incorporated by reference to Exhibit 10.3 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.21	-	Valvoline Severance Pay Plan (incorporated by reference to Exhibit 10.4 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.22	-
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

10.23	-
Amendment No. 1, dated as of September 21, 2016, to Valvoline Credit Agreement (incorporated by reference to Exhibit 10.11 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.24	-
Amendment and Restatement Agreement, dated as of April 12, 2019, among Valvoline Inc. ("Valvoline"), as the Borrower, the subsidiaries of Valvoline party thereto, The Bank of Nova Scotia, as Administrative Agent, and the Lenders party thereto (including Exhibit A - Amended and Restated Credit Agreement, dated as of April 12, 2019, among Valvoline, the Administrative Agent, Citibank N.A., as Syndication Agent, and the other Lenders party thereto) (incorporated by reference to Exhibit 10.1 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on May 2, 2019).

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

10.27	-
Sale Agreement, dated as of November 29, 2016, by and between Valvoline LLC and LEX Capital LLC (incorporated by reference to Exhibit 10.2 to Valvoline Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016).

10.28	-
Parent Undertaking, dated as of November 29, 2016, by Valvoline Inc. in favor of PNC Bank National Association and the Secured Parties. (incorporated by reference to Exhibit 10.3 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016.

10.29	-
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

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema Document.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

VALVOLINE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2019, 2018 and 2017
(In millions)
(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at beginning of period	Charged to expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
Year ended September 30, 2019	$7	$—	$—	$(1)	$6
Year ended September 30, 2018	$5	$2	$1	$(1)	$7
Year ended September 30, 2017	$5	$1	$—	$(1)	$5
Inventory excess and obsolete reserves
Year ended September 30, 2019	$3	$—	$—	$—	$3
Year ended September 30, 2018	$3	$—	$—	$—	$3
Year ended September 30, 2017	$2	$1	$—	$—	$3
Deferred tax asset valuation allowance
Year ended September 30, 2019	$7	$—	$—	$(5)	$2
Year ended September 30, 2018	$8	$—	$—	$(1)	$7
Year ended September 30, 2017	$12	$—	$—	$(4)	$8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer
Date: November 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 22, 2019.

Signatures	Capacity
/s/ Samuel J. Mitchell, Jr.	Chief Executive Officer and Director
Samuel J. Mitchell, Jr.	(Principal Executive Officer)

/s/ Mary E. Meixelsperger	Chief Financial Officer
Mary E. Meixelsperger	(Principal Financial Officer)

/s/ Michael S. Ryan	Controller and Chief Accounting Officer
Michael S. Ryan	(Principal Accounting Officer)

*	Chairman of the Board and Director
Stephen F. Kirk
*	Director
Richard J. Freeland
*	Director
Carol H. Kruse
*	Director
Stephen E. Macadam
*	Director
Vada O. Manager
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	November 22, 2019