Form 10-Q
period 2019-12-31
VALVOLINE INC
filed 2020-02-04
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☑
At January 31, 2020, there were 188,448,171 shares of the registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions, except per share data - unaudited)	2019	2018
Sales	$607	$557
Cost of sales	396	374
Gross profit	211	183

Selling, general and administrative expenses	117	105
Net legacy and separation-related income	(1)	—
Equity and other income, net	(9)	(9)
Operating income	104	87
Net pension and other postretirement plan income	(9)	(2)
Net interest and other financing expenses	16	17
Income before income taxes	97	72
Income tax expense	24	19
Net income	$73	$53

NET INCOME PER SHARE
Basic	$0.39	$0.28
Diluted	$0.39	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	189	188
Diluted	189	189

COMPREHENSIVE INCOME
Net income	$73	$53
Other comprehensive income (loss), net of tax
Currency translation adjustments	8	(4)
Amortization of pension and other postretirement plan prior service credit	(2)	(2)
Other comprehensive income (loss)	6	(6)
Comprehensive income	$79	$47

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2019	September 30 2019
Assets
Current assets
Cash and cash equivalents	$162	$159
Accounts receivable, net	395	401
Inventories, net	194	194
Prepaid expenses and other current assets	43	43
Total current assets	794	797
Noncurrent assets
Property, plant and equipment, net	479	498
Operating lease assets	253	—
Goodwill and intangibles, net	507	504
Equity method investments	39	34
Deferred income taxes	116	123
Other noncurrent assets	109	108
Total noncurrent assets	1,503	1,267
Total assets	$2,297	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$22	$15
Trade and other payables	153	171
Accrued expenses and other liabilities	246	237
Total current liabilities	421	423
Noncurrent liabilities
Long-term debt	1,320	1,327
Employee benefit obligations	376	387
Operating lease liabilities	224	—
Other noncurrent liabilities	152	185
Total noncurrent liabilities	2,072	1,899
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 188 shares issued and outstanding at December 31, 2019 and September 30, 2019	2	2
Paid-in capital	16	13
Retained deficit	(231)	(284)
Accumulated other comprehensive income	17	11
Total stockholders’ deficit	(196)	(258)
Total liabilities and stockholders’ deficit	$2,297	$2,064

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Three months ended December 31, 2019
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$(258)
Net income	—	—	—	73	—	73
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Cumulative effect of adoption of new leasing standard, net of tax	—	—	—	1	—	1
Currency translation adjustments	—	—	—	—	8	8
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2019	188	$2	$16	$(231)	$17	$(196)

	Three months ended December 31, 2018
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2018	188	$2	$7	$(399)	$32	$(358)
Net income	—	—	—	53	—	53
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	(13)
Currency translation adjustments	—	—	—	—	(4)	(4)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2018	188	$2	$8	$(379)	$26	$(343)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2019	2018
Cash flows from operating activities
Net income	$73	$53
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	16	14
Equity income from unconsolidated affiliates, net of distributions	(2)	—
Pension contributions	(4)	(2)
Stock-based compensation expense	4	3
Other, net	2	—
Change in assets and liabilities
Accounts receivable	7	43
Inventories	4	(13)
Payables and accrued liabilities	(47)	(19)
Other assets and liabilities	6	6
Total cash provided by operating activities	59	85
Cash flows from investing activities
Additions to property, plant and equipment	(28)	(27)
Acquisitions, net of cash acquired	(6)	(30)
Other investing activities, net	(1)	1
Total cash used in investing activities	(35)	(56)
Cash flows from financing activities
Proceeds from borrowings	—	100
Repayments on borrowings	—	(101)
Cash dividends paid	(21)	(20)
Other financing activities	(2)	(4)
Total cash used in financing activities	(23)	(25)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	3	(1)
Increase in cash, cash equivalents, and restricted cash	4	3
Cash, cash equivalents, and restricted cash - beginning of period	159	96
Cash, cash equivalents, and restricted cash - end of period	$163	$99

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Recently adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance, which outlined a comprehensive lease accounting model that requires lessees to recognize a right-of-use asset and a corresponding lease liability on the balance sheet and superseded previous lease accounting guidance. Valvoline adopted this new lease accounting guidance on October 1, 2019 using the optional transition approach. Under this approach, the new lease accounting guidance has been applied prospectively from the date of adoption, while prior period financial statements continue to be reported in accordance with the previous guidance. Lease expense is recognized similar to prior accounting guidance with operating leases resulting in straight-line expense and finance leases resulting in accelerated expense recognition similar to the prior accounting for capital leases. The accounting for lessor arrangements is not significantly changed by the new guidance.

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

As a result of adoption, the Company recognized operating lease assets and liabilities inclusive of a reclassified build-to-suit arrangement, derecognized assets and liabilities related to the build-to-suit arrangement, and carried forward existing capital leases as finance lease assets and liabilities. This resulted in a material impact on the Condensed Consolidated Balance Sheet and the recognition of total incremental lease assets, inclusive of prepaid lease balances and deferred rent liabilities, of $219 million and incremental lease liabilities of $214 million, with an immaterial cumulative effect adjustment to reduce Retained deficit as a result of the build-to-suit lease transition requirements. The impact of adoption was not material to the Condensed Consolidated Statements of Comprehensive Income, Cash Flows, or Stockholders’ Deficit, and did not impact the Company's compliance with any of its existing debt covenants. Refer to Note 2 for additional information regarding Valvoline's adoption of this new guidance.

Issued but not yet adopted

In June 2016, the FASB issued updated guidance that introduces a forward-looking approach based on expected losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments including trade and other receivables. The new guidance will require entities to incorporate historical, current, and forecasted information into their estimates of expected credit losses. This guidance also includes expanded disclosure requirements and will become effective for Valvoline on October 1, 2020. The Company is evaluating the effect of adopting this new accounting guidance, including changes to its related processes, and does not currently expect adoption will have a material impact on its Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Comprehensive Income.

The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on Valvoline’s condensed consolidated financial statements, and therefore, is not described above.

NOTE 2 - LEASING

As described in Note 1, Valvoline adopted new lease accounting guidance effective October 1, 2019 and changed its policy for lease accounting prospectively for lease agreements entered into or reassessed from the date of adoption as described herein.

Lessee arrangements

Certain of the properties Valvoline utilizes, including quick-lube service center stores, offices, blending and warehouse facilities, in addition to certain equipment, are leased. Valvoline determines if an arrangement contains a lease at inception primarily based on whether or not the Company has the right to control the asset during the contract period. For all agreements where it is determined that a lease exists, including those with an initial term of 12 months or less, the related lease assets and liabilities are recognized on the Condensed Consolidated Balance Sheet as either operating or finance leases at the commencement date. The lease liability is measured at the present value of future lease payments over the lease term, and the right-of-use asset is measured at the lease liability amount, adjusted for prepaid lease payments, lease incentives and the lessee’s initial direct costs (e.g., commissions). The lease term includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

Fixed payments, including variable payments based on a rate or index, are included in the determination of the lease liability, while other variable payments are recognized in the the Condensed Consolidated Statements of Comprehensive Income in the period in which the obligation for those payments is incurred. Many leases contain lease components requiring rental payments and other components that require payment for taxes, insurance, operating expenses and maintenance. In instances where these other components are fixed, they are included in the measurement of the lease liability due to Valvoline's election to combine lease and non-lease components. Otherwise, these other components are expensed as incurred and comprise the majority of Valvoline's variable lease costs.

As most leases do not provide the rate implicit in the lease, the Company estimates its incremental borrowing rate to best approximate the rate of interest that Valvoline would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Valvoline applies the incremental borrowing rate to groups of leases with similar lease terms in determining the present value of future payments. In determining the incremental borrowing rate, the Company considers information available at commencement date, including lease term, interest rate yields for specific interest rate environments and the Company's credit spread.

The following table presents the Company's lease balances:

(In millions)	Location in Condensed Consolidated Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$253
Finance lease assets	Property, plant and equipment, net	29
Amortization of finance lease assets	Property, plant and equipment, net	(7)
Total leased assets		$275

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$30
Finance lease liabilities	Accrued expenses and other liabilities	1
Noncurrent:
Operating lease liabilities	Operating lease liabilities	224
Finance lease liabilities	Other noncurrent liabilities	24
Total lease liabilities		$279

The following table presents the components of total lease costs:

(In millions)	Location in Condensed Consolidated Statement of Comprehensive Income	Three months ended December 31, 2019
Operating lease cost	Cost of sales and Selling, general and administrative expenses (a)	$11
Finance lease costs
Amortization of lease assets	Cost of sales (a)	—
Interest on lease liabilities	Net interest and other financing expenses	1
Variable lease cost	Cost of sales and Selling, general and administrative expenses (a)	1
Sublease income	Equity and other income, net	(1)
Total lease cost		$12

(a) Supply chain and retail-related amounts are included in Cost of sales.

Other information related to the Company's leases follows:

(In millions)	Three months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$10
Operating cash flows from finance leases	$1
Financing cash flow from finance leases	$—
Lease assets obtained in exchange for lease obligations:
Operating leases	$15
Finance leases	$—

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded on the Condensed Consolidated Balance Sheet as of December 31, 2019:

(In millions)	Operating leases	Finance leases
Remainder of 2020	$30	$3
2021	37	4
2022	35	3
2023	31	4
2024	28	4
Thereafter	154	26
Total future lease payments	315	44
Imputed interest	61	19
Present value of lease liabilities	$254	$25

As of December 31, 2019, Valvoline has additional leases primarily related to its quick lube service center stores that have not yet commenced with approximately $45 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence in fiscal 2020 and generally have lease terms of 15 years.

In accordance with the previous lease accounting guidance, Valvoline's lease arrangements were previously classified as either capital, operating, or financing obligations. Previously classified capital leases are now considered finance leases under the new lease accounting guidance, while previous financing obligations have been derecognized and reclassified as operating leases. The classification of operating leases remains substantially unchanged under the new lease accounting guidance.

The future minimum lease payments by fiscal year as determined prior to the adoption of the new lease accounting guidance under the previously designated capital, financing and operating leases as of the fiscal year ended September 30, 2019, were as follows:

(In millions)	Operating leases	Capital leases and financing obligations
2020	$36	$6
2021	32	7
2022	29	7
2023	27	7
2024	23	7
Thereafter	120	50
Total future lease payments (a)	$267	84
Imputed interest		29
Present value of lease liabilities		$55

(a) Future lease payments do not include fixed payments for executory costs, such as taxes, insurance, maintenance and operating expenses.

The following table presents the weighted average remaining lease term and interest rate as of December 31, 2019:

Weighted average remaining lease term (in years):
Operating leases	10.0
Finance leases	10.7
Weighted average discount rate:
Operating leases	4.13%
Finance leases	11.57%

Lessor arrangements

Valvoline is the lessor in arrangements to sublease and lease certain properties and equipment. Activity associated with these leases is not material.

NOTE 3 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

(In millions)	Fair Value Hierarchy	December 31 2019	September 30 2019
Cash and cash equivalents
Money market funds	Level 1	$1	$—
Time deposits	Level 2	62	59
Prepaid expenses and other current assets
Currency derivatives (a)	Level 2	1	—
Other noncurrent assets
Non-qualified trust funds	Level 1	20	20
Total assets at fair value		$84	$79

Accrued expenses and other liabilities
Currency derivatives (a)	Level 2	$1	$—
Total liabilities at fair value		$1	$—

(a) The Company had outstanding contracts with notional values of $128 million and $111 million as of December 31, 2019 and September 30, 2019, respectively.

There were no material gains or losses recognized in earnings during the three months ended December 31, 2019 or 2018 related to these assets and liabilities.

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

	December 31, 2019			September 30, 2019
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$389	$371	$(4)	$390	$371	$(4)
2025 Notes	416	396	(4)	407	395	(5)
Total	$805	$767	$(8)	$797	$766	$(9)

Refer to Note 7 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

Quick Lubes store acquisitions

During the three months ended December 31, 2019, the Company acquired nine service center stores in single and multi-store transactions, including two former franchise service center stores, for a total of $6 million. During the three months ended December 31, 2018, the Company acquired 35 service center stores for a total of $30 million.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the three months ended December 31:

(In millions)	2019	2018
Property, plant and equipment	$—	$1
Goodwill	5	21
Intangible assets (a)
Reacquired franchise rights	1	4
Customer relationships	—	3
Trademarks and trade names	—	1
Net assets acquired	$6	$30

(a) Intangible assets acquired during the three months ended December 31, 2019 have a weighted average amortization period of 6 years.

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

Dispositions

During the first fiscal quarter of 2020, the Company sold six service center stores to a franchisee within the Quick Lubes reportable segment. Valvoline received proceeds of approximately $3 million, with no material gain or loss recognized.

NOTE 5 - INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the three months ended December 31, 2019:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2019	$301	$89	$40	$430
Acquisitions (a)	5	—	—	5
Currency translation	1	—	—	1
Dispositions (a)	(3)	—	—	(3)
Balance at December 31, 2019	$304	$89	$40	$433

(a) Refer to Note 4 for details regarding acquisitions and dispositions completed during the three months ended December 31, 2019.

NOTE 6 - RESTRUCTURING ACTIVITIES

During the second fiscal quarter of 2019, Valvoline outlined a broad-based restructuring and cost-savings program to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Part of this program includes employee separation actions, which were generally completed during 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

Since program inception, Valvoline has recognized cumulative costs of $13 million, including $1 million during the three months ended December 31, 2019. These costs are for employee termination benefits, which include severance and other benefits provided to employees pursuant to the restructuring program. These expenses were recognized in Selling, general and administrative expenses within the Condensed Consolidated Statement of Comprehensive Income. The Company does not expect to incur material remaining costs from these actions.

The results by segment, as disclosed in Note 12, do not include these restructuring expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses are included in Unallocated and other.

The following table presents the expenses recognized related to employee termination benefits during the three months ended December 31, 2019 and the estimated remaining liability, which is included in the Condensed Consolidated Balance Sheet within Accrued expenses and other liabilities:

(In millions)	Employee Termination Benefits
Balance at September 30, 2019	$9
Expenses recognized during the period	1
Payments	(2)
Balance at December 31, 2019	$8

NOTE 7 - DEBT

The following table summarizes Valvoline’s total debt:

(In millions)	December 31 2019	September 30 2019
2025 Notes	$400	$400
2024 Notes	375	375
Term Loan	575	575
Other (a)	(8)	(8)
Total debt	$1,342	$1,342
Current portion of long-term debt	22	15
Long-term debt	$1,320	$1,327

(a) As of December 31, 2019 and September 30, 2019, other included debt issuance costs and discounts of $9 million and debt primarily acquired through acquisitions of $1 million.

Senior Notes

The Company’s outstanding fixed rate senior notes consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes”) and 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375 million issued in July 2016 (the “2024 Notes” and together with the 2025 Notes, the “Senior Notes”).

Senior Credit Agreement

As of December 31 and September 30, 2019, the term loan facility (“Term Loan”) under the senior credit agreement (“Senior Credit Agreement”) had an outstanding principal balance of $575 million.

As of December 31 and September 30, 2019, there were no amounts outstanding under the $475 million revolving credit facility (“Revolver”) under the Senior Credit Agreement. There was no net borrowing activity under the Revolver during the three months ended December 31, 2019. As of December 31, 2019, the total borrowing capacity remaining under the Revolver was $466 million due to a reduction of $9 million for letters of credit outstanding.

As of December 31, 2019, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility

As of December 31 and September 30, 2019, there were no amounts outstanding under the $175 million trade receivables securitization facility (the “Trade Receivables Facility”). During the three months ended December 31, 2019, Valvoline had no net borrowing activity under the Trade Receivables Facility.

Based on the availability of eligible receivables, the total borrowing capacity of the Trade Receivables Facility as of December 31, 2019 was $130 million. The financing subsidiary owned $220 million and $259 million of outstanding accounts receivable as of December 31 and September 30, 2019, respectively, which are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

NOTE 8 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended December 31
(In millions)	2019	2018
Income tax expense	$24	$19
Effective tax rate percentage	24.7%	26.4%

The increase in income tax expense over the prior year was principally driven by higher pre-tax earnings, and the lower effective tax rate is attributed to the current year benefit from favorable discrete items compared to unfavorable discrete items in the prior year.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

			Other postretirement benefits
	Pension benefits
(In millions)	2019	2018	2019	2018
Three months ended December 31
Service cost	$1	$—	$—	$—
Interest cost	16	20	—	1
Expected return on plan assets	(22)	(20)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit income	$(5)	$—	$(3)	$(2)

NOTE 10 – LITIGATION, CLAIMS AND CONTINGENCIES

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company establishes liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable. Where appropriate, the Company has recorded liabilities with respect to these matters, which were not material for the periods presented as reflected in the condensed consolidated financial statements herein. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. In addition, Valvoline discloses matters for which management believes a material loss is at least reasonably possible.

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

NOTE 11 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended
	December 31
(In millions, except per share data)	2019	2018
Numerator
Net income	$73	$53
Denominator
Weighted average common shares outstanding	189	188
Effect of potentially dilutive securities (a)	—	1
Weighted average diluted shares outstanding	189	189

Earnings per share
Basic	$0.39	$0.28
Diluted	$0.39	$0.28

(a) Approximately 1 million and 2 million outstanding securities, primarily stock appreciation rights, were not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended December 31, 2019 and 2018, respectively.

NOTE 12 - REPORTABLE SEGMENT INFORMATION

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

•International - sells engine and automotive maintenance products in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

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

Segment financial results

The following table presents sales and operating income for each reportable segment:

	Three months ended
(In millions)	December 31
	2019	2018
Sales
Quick Lubes	$218	$189
Core North America	248	232
International	141	136
Consolidated sales	$607	$557

Operating income
Quick Lubes	$38	$38
Core North America	46	31
International	20	18
Total operating segments	104	87
Unallocated and other (a)	—	—
Consolidated operating income	$104	$87

(a) Unallocated and other includes net legacy and separation-related income and restructuring and related expenses.

Disaggregation of revenue

The following table summarizes sales by primary customer channel for the Company’s reportable segments:

	Three months ended
	December 31
(In millions)	2019	2018
Quick Lubes
Company-owned operations	$142	$124
Non-company owned operations	76	65
Total Quick Lubes	218	189

Core North America
Retail	137	116
Installer and other	111	116
Total Core North America	248	232

International	141	136

Consolidated sales	$607	$557

Sales by reportable segment disaggregated by geographic market follows:

	Three months ended December 31, 2019
(In millions)	Quick Lubes	Core North America	International	Totals
North America (a)	$218	$248	$—	$466
Europe, Middle East and Africa ("EMEA")	—	—	47	47
Asia Pacific	—	—	70	70
Latin America (a)	—	—	24	24
Totals	$218	$248	$141	$607

	Three months ended December 31, 2018
(In millions)	Quick Lubes	Core North America	International	Totals
North America (a)	$189	$232	$—	$421
Europe, Middle East and Africa ("EMEA")	—	—	44	44
Asia Pacific	—	—	67	67
Latin America (a)	—	—	25	25
Totals	$189	$232	$136	$557

(a)Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

NOTE 13 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows:

(In millions)	December 31 2019	September 30 2019	December 31 2018
Cash and cash equivalents	$162	$159	$99
Restricted cash (a)	1	—	—
Total cash, cash equivalents and restricted cash	$163	$159	$99

(a) Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts receivable

The following table summarizes Valvoline’s accounts receivable in the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2019	September 30 2019
Trade	$389	$392
Other	13	15
Accounts receivable, gross	402	407
Allowance for doubtful accounts	(7)	(6)
Total accounts receivable, net	$395	$401

During the three months ended December 31, 2019, Valvoline did not sell accounts receivable to a financial institution, while $28 million was sold during the three months ended December 31, 2018.

Inventories

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out ("LIFO") method.

The following table summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2019	September 30 2019
Finished products	$197	$203
Raw materials, supplies and work in process	37	32
Reserve for LIFO cost valuation	(40)	(41)
Total inventories, net	$194	$194

Revenue recognition

The following table disaggregates the Company’s sales by timing of revenue recognized:

	Three months ended December 31
(In millions)	2019	2018
Sales at a point in time	$596	$547
Franchised revenues transferred over time	11	10
Total consolidated sales	$607	$557

NOTE 14 - GUARANTOR FINANCIAL INFORMATION

The Senior Notes detailed in Note 7 are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined wholly-owned “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the Senior Notes.

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

Condensed Consolidating Statements of Comprehensive Income
For the three months ended December 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$480	$140	$(13)	$607
Cost of sales	—	309	100	(13)	396
Gross profit	—	171	40	—	211

Selling, general and administrative expenses	4	88	25	—	117
Net legacy and separation-related income	(1)	—	—	—	(1)
Equity and other (income) expenses, net	—	(13)	4	—	(9)
Operating (loss) income	(3)	96	11	—	104
Net pension and other postretirement plan income	—	(9)	—	—	(9)
Net interest and other financing expenses	15	1	—	—	16
(Loss) income before income taxes	(18)	104	11	—	97
Income tax (benefit) expense	(6)	27	3	—	24
Equity in net income of subsidiaries	(85)	(8)	—	93	—
Net income	$73	$85	$8	$(93)	$73

Total comprehensive income	$79	$89	$15	$(104)	$79

Condensed Consolidating Statements of Comprehensive Income
For the three months ended December 31, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$440	$132	$(15)	$557
Cost of sales	—	293	96	(15)	374
Gross profit	—	147	36	—	183

Selling, general and administrative expenses	3	81	21	—	105
Equity and other (income) expenses, net	—	(13)	4	—	(9)
Operating (loss) income	(3)	79	11	—	87
Net pension and other postretirement plan income	—	(2)	—	—	(2)
Net interest and other financing expenses	15	1	1	—	17
(Loss) income before income taxes	(18)	80	10	—	72
Income tax (benefit) expense	(5)	20	4	—	19
Equity in net income of subsidiaries	(66)	(6)	—	72	—
Net income	$53	$66	$6	$(72)	$53

Total comprehensive income	$47	$60	$2	$(62)	$47

Condensed Consolidating Balance Sheets
As of December 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$62	$100	$—	$162
Accounts receivable, net	—	245	300	(150)	395
Inventories, net	—	108	86	—	194
Prepaid expenses and other current assets	1	32	10	—	43
Total current assets	1	447	496	(150)	794
Noncurrent assets
Property, plant and equipment, net	—	407	72	—	479
Operating lease assets	—	211	42	—	253
Goodwill and intangibles, net	—	425	82	—	507
Equity method investments	—	39	—	—	39
Investment in subsidiaries	1,247	523	—	(1,770)	—
Deferred income taxes	55	47	14	—	116
Other noncurrent assets	3	97	9	—	109
Total noncurrent assets	1,305	1,749	219	(1,770)	1,503
Total assets	$1,306	$2,196	$715	$(1,920)	$2,297

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$22	$—	$—	$—	$22
Trade and other payables	109	96	98	(150)	153
Accrued expenses and other liabilities	18	182	46	—	246
Total current liabilities	149	278	144	(150)	421
Noncurrent liabilities
Long-term debt	1,319	1	—	—	1,320
Employee benefit obligations	—	359	17	—	376
Operating lease liabilities	—	195	29	—	224
Other noncurrent liabilities	34	116	2	—	152
Total noncurrent liabilities	1,353	671	48	—	2,072
Commitments and contingencies
Stockholders’ (deficit) equity	(196)	1,247	523	(1,770)	(196)
Total liabilities and stockholders’ deficit / equity	$1,306	$2,196	$715	$(1,920)	$2,297

Condensed Consolidating Balance Sheets
As of September 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$59	$100	$—	$159
Accounts receivable, net	—	181	338	(118)	401
Inventories, net	—	110	84	—	194
Prepaid expenses and other current assets	—	35	8	—	43
Total current assets	—	385	530	(118)	797
Noncurrent assets
Property, plant and equipment, net	—	431	67	—	498
Goodwill and intangibles, net	—	423	81	—	504
Equity method investments	—	34	—	—	34
Investment in subsidiaries	1,157	546	—	(1,703)	—
Deferred income taxes	48	61	14	—	123
Other noncurrent assets	3	96	9	—	108
Total noncurrent assets	1,208	1,591	171	(1,703)	1,267
Total assets	$1,208	$1,976	$701	$(1,821)	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$15	$—	$—	$—	$15
Trade and other payables	80	127	82	(118)	171
Accrued expenses and other liabilities	9	175	53	—	237
Total current liabilities	104	302	135	(118)	423
Noncurrent liabilities
Long-term debt	1,326	1	—	—	1,327
Employee benefit obligations	—	369	18	—	387
Other noncurrent liabilities	36	147	2	—	185
Total noncurrent liabilities	1,362	517	20	—	1,899
Commitments and contingencies
Stockholders’ (deficit) equity	(258)	1,157	546	(1,703)	(258)
Total liabilities and stockholders’ deficit / equity	$1,208	$1,976	$701	$(1,821)	$2,064

Condensed Consolidating Statements of Cash Flows
For the three months ended December 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$23	$31	$5	$—	$59
Cash flows from investing activities
Additions to property, plant and equipment	—	(21)	(7)	—	(28)
Acquisitions, net of cash acquired	—	(6)	—	—	(6)
Other investing activities, net	—	(1)	—	—	(1)
Cash flows used in investing activities	—	(28)	(7)	—	(35)
Cash flows from financing activities
Cash dividends paid	(21)	—	—	—	(21)
Other financing activities	(2)	—	—	—	(2)
Cash flows used in financing activities	(23)	—	—	—	(23)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	3	—	3
Increase in cash, cash equivalents, and restricted cash	—	3	1	—	4
Cash, cash equivalents, and restricted cash - beginning of year	—	59	100	—	159
Cash, cash equivalents, and restricted cash - end of period	$—	$62	$101	$—	$163

Condensed Consolidating Statements of Cash Flows
For the three months ended December 31, 2018

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$13	$29	$43	$—	$85
Cash flows from investing activities
Additions to property, plant and equipment	—	(20)	(7)	—	(27)
Acquisitions, net of cash acquired	—	(8)	(22)	—	(30)
Other investing activities, net	—	1	—	—	1
Cash flows used in investing activities	—	(27)	(29)	—	(56)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	57	—	43	—	100
Repayments on borrowings	(48)	—	(53)	—	(101)
Cash dividends paid	(20)	—	—	—	(20)
Other financing activities	(2)	(1)	(1)	—	(4)
Cash flows used in financing activities	(13)	(1)	(11)	—	(25)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(1)	—	(1)
Increase in cash, cash equivalents, and restricted cash	—	1	2	—	3
Cash, cash equivalents, and restricted cash - beginning of year	—	20	76	—	96
Cash, cash equivalents, and restricted cash - end of period	$—	$21	$78	$—	$99

NOTE 15 – SUBSEQUENT EVENTS

Trade Receivables Facility

On January 31, 2020, the Company amended the Trade Receivables Facility to extend the maturity date to November 19, 2021. The capacity available and other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under the amended facility.

Dividend declared

On January 29, 2020, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.113 per share of Valvoline common stock. The dividend is payable on March 16, 2020 to shareholders of record on February 28, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

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
In the United States and Canada, Valvoline’s products and services are sold through more than 1,400 franchised and company-owned quick-lube service center stores, to retailers with over 50,000 retail outlets, and to installer customers with over 15,000 locations. Valvoline also has a strong international presence with products sold in more than 140 countries.

Valvoline has three reportable segments: Quick Lubes, Core North America, and International, with certain corporate and non-operational items included in Unallocated and other to reconcile to consolidated results.

BUSINESS STRATEGY
To deliver on Valvoline’s key business and growth strategies in fiscal 2020, the Company is focused on:

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

FIRST FISCAL QUARTER 2020 OVERVIEW

The following were the significant events for the first fiscal quarter of 2020, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $73 million and diluted earnings per share of $0.39 in the three months ended December 31, 2019, increases of 38% and 39%, respectively, over the prior year quarter.

•Quick Lubes sales growth of 15% was driven by increased system-wide same store sales growth of 8.3% and the addition of 106 net new stores to the system compared to the prior year, while the costs associated with ramping up new stores, a temporary increase in labor costs and an increased allocation of shared corporate costs resulted in flat operating income year-over-year.

•Core North America sales and operating income growth of 7% and 48%, respectively, benefited from the favorable channel and product mix of higher branded retail volume and the operating expense reduction program launched last year, despite lower volume versus the prior year period.

•International returned to sales and earnings growth of 4% and 11%, respectively, as a result of cost stability and volume growth attributable to the EMEA region, including a meaningful contribution from the recent Eastern European acquisition, as well as strong performance in key Asia-Pacific markets and unconsolidated joint ventures.

•Valvoline returned value to its shareholders during the quarter by increasing its quarterly dividend 7% from fiscal 2019 to $0.113 per share.

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

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-owned and franchised same-store sales; total lubricant volumes sold; lubricant volumes sold by unconsolidated joint ventures; and percentage of premium lubricants sold. Management believes these measures are useful to evaluating and understanding Valvoline’s operating performance and should be considered as supplements to, not substitutes for, Valvoline's sales and operating income, as determined in accordance with U.S. GAAP.

Same-store sales is defined as sales by Quick Lubes service center stores (company-owned, franchised or the combination of both for system-wide same-store sales), with new stores excluded from the metric until the completion of their first full fiscal year in operation because this period is generally required for new store sales levels to begin to normalize. Valvoline does not recognize store-level sales from franchised stores as Quick Lubes operating segment revenue. Quick Lubes revenue is limited to sales at company-owned stores, sales of lubricants and other products to independent franchisees and Express Care operators, and royalties and other fees from franchised stores. Although Valvoline does not record franchise store-level sales as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes system-wide and franchised same-store sales information is useful to assess the operating performance of an average Quick Lubes store.

Management uses lubricant volumes sold in gallons by each of its reportable segments and unconsolidated joint ventures to assess performance. Lubricant volumes sold by unconsolidated joint ventures are used to measure the operating performance of the International operating segment. Valvoline does not record lubricant sales from unconsolidated joint venture as International reportable segment revenue. International revenue is limited to sales by Valvoline's consolidated affiliates. Although Valvoline does not record sales by unconsolidated joint ventures as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes lubricant volumes including and sold by unconsolidated joint ventures is useful to assess the operating performance of its investments in joint ventures.

Premium lubricant percentage is also used by management to evaluate performance and is defined as premium lubricant gallons sold as a percentage of U.S. branded lubricant volumes for the Quick Lubes and Core North America segments and as a percentage of total segment lubricant volume for the International segment. Premium lubricant products generally provide a higher contribution to segment profitability and the percentage of premium volumes is useful to evaluating and understanding Valvoline’s operating performance.

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended December 31
	2019		2018
(In millions)		% of Sales		% of Sales
Sales	$607	100.0%	$557	100.0%
Gross profit	$211	34.8%	$183	32.9%
Net operating expenses	$107	17.6%	$96	17.2%
Operating income	$104	17.1%	$87	15.6%
Net income	$73	12.0%	$53	9.5%

Sales

Sales for the three months ended December 31, 2019 increased $50 million, or 9%, compared to the three months ended December 31, 2018. The following table provides a reconciliation of the changes:

Year over year change
(In millions)	Three months ended December 31, 2019
Mix and price	$30
Volume	18
Currency exchange	(2)
Acquisitions	4
Change in sales	$50

For the three months ended December 31, 2019, lubricant gallons sold increased 3% to 43.4 million, which favorably impacted sales as the volume growth in Quick Lubes and International more than offset the slight volume decline in Core North America. Though volumes declined in Core North America, channel and product mix improvements led to increased revenues and mix improvements in Quick Lubes drove higher average ticket. The Eastern European acquisition completed in fiscal 2019 also favorably impacted sales, and these benefits were partially offset by modest unfavorable currency exchange.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit increased $28 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The table below provides a reconciliation of the changes:

Year over year change
(In millions)	Three months ended December 31, 2019
Volume and mix	$20
Price and cost	8
Change in gross profit	$28

The increase in gross profit was largely driven by improvements in volumes and product mix and to a lesser extent, benefits from the operating expense reduction program announced in fiscal 2019, favorable adjustments to promotion-related cost estimates, and a more stable raw material cost environment.

The increase in gross profit margin of 1.9% for the three months ended December 31, 2019 compared to the prior year period was primarily driven by favorable mix in Quick Lubes and Core North America.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended December 31
	2019		2018
(In millions)		% of Sales		% of Sales
Selling, general and administrative expenses	$117	19.3%	$105	18.8%
Net legacy and separation-related income	(1)	(0.2)%	—	—
Equity and other income, net	(9)	(1.5)%	(9)	(1.6)%
Net operating expenses	$107	17.6%	$96	17.2%

Selling, general and administrative expenses increased $12 million in the three months ended December 31, 2019 compared to the prior year period. These increases were largely driven by increases in incentive and deferred compensation expense, with the remainder largely comprised of investments in the Quick Lubes and International businesses.

Net legacy and separation-related income increased $1 million for the three months ended December 31, 2019 compared to the prior year primarily related to adjustments of indemnities estimated to be due under the Tax Matters Agreement.

Equity and other income, net was flat in the three months ended December 31, 2019 compared to the prior year period. Increases in equity income during the quarter were offset by decreases due to incentives received during the prior year for operating in a free trade zone outside the U.S.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three months ended December 31, 2019 increased $7 million from the prior year period. This increase is generally due to lower interest cost and improved asset performance.

Net interest and other financing expense

Net interest and other financing expense decreased by $1 million during the three months ended December 31, 2019 compared to the prior year period. This decrease is primarily attributed to a decline in interest rates during the current year.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended December 31
(In millions)	2019	2018
Income tax expense	$24	$19
Effective tax rate percentage	24.7%	26.4%

The increase in income tax expense over the prior year was principally driven by higher pre-tax earnings, and the lower effective tax rate is attributed to the current year benefit from favorable discrete items compared to unfavorable discrete items in the prior year.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended December 31
(In millions)	2019	2018
Net income	$73	$53
Income tax expense	24	19
Net interest and other financing expenses	16	17
Depreciation and amortization	16	14
EBITDA	129	103
Net pension and other postretirement plan income (a)	(9)	(2)
Net legacy and separation-related income	(1)	—
Restructuring and related expenses	1	—
Adjusted EBITDA	$120	$101

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

The increase in adjusted EBITDA of $19 million for the three months ended December 31, 2019 was driven by strong performance in Core North America, the ongoing strength of same-store sales and store additions in Quick Lubes and volume growth in International.

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
•International - sells engine and automotive maintenance products in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

Valvoline’s reportable segments are measured for profitability based on operating income; therefore, Valvoline does not generally allocate items to each reportable segment below operating income, such as net pension and other postretirement plan income, net interest and other financing expenses, or income tax expense. Operating income by segment includes the allocation of shared corporate costs, which are allocated consistently based on each segment’s proportional contribution to various financial measures. Valvoline does not allocate certain significant corporate and non-operational matters, including, but not limited to, company-wide restructuring activities and costs or adjustments that relate to former businesses that Valvoline no longer operates. These matters are attributed to Unallocated and other. Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies.

Quick Lubes

Quick Lubes sales are influenced by the number of service center stores and the business performance of those stores. Although Valvoline does not record franchise store-level sales as revenue in its Condensed Consolidated Statements of Comprehensive Income, Quick Lubes revenue includes product sales, as well as royalties and other fees from franchised stores. Management believes the number of company-owned and franchised service center stores as provided in the following tables is useful to assess the operating performance of the Quick Lubes reportable segment.

	Company-owned
	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Beginning of period	519	501	483	471	462
Opened	2	12	4	7	5
Acquired	7	6	13	5	—
Net conversions between company-owned and franchised	(4)	—	1	—	4
Closed	—	—	—	—	—
End of period	524	519	501	483	471

	Franchised (a)
	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Beginning of period	866	851	844	830	780
Opened	13	15	11	15	24
Acquired	—	—	—	—	31
Net conversions between company-owned and franchised	4	—	(1)	—	(4)
Closed	—	—	(3)	(1)	(1)
End of period	883	866	851	844	830

Total stores	1,407	1,385	1,352	1,327	1,301

(a)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

The year over year change resulted in 106 net new company-owned and franchised stores as a result of 75 net openings and 31 acquired stores. Organic service center store growth was primarily related to new company-owned service center store openings and franchisee expansion in key markets.

The following table summarizes the results of the Quick Lubes reportable segment:

	Three months ended December 31
(In millions)	2019	2018
Sales	$218	$189
Operating income	$38	$38
Depreciation and amortization	$10	$8
Gross profit as a percent of sales (a)	37.3%	38.4%
Operating income as a percent of sales	17.4%	20.1%

Operating information
Lubricant sales gallons	7.3	6.5
Premium lubricants (percent of U.S. branded volumes)	66.5%	63.7%
Same-store sales growth (b) - Company-owned	6.2%	9.9%
Same-store sales growth (b) - Franchised (c)	9.8%	9.8%
Same-store sales growth (b) - Combined (c)	8.3%	9.8%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Valvoline determines same-store sales growth on a fiscal year basis, with new stores excluded from the metric until the completion of their first full fiscal year in operation.
(c)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

Quick Lubes sales increased $29 million, or 15%, for the current quarter compared to the prior year quarter. Volume growth resulted from an increase in transactions, primarily attributable to the Company's marketing investments in customer acquisition and retention programs and the addition of 106 net new stores. Premium mix improvements and increases in non-oil change services combined to improve average ticket and increase sales, while pricing actions implemented in the prior year period that did not recur in the current year moderated sales growth.

Gross profit margin declined 1.1% from the prior year primarily related to a temporary increase in labor costs and higher costs associated with the ramp-up phase of newly-built company stores within their first years of operation, partially offset by mix improvements.

Operating income was flat during the current quarter compared to the prior year quarter. Volume and mix improvements were offset by unfavorable gross margin impacts, in addition to higher selling, general and administrative expenses as a result of an increase in the allocation of shared corporate costs and to a lesser extent, growth investments.

Core North America

The following table summarizes the results of the Core North America reportable segment:

	Three months ended December 31
(In millions)	2019	2018
Sales	$248	$232
Operating income	$46	$31
Depreciation and amortization	$4	$4
Gross profit as a percent of sales (a)	36.3%	31.7%
Operating income as a percent of sales	18.5%	13.4%

Operating information
Lubricant sales gallons	21.4	21.7
Premium lubricants (percent of U.S. branded volumes)	56.0%	49.8%

(a) Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.

Core North America sales increased by $16 million, or 7%, during the current quarter compared to the prior year quarter. The increase was driven largely by product and channel mix as branded volume in the retail channel improved off of a weak performance in the prior year and more than offset the impact of lower volumes in the installer channel. Lower installer channel volume was primarily due to the timing of distributor sales, as well as volume declines in lower-margin business.

Gross profit margin increased 4.6% primarily from channel and product mix benefits and lower costs as a result of the operating expense reduction program that commenced last fiscal year, as well as favorable adjustments to trade and promotion cost estimates.

Operating income increased $15 million for the three months ended December 31, 2019 compared to the prior year period primarily due to favorable mix and margin improvements.

International

The following table summarizes the results of the International reportable segment:

	Three months ended December 31
(In millions)	2019	2018
Sales	$141	$136
Operating income	$20	$18
Depreciation and amortization	$2	$2
Gross profit as a percent of sales (a)	28.7%	27.2%
Operating income as a percent of sales	14.2%	13.2%

Operating information
Lubricant sales gallons (b)	14.7	13.8
Lubricant sales gallons, including unconsolidated joint ventures (c)	25.5	24.2
Premium lubricants (percent of lubricant volume)	25.8%	28.5%

(a) Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b) Excludes volumes from unconsolidated subsidiaries.
(c) Valvoline unconsolidated joint ventures are distinct legal entities and Valvoline does not consolidate the result of operations of its unconsolidated joint ventures.

International sales increased $5 million, or 4%, during the current quarter compared to the prior year quarter. The increase in sales was driven by volume growth of 7%, which was primarily attributable to the EMEA region and included the recent acquisition of an Eastern European lubricant production company, as well as strong performance in certain Asia-Pacific markets, including China. This increase was partially offset by modest unfavorable currency exchange during the quarter.

Gross profit margin increased 1.5% primarily as a result of a more stable raw material cost environment during the quarter compared to the prior year period.

Operating income increased $2 million during the current quarter compared to the prior year quarter primarily due to higher volumes, margin improvement, and increased contributions from unconsolidated joint ventures.

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

As of December 31, 2019, the Company had $162 million in cash and cash equivalents, of which approximately $99 million was held by Valvoline’s non-U.S. subsidiaries. The Company has various means to deploy cash with low tax consequences in the locations where it is needed due to U.S. tax reform legislation enacted in fiscal 2018.

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31:

(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$59	$85
Investing activities	(35)	(56)
Financing activities	(23)	(25)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	3	(1)
Increase in cash, cash equivalents, and restricted cash	$4	$3

Operating activities

The decrease in cash flows provided by operating activities for the three months ended December 31, 2019 compared to the prior year was primarily due to unfavorable changes in working capital, notably the mix of accounts receivable driven largely by the improved year-over-year performance in the Core North America retail channel and the timing of certain cash payments. In addition, cash flows from operating activities in the prior year were impacted by $28 million of sales of certain customer accounts receivable. These unfavorable impacts were partially offset by improved earnings in the current year.

Investing activities

The decrease in cash flows used in investing activities for the three months ended December 31, 2019 compared to the prior year was primarily due to lower cash consideration paid for acquisitions of $24 million, partially offset by an investment in a domestic joint venture during the current quarter.

Financing activities

The decrease in cash flows used in financing activities for the three months ended December 31, 2019 compared to the prior year period was primarily driven by the prior year completion of the purchase of the remaining ownership interest in a consolidated subsidiary and the reclassification of a build-to-suit arrangement to an operating lease and operating cash flows in accordance with the transition requirements of the new lease accounting guidance adopted in fiscal 2020.

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

	Three months ended December 31
(In millions)	2019	2018
Cash flows provided by operating activities	$59	$85
Additions to property, plant and equipment	(28)	(27)
Free cash flow	$31	$58

As of December 31, 2019, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $395 million compared to $389 million as of September 30, 2019. Liquid assets (cash, cash equivalents, and accounts receivable) were 132% of current liabilities as of December 31, 2019 and September 30, 2019. The increase in working capital is primarily due the timing of certain payments since year-end, partially offset by lower receivables.

Debt

As of December 31 and September 30, 2019, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.3 billion of loans and revolving facilities. Approximately 57% of Valvoline’s outstanding borrowings as of December 31, 2019 had fixed rates, with the remainder bearing variable interest rates. As of December 31, 2019, Valvoline was in compliance with all covenants of its debt obligations and had $596 million of remaining borrowing capacity under its revolving credit and trade receivables facilities.

On January 31, 2020, the Company amended the Trade Receivables Facility to extend the maturity date to November 19, 2021. The capacity available and other relevant terms and conditions of the Trade Receivables Facility were substantially unchanged under the amended facility.

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Dividend payments

During the three months ended December 31, 2019, the Company paid $21 million of cash dividends for $0.113 per common share. On January 29, 2020, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.113 per share of Valvoline common stock, which is payable on March 16, 2020 to shareholders of record on February 28, 2020. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Restructuring and related expenses

During the second fiscal quarter of 2019, Valvoline outlined a broad-based restructuring and cost-savings program that is expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Part of this program includes employee separation actions, which were generally completed during 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

Since program inception, Valvoline has recognized cumulative restructuring and related expenses of $15 million, with $1 million recognized during the three months ended December 31, 2019. The Company does not expect to incur material remaining costs from these actions. Restructuring expenses include employee severance and termination benefits provided to employees pursuant to the restructuring program. Restructuring-related expenses consist of those costs beyond those normally included in restructuring and incremental to the Company’s normal operating costs. These restructuring-related costs were expensed as incurred and are primarily related to third-party professional service fees incurred in connection with execution of the restructuring program. The costs recognized during the three months ended December 31, 2019 were restructuring expenses recorded in Selling, general and administrative expenses within the Condensed Consolidated Statement of Comprehensive Income.

Results by segment do not include these restructuring and related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses were included in Unallocated and other.

Valvoline’s restructuring actions remain on track and are expected to generate annualized pre-tax savings of approximately $40 million to $50 million with benefits realized during the first fiscal quarter of 2020 and full savings expected to be delivered by the end of fiscal 2020. The ongoing annual savings are anticipated to benefit operating expenses, including Cost of sales and Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income, with a portion expected to be reinvested in the business to provide flexibility to address the ongoing market dynamics in Core North America and to invest in growth opportunities.

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional details regarding this restructuring program.

Off-balance sheet arrangements and contractual obligations

Other than the matters disclosed in this Quarterly Report on Form 10-Q and in the ordinary course of business since the end of fiscal 2019, there have been no material changes in the Company’s contractual obligations.

Summary

As of December 31, 2019, cash and cash equivalents totaled $162 million and total debt was $1.3 billion. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2019. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives. The Company’s total remaining borrowing capacity was $596 million as of December 31, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no changes to critical accounting policies and estimates in the three months ended December 31, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2019.

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

Changes in Internal Control

During the first fiscal quarter ended December 31, 2019, management implemented new internal controls in order to facilitate adoption of the new lease standard on October 1, 2019. There were no other significant changes in Valvoline’s internal control over financial reporting that occurred during the first fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended December 31, 2019 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of December 31, 2019, $75 million remained available for share repurchases under this authorization.

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

VALVOLINE INC.
(Registrant)

February 4, 2020	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer