Form 10-Q
period 2020-03-31
VALVOLINE INC
filed 2020-05-07
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☑
At April 30, 2020, there were 185,030,319 shares of the registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share data - unaudited)	2020	2019	2020	2019
Sales	$578	$591	$1,185	$1,148
Cost of sales	371	388	767	762
Gross profit	207	203	418	386

Selling, general and administrative expenses	96	113	213	218
Net legacy and separation-related expenses (income)	—	3	(1)	3
Equity and other income, net	(6)	(9)	(15)	(18)
Operating income	117	96	221	183
Net pension and other postretirement plan income	(9)	(3)	(18)	(5)
Net interest and other financing expenses	38	19	54	36
Income before income taxes	88	80	185	152
Income tax expense	25	17	49	36
Net income	$63	$63	$136	$116

NET EARNINGS PER SHARE
Basic	$0.33	$0.33	$0.72	$0.61
Diluted	$0.33	$0.33	$0.72	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	188	189	188	189
Diluted	188	189	189	189

COMPREHENSIVE INCOME
Net income	$63	$63	$136	$116
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(21)	2	(13)	(2)
Amortization of pension and other postretirement plan prior service credit	(2)	(2)	(4)	(4)
Other comprehensive loss	(23)	—	(17)	(6)
Comprehensive income	$40	$63	$119	$110

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2020	September 30 2019
Assets
Current assets
Cash and cash equivalents	$774	$159
Accounts receivable, net	352	401
Inventories, net	209	194
Prepaid expenses and other current assets	49	43
Total current assets	1,384	797
Noncurrent assets
Property, plant and equipment, net	509	498
Operating lease assets	254	—
Goodwill and intangibles, net	503	504
Equity method investments	37	34
Deferred income taxes	99	123
Other noncurrent assets	131	108
Total noncurrent assets	1,533	1,267
Total assets	$2,917	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$—	$15
Trade and other payables	186	171
Accrued expenses and other liabilities	215	237
Total current liabilities	401	423
Noncurrent liabilities
Long-term debt	2,003	1,327
Employee benefit obligations	361	387
Operating lease liabilities	226	—
Other noncurrent liabilities	163	185
Total noncurrent liabilities	2,753	1,899
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 185 and 188 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	2	2
Paid-in capital	16	13
Retained deficit	(249)	(284)
Accumulated other comprehensive (loss) income	(6)	11
Total stockholders’ deficit	(237)	(258)
Total liabilities and stockholders’ deficit	$2,917	$2,064

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Six months ended March 31, 2020
					Accumulated other comprehensive income (loss)
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$(258)
Net income	—	—	—	73	—	73
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Cumulative effect of adoption of new leasing standard, net of tax	—	—	—	1	—	1
Currency translation adjustments	—	—	—	—	8	8
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2019	188	$2	$16	$(231)	$17	$(196)
Net income	—	—	—	63	—	63
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Repurchase of common stock	(3)	—	—	(60)	—	(60)
Currency translation adjustments	—	—	—	—	(21)	(21)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2020	185	$2	$16	$(249)	$(6)	$(237)

	Six months ended March 31, 2019
					Accumulated other comprehensive income
(In millions, except per share amounts)	Common stock		Paid-in capital	Retained deficit
(Unaudited)	Shares	Amount				Totals
Balance at September 30, 2018	188	$2	$7	$(399)	$32	$(358)
Net income	—	—	—	53	—	53
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	(13)
Currency translation adjustments	—	—	—	—	(4)	(4)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2018	188	$2	$8	$(379)	$26	$(343)
Net income	—	—	—	63	—	63
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation, net of issuances	—	—	2	—	—	2
Currency translation adjustments	—	—	—	—	2	2
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2019	188	$2	$10	$(336)	$26	$(298)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2020	2019
Cash flows from operating activities
Net income	$136	$116
Adjustments to reconcile net income to cash flows from operating activities
Loss on extinguishment of debt	19	—
Depreciation and amortization	31	28
Equity income from unconsolidated affiliates, net of distributions	(1)	(2)
Pension contributions	(5)	(2)
Stock-based compensation expense	3	5
Other, net	3	1
Change in assets and liabilities
Accounts receivable	44	7
Inventories	(20)	(4)
Payables and accrued liabilities	(40)	(13)
Other assets and liabilities	(16)	(2)
Total cash provided by operating activities	154	134
Cash flows from investing activities
Additions to property, plant and equipment	(57)	(48)
Acquisitions, net of cash acquired	(11)	(35)
Other investing activities, net	(3)	(2)
Total cash used in investing activities	(71)	(85)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	1,132	162
Repayments on borrowings	(475)	(137)
Premium paid to extinguish debt	(15)	—
Repurchases of common stock	(60)	—
Cash dividends paid	(42)	(40)
Other financing activities	(3)	(5)
Total cash provided by (used in) financing activities	537	(20)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(4)	—
Increase in cash, cash equivalents, and restricted cash	616	29
Cash, cash equivalents, and restricted cash - beginning of period	159	96
Cash, cash equivalents, and restricted cash - end of period	$775	$125

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. In the opinion of management, the assumptions underlying the condensed consolidated financial statements for these interim periods are reasonable, and all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise disclosed herein. The results for interim periods are not necessarily indicative of those to be expected for the entire year, particularly in light of the novel coronavirus ("COVID-19") global pandemic and its effects on global economies.

In late December 2019, COVID-19 was identified in Wuhan, China and since that time it has continued to spread globally, including to the United States, leading the World Health Organization to declare a global pandemic and recommend containment and mitigation actions worldwide in March 2020. Since March 31, 2020, the COVID-19 pandemic has continued, and various governments have issued or extended shelter-in-place orders. As of the date of this filing, certain restrictions are in the early phases of being reduced with the resulting impacts being monitored. Valvoline has substantially maintained its operations during the pandemic, and precautionary measures have been taken to protect the Company's employees and customers, maintain liquidity and manage the impacts of reduced volumes.

While the COVID-19 pandemic affected Valvoline's results of operations for the three and six months ended March 31, 2020, the impacts were not material. Adverse impacts from COVID-19 are expected in future periods, which Valvoline is unable to predict due to numerous uncertainties, including the duration and severity of the pandemic.

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

Issued but not yet adopted

In June 2016, the FASB issued updated guidance that introduces a forward-looking approach based on expected losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments including trade and other receivables. The new guidance will require entities to incorporate historical, current, and forecasted information into their estimates of expected credit losses. This guidance also includes expanded disclosure requirements and will become effective for Valvoline on October 1, 2020. The Company is evaluating the effect of adopting this new accounting guidance, including changes to its related processes, and does not currently expect adoption will have a material impact on its Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Comprehensive Income. The impact of adoption will be largely dependent on the credit quality of the Company's receivables outstanding at adoption. The Company evaluates creditworthiness when negotiating contracts, and as the Company's receivables are generally short-term in nature, the timing and amount of credit loss recognized under existing guidance and the new guidance is not expected to differ materially.

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

Fixed payments, including variable payments based on a rate or index, are included in the determination of the lease liability, while other variable payments are recognized in the Condensed Consolidated Statements of Comprehensive Income in the period in which the obligation for those payments is incurred. Many leases contain lease components requiring rental payments and other components that require payment for taxes, insurance, operating expenses and maintenance. In instances where these other components are fixed, they are included in the measurement of the lease liability due to Valvoline's election to combine lease and non-lease components. Otherwise, these other components are expensed as incurred and comprise the majority of Valvoline's variable lease costs.

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

The following table presents the Company's lease balances:

(In millions)	Location in Condensed Consolidated Balance Sheet	March 31, 2020
Assets
Operating lease assets	Operating lease assets	$254
Finance lease assets	Property, plant and equipment, net	47
Amortization of finance lease assets	Property, plant and equipment, net	(8)
Total leased assets		$293

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$30
Finance lease liabilities	Accrued expenses and other liabilities	2
Noncurrent:
Operating lease liabilities	Operating lease liabilities	226
Finance lease liabilities	Other noncurrent liabilities	41
Total lease liabilities		$299

The following table presents the components of total lease costs:

(In millions)	Location in Condensed Consolidated Statements of Comprehensive Income	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease cost	Cost of sales and Selling, general and administrative expenses (a)	$11	$22
Finance lease costs
Amortization of lease assets	Cost of sales (a)	1	1
Interest on lease liabilities	Net interest and other financing expenses	1	2
Variable lease cost	Cost of sales and Selling, general and administrative expenses (a)	1	2
Sublease income	Equity and other income, net	(2)	(3)
Total lease cost		$12	$24

(a) Supply chain and retail-related amounts are included in Cost of sales.

Other information related to the Company's leases follows:

(In millions)	Three months ended March 31, 2020	Six months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$11	$21
Operating cash flows from finance leases	$1	$2
Financing cash flow from finance leases	$—	$—
Lease assets obtained in exchange for lease obligations:
Operating leases	$13	$28
Finance leases	$18	$18

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020:

(In millions)	Operating leases	Finance leases
Remainder of 2020	$21	$3
2021	39	6
2022	36	5
2023	33	5
2024	30	6
Thereafter	157	45
Total future lease payments	316	70
Imputed interest	60	27
Present value of lease liabilities	$256	$43

As of March 31, 2020, Valvoline has additional leases primarily related to its quick lube service center stores that have not yet commenced with approximately $44 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence over the next twelve months and generally have lease terms of 15 years.

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

The future minimum lease payments by fiscal year as determined prior to the adoption of the new lease accounting guidance under the previously designated capital, financing and operating leases as of the fiscal year ended September 30, 2019, were as follows:

(In millions)	Operating leases	Capital leases and financing obligations
2020	$36	$6
2021	32	7
2022	29	7
2023	27	7
2024	23	7
Thereafter	120	50
Total future lease payments (a)	$267	84
Imputed interest		29
Present value of lease liabilities		$55

(a) Future lease payments do not include fixed payments for executory costs, such as taxes, insurance, maintenance and operating expenses.

The following table presents the weighted average remaining lease term and interest rate as of March 31, 2020:

Weighted average remaining lease term (in years):
Operating leases	9.8
Finance leases	12.6
Weighted average discount rate:
Operating leases	4.14%
Finance leases	9.03%

Lessor arrangements

Valvoline is the lessor in arrangements to sublease and lease certain properties and equipment. Activity associated with these leases is not material.

NOTE 3 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

(In millions)	Fair Value Hierarchy	March 31 2020	September 30 2019
Cash and cash equivalents
Money market funds	Level 1	$293	$—
Time deposits	Level 2	201	59
Prepaid expenses and other current assets
Currency derivatives (a)	Level 2	3	—
Other noncurrent assets
Non-qualified trust funds	Level 1	18	20
Total assets at fair value		$515	$79

Accrued expenses and other liabilities
Currency derivatives (a)	Level 2	$3	$—
Total liabilities at fair value		$3	$—

(a) The Company had outstanding contracts with notional values of $121 million and $111 million as of March 31, 2020 and September 30, 2019, respectively.

There were no material gains or losses recognized in earnings during the three and six months ended March 31, 2020 or 2019 related to these assets and liabilities.

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

	March 31, 2020			September 30, 2019
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$—	$—	$—	$390	$371	$(4)
2025 Notes	384	396	(4)	407	395	(5)
2030 Notes	560	592	(8)	—	—	—
Total	$944	$988	$(12)	$797	$766	$(9)

Refer to Note 7 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

Quick Lubes store acquisitions

During the six months ended March 31, 2020, the Company acquired 14 service center stores in single and multi-store transactions, including six former franchise service center stores, for a total of $11 million. During the six months ended March 31, 2019, the Company acquired 40 service center stores for a total of $35 million.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the six months ended March 31:

(In millions)	2020	2019
Property, plant and equipment	$1	$2
Goodwill	5	24
Intangible assets (a)
Reacquired franchise rights	5	4
Customer relationships	—	3
Trademarks and trade names	—	1
Other	—	1
Net assets acquired	$11	$35

(a) Intangible assets acquired during the six months ended March 31, 2020 have a weighted average amortization period of 9 years.

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

Dispositions

During the six months ended March 31, 2020, the Company sold six service center stores to a franchisee within the Quick Lubes reportable segment. Valvoline received proceeds of approximately $3 million, with no material gain or loss recognized.

NOTE 5 - INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the six months ended March 31, 2020:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2019	$301	$89	$40	$430
Acquisitions (a)	5	—	—	5
Currency translation	(2)	—	—	(2)
Dispositions (a)	(3)	—	—	(3)
Balance at March 31, 2020	$301	$89	$40	$430

(a) Refer to Note 4 for details regarding acquisitions and dispositions completed during the six months ended March 31, 2020.

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

Since program inception, Valvoline has recognized cumulative costs of $13 million, including $1 million during the six months ended March 31, 2020 and $6 million during the three and six months ended March 31, 2019. These costs are for employee termination benefits, which include severance and other benefits provided to employees pursuant to the restructuring program. These expenses were recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income. The Company does not expect to incur material remaining costs from these actions.

The results by segment, as disclosed in Note 12, do not include these restructuring expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses are included in Unallocated and other.

The following table presents the expenses recognized related to employee termination benefits during the six months ended March 31, 2020 and the estimated remaining liability, which is included in the Condensed Consolidated Balance Sheet within Accrued expenses and other liabilities:

(In millions)	Employee termination benefits
Balance at September 30, 2019	$9
Expenses recognized during the period	1
Payments	(4)
Balance at March 31, 2020	$6

NOTE 7 - DEBT

The following table summarizes Valvoline’s total debt:

(In millions)	March 31 2020	September 30 2019
2030 Notes	$600	$—
2025 Notes	400	400
2024 Notes	—	375
Term Loan	475	575
Revolver	450	—
Trade Receivables Facility	90	—
Other (a)	(12)	(8)
Total debt	$2,003	$1,342
Current portion of long-term debt	—	15
Long-term debt	$2,003	$1,327

(a) As of March 31, 2020 and September 30, 2019, other included debt issuance costs and discounts of $13 million and $9 million, respectively, and debt primarily acquired through acquisitions of $1 million.

Senior Notes

The Company's outstanding fixed rate senior notes as of March 31, 2020 consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $400 million issued in August 2017 (the “2025 Notes") and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600 million issued in February 2020 (the "2030 Notes").

On February 25, 2020, Valvoline issued the 2030 Notes in a private offering for net proceeds of $592 million (after deducting initial purchasers’ discounts and debt issuance costs). A portion of the net proceeds were used to redeem in full Valvoline's 5.500% senior unsecured notes due 2024 at the aggregate principal amount of $375 million (the "2024 Notes"), plus an early redemption premium of $15 million, accrued and unpaid interest, as well as related fees and expenses for an aggregate redemption price of $394 million. A loss on extinguishment of the 2024 Notes of $19 million was recognized in Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2020, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

A portion of the net proceeds from the offering of the 2030 Notes were also utilized to prepay $100 million of indebtedness from the term loan facility (the "Term Loan") under the senior credit agreement (the "Senior Credit Agreement"), with the remainder of the net proceeds to be used for general corporate purposes, which may include acquisitions, repayment of indebtedness, working capital and capital expenditures. In response to the COVID-19 pandemic, the Company is utilizing the remaining net proceeds to preserve cash and cash equivalents and maintain liquidity.

The 2030 Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2030 Notes from the holders thereof. The 2030 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to maturity in the manner specified in the governing indenture. The 2030 Notes are guaranteed by each of Valvoline's subsidiaries that guarantee obligations under the Senior Credit Agreement.

Senior Credit Agreement

During the six months ended March 31, 2020, the Company made a principal payment of $100 million on its Term Loan using a portion of the net proceeds from the offering of the 2030 Notes, resulting in an outstanding principal balance of $475 million as of March 31, 2020 from the $575 million outstanding as of September 30, 2019.

During the six months ended March 31, 2020, the Company borrowed $450 million from its $475 million revolving credit facility (the "Revolver") under the Senior Credit Agreement as a precautionary measure to further strengthen its liquidity position and provide additional financial flexibility in response to the COVID-19 pandemic. As of March 31, 2020, $450 million remained outstanding, and there were no amounts outstanding as of September 30, 2019. As of March 31, 2020, the total borrowing capacity remaining under the Revolver was $18 million due to a reduction of $7 million for letters of credit outstanding.

As of March 31, 2020, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility

On January 31, 2020, the Company amended its $175 million trade receivables securitization facility (the “Trade Receivables Facility”), which extended the maturity to November 2021. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under this amendment.

During the six months ended March 31, 2020, Valvoline borrowed $90 million under the Trade Receivables Facility to proactively increase its cash position and enhance financial agility in light of the uncertainty resulting from the COVID-19 pandemic. As of March 31, 2020, $90 million remained outstanding and no amounts were outstanding as of September 30, 2019.

Based on the availability of eligible receivables, the remaining borrowing capacity of the Trade Receivables Facility as of March 31, 2020 was $28 million. The financing subsidiary owned $201 million and $259 million of outstanding accounts receivable as of March 31, 2020 and September 30, 2019, respectively, which are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

On April 22, 2020, Valvoline amended the Trade Receivables Facility to modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s remaining borrowing capacity to $85 million based on the availability of eligible receivables. The amendment also requires the Trade Receivables Facility to maintain an amount equal to the lesser of 50 percent of the unchanged total borrowing capacity and the borrowing base from the availability of eligible receivables. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under this amendment.

NOTE 8 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2020	2019	2020	2019
Income tax expense	$25	$17	$49	$36
Effective tax rate percentage	28.4%	21.3%	26.5%	23.7%

The increase in effective tax rates for the three and six months ended March 31, 2020 compared to the prior year periods was principally attributed to tax reform legislation, which resulted in unfavorable discrete activity in the current year periods due to legislation enacted in India, while the clarification of certain provisions of Kentucky tax reform legislation drove favorable discrete activity in the prior year periods. Higher pre-tax earnings also led to increased tax expense in the current year periods.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit (income) cost:

			Other postretirement benefits
	Pension benefits
(In millions)	2020	2019	2020	2019
Three months ended March 31
Service cost	$—	$1	$—	$—
Interest cost	15	20	1	—
Expected return on plan assets	(22)	(20)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit (income) cost	$(7)	$1	$(2)	$(3)

Six months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	31	40	1	1
Expected return on plan assets	(44)	(40)	—	—
Amortization of prior service credit	—	—	(6)	(6)
Net periodic benefit (income) cost	$(12)	$1	$(5)	$(5)

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

NOTE 11 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2020	2019	2020	2019
Numerator
Net income	$63	$63	$136	$116
Denominator
Weighted average common shares outstanding	188	189	188	189
Effect of potentially dilutive securities (a)	—	—	1	—
Weighted average diluted shares outstanding	188	189	189	189

Earnings per share
Basic	$0.33	$0.33	$0.72	$0.61
Diluted	$0.33	$0.33	$0.72	$0.61

(a)Outstanding securities, primarily stock appreciation rights, were not included the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended March 31, 2020, there were approximately 1 million antidilutive outstanding securities and there were approximately 2 million in the three and six months ended March 31, 2019.

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

Segment financial results

The following table presents sales and operating income for each reportable segment:

	Three months ended		Six months ended
(In millions)	March 31		March 31
	2020	2019	2020	2019
Sales
Quick Lubes	$212	$200	$430	$389
Core North America	238	243	486	475
International	128	148	269	284
Consolidated sales	$578	$591	$1,185	$1,148

Operating income
Quick Lubes	$40	$44	$78	$82
Core North America	47	40	93	71
International	18	23	38	41
Total operating segments	105	107	209	194
Unallocated and other (a)	12	(11)	12	(11)
Consolidated operating income	$117	$96	$221	$183

(a) Unallocated and other includes net legacy and separation-related expenses/income and corporate costs not allocated to the reportable segments, including certain acquisition and divestiture-related costs, restructuring and related expenses, and certain current year incentive compensation adjustments.

Disaggregation of revenue

The following table summarizes sales by primary customer channel for the Company’s reportable segments:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2020	2019	2020	2019
Quick Lubes
Company-owned operations	$140	$128	$282	$252
Non-company owned operations	72	72	148	137
Total Quick Lubes	212	200	430	389

Core North America
Retail	133	140	270	256
Installer and other	105	103	216	219
Total Core North America	238	243	486	475

International	128	148	269	284

Consolidated sales	$578	$591	$1,185	$1,148

Sales by reportable segment disaggregated by geographic market follows:

	Quick Lubes		Core North America		International		Total
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended March 31
North America (a)	$212	$200	$238	$243	$—	$—	$450	$443
Europe, Middle East and Africa ("EMEA")	—	—	—	—	44	47	44	47
Asia Pacific	—	—	—	—	58	73	58	73
Latin America (a)	—	—	—	—	26	28	26	28
Totals	$212	$200	$238	$243	$128	$148	$578	$591

Six months ended March 31
North America (a)	$430	$389	$486	$475	$—	$—	$916	$864
Europe, Middle East and Africa ("EMEA")	—	—	—	—	91	91	91	91
Asia Pacific	—	—	—	—	128	140	128	140
Latin America (a)	—	—	—	—	50	53	50	53
Totals	$430	$389	$486	$475	$269	$284	$1,185	$1,148

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

NOTE 13 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows:

(In millions)	March 31 2020	September 30 2019	March 31 2019
Cash and cash equivalents	$774	$159	$114
Restricted cash (a)	1	—	11
Total cash, cash equivalents and restricted cash	$775	$159	$125

(a) Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts receivable

The following table summarizes Valvoline’s accounts receivable in the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2020	September 30 2019
Trade	$342	$392
Other	16	15
Accounts receivable, gross	358	407
Allowance for doubtful accounts	(6)	(6)
Total accounts receivable, net	$352	$401

During the six month periods ended March 31, 2020 and 2019, Valvoline sold accounts receivable to a financial institution of $59 million and $63 million, respectively.

Franchisee loan receivables

Valvoline’s financing receivables primarily consist of low-interest term loans extended to franchisees to provide financial assistance as a response to the evolving COVID-19 pandemic. Financing receivables are recorded at amortized cost, net of any allowance for credit losses. These financing receivables bear interest at variable rates consistent with those in Valvoline's Senior Credit Agreement, and accordingly, their carrying amounts approximate fair value. Valvoline monitors the financial condition of its franchisees and will record provisions for estimated credit losses on the loans when the Company believes a loss is probable. As of March 31, 2020, there was no allowance for credit losses recorded. The balances of term loans to franchisees due within one year are included in Accounts receivable, net while amounts due beyond one year are included in Other noncurrent assets in the Condensed Consolidated Balance Sheet. Amounts included in Other noncurrent assets totaled $15 million as of March 31, 2020. There were no loan receivables from franchisees outstanding as of September 30, 2019.

Inventories

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out ("LIFO") method.

The following table summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2020	September 30 2019
Finished products	$211	$203
Raw materials, supplies and work in process	34	32
Reserve for LIFO cost valuation	(36)	(41)
Total inventories, net	$209	$194

Revenue recognition

The following table disaggregates the Company’s sales by timing of revenue recognized:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2020	2019	2020	2019
Sales at a point in time	$569	$581	$1,165	$1,128
Franchised revenues transferred over time	9	10	20	20
Total consolidated sales	$578	$591	$1,185	$1,148

NOTE 14 - GUARANTOR FINANCIAL INFORMATION

As described in Note 7, Valvoline issued the 2030 Notes in an unregistered private offering in February 2020 and used a portion of the net proceeds to redeem in full its 2024 Notes. The 2025 Notes described in Note 7 were registered in an exchange offer completed in December 2017 and remain subject to Rule 3-10 of SEC Regulation S-X.

The 2025 Notes are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the combined wholly-owned “Guarantor Subsidiaries.” Other subsidiaries (the “Non-Guarantor Subsidiaries”) largely represent the international operations of the Company, which do not guarantee the 2025 Notes.

The accompanying condensed consolidating financial statements are included in accordance with Rule 3-10(f) of SEC Regulation S-X and present, on a consolidating basis, the condensed statements of comprehensive income, condensed balance sheets, and condensed statements of cash flows for the parent issuer of the 2025 Notes, the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis, and the eliminations necessary to arrive at the Company’s consolidated results.

Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$468	$122	$(12)	$578
Cost of sales	—	297	86	(12)	371
Gross profit	—	171	36	—	207

Selling, general and administrative (income) expenses	(1)	75	22	—	96
Equity and other (income) expenses, net	—	(13)	7	—	(6)
Operating income	1	109	7	—	117
Net pension and other postretirement plan income	—	(9)	—	—	(9)
Net interest and other financing expenses	36	2	—	—	38
(Loss) income before income taxes	(35)	116	7	—	88
Income tax (benefit) expense	(8)	31	2	—	25
Equity in net income of subsidiaries	(90)	(5)	—	95	—
Net income	$63	$90	$5	$(95)	$63

Total comprehensive income (loss)	$40	$69	$(15)	$(54)	$40

Condensed Consolidating Statements of Comprehensive Income
For the three months ended March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$465	$143	$(17)	$591
Cost of sales	—	300	105	(17)	388
Gross profit	—	165	38	—	203

Selling, general and administrative expenses	2	90	21	—	113
Net legacy and separation-related expenses	3	—	—	—	3
Equity and other (income) expenses, net	—	(14)	5	—	(9)
Operating (loss) income	(5)	89	12	—	96
Net pension and other postretirement plan income	—	(3)	—	—	(3)
Net interest and other financing expenses	15	2	2	—	19
(Loss) income before income taxes	(20)	90	10	—	80
Income tax (benefit) expense	(6)	21	2	—	17
Equity in net income of subsidiaries	(77)	(8)	—	85	—
Net income	$63	$77	$8	$(85)	$63

Total comprehensive income	$63	$77	$9	$(86)	$63

Condensed Consolidating Statements of Comprehensive Income
For the six months ended March 31, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$948	$262	$(25)	$1,185
Cost of sales	—	606	186	(25)	767
Gross profit	—	342	76	—	418

Selling, general and administrative expenses	3	163	47	—	213
Net legacy and separation-related income	(1)	—	—	—	(1)
Equity and other (income) expenses, net	—	(26)	11	—	(15)
Operating (loss) income	(2)	205	18	—	221
Net pension and other postretirement plan income	—	(18)	—	—	(18)
Net interest and other financing expenses	51	3	—	—	54
(Loss) income before income taxes	(53)	220	18	—	185
Income tax (benefit) expense	(14)	58	5	—	49
Equity in net income of subsidiaries	(175)	(13)	—	188	—
Net income	$136	$175	$13	$(188)	$136

Total comprehensive income	$119	$158	$—	$(158)	$119

Condensed Consolidating Statements of Comprehensive Income
For the six months ended March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$905	$275	$(32)	$1,148
Cost of sales	—	593	201	(32)	762
Gross profit	—	312	74	—	386

Selling, general and administrative expenses	5	171	42	—	218
Net legacy and separation-related expenses	3	—	—	—	3
Equity and other (income) expenses, net	—	(27)	9	—	(18)
Operating (loss) income	(8)	168	23	—	183
Net pension and other postretirement plan income	—	(5)	—	—	(5)
Net interest and other financing expenses	30	3	3	—	36
(Loss) income before income taxes	(38)	170	20	—	152
Income tax (benefit) expense	(11)	41	6	—	36
Equity in net income of subsidiaries	(143)	(14)	—	157	—
Net income	$116	$143	$14	$(157)	$116

Total comprehensive income	$110	$137	$11	$(148)	$110

Condensed Consolidating Balance Sheets
As of March 31, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$625	$149	$—	$774
Accounts receivable, net	—	212	281	(141)	352
Inventories, net	—	119	90	—	209
Prepaid expenses and other current assets	—	39	10	—	49
Total current assets	—	995	530	(141)	1,384
Noncurrent assets
Property, plant and equipment, net	—	432	77	—	509
Operating lease assets	—	215	39	—	254
Goodwill and intangibles, net	—	427	76	—	503
Equity method investments	—	37	—	—	37
Investment in subsidiaries	1,770	493	—	(2,263)	—
Deferred income taxes	63	22	14	—	99
Other noncurrent assets	2	117	12	—	131
Total noncurrent assets	1,835	1,743	218	(2,263)	1,533
Total assets	$1,835	$2,738	$748	$(2,404)	$2,917

Liabilities and Stockholders’ Deficit
Current liabilities
Trade and other payables	$118	$128	$81	$(141)	$186
Accrued expenses and other liabilities	13	162	40	—	215
Total current liabilities	131	290	121	(141)	401
Noncurrent liabilities
Long-term debt	1,912	1	90	—	2,003
Employee benefit obligations	—	345	16	—	361
Operating lease liabilities	—	199	27	—	226
Other noncurrent liabilities	29	133	1	—	163
Total noncurrent liabilities	1,941	678	134	—	2,753
Commitments and contingencies
Stockholders’ (deficit) equity	(237)	1,770	493	(2,263)	(237)
Total liabilities and stockholders’ deficit / equity	$1,835	$2,738	$748	$(2,404)	$2,917

Condensed Consolidating Balance Sheets
As of September 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$59	$100	$—	$159
Accounts receivable, net	—	181	338	(118)	401
Inventories, net	—	110	84	—	194
Prepaid expenses and other current assets	—	35	8	—	43
Total current assets	—	385	530	(118)	797
Noncurrent assets
Property, plant and equipment, net	—	431	67	—	498
Goodwill and intangibles, net	—	423	81	—	504
Equity method investments	—	34	—	—	34
Investment in subsidiaries	1,157	546	—	(1,703)	—
Deferred income taxes	48	61	14	—	123
Other noncurrent assets	3	96	9	—	108
Total noncurrent assets	1,208	1,591	171	(1,703)	1,267
Total assets	$1,208	$1,976	$701	$(1,821)	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$15	$—	$—	$—	$15
Trade and other payables	80	127	82	(118)	171
Accrued expenses and other liabilities	9	175	53	—	237
Total current liabilities	104	302	135	(118)	423
Noncurrent liabilities
Long-term debt	1,326	1	—	—	1,327
Employee benefit obligations	—	369	18	—	387
Other noncurrent liabilities	36	147	2	—	185
Total noncurrent liabilities	1,362	517	20	—	1,899
Commitments and contingencies
Stockholders’ (deficit) equity	(258)	1,157	546	(1,703)	(258)
Total liabilities and stockholders’ deficit / equity	$1,208	$1,976	$701	$(1,821)	$2,064

Condensed Consolidating Statements of Cash Flows
For the six months ended March 31, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(448)	$619	$(17)	$—	$154
Cash flows from investing activities
Additions to property, plant and equipment	—	(40)	(17)	—	(57)
Acquisitions, net of cash acquired	—	(11)	—	—	(11)
Other investing activities, net	—	(1)	(2)	—	(3)
Cash flows used in investing activities	—	(52)	(19)	—	(71)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	1,042	—	90	—	1,132
Repayments on borrowings	(475)	—	—	—	(475)
Premium paid to extinguish debt	(15)	—	—	—	(15)
Repurchases of common stock	(60)	—	—	—	(60)
Cash dividends paid	(42)	—	—	—	(42)
Other financing activities	(2)	(1)	—	—	(3)
Cash flows provided by (used in) financing activities	448	(1)	90	—	537
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(4)	—	(4)
Increase in cash, cash equivalents, and restricted cash	—	566	50	—	616
Cash, cash equivalents, and restricted cash - beginning of year	—	59	100	—	159
Cash, cash equivalents, and restricted cash - end of period	$—	$625	$150	$—	$775

Condensed Consolidating Statements of Cash Flows
For the six months ended March 31, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$18	$65	$51	$—	$134
Cash flows from investing activities
Additions to property, plant and equipment	—	(40)	(8)	—	(48)
Acquisitions, net of cash acquired	—	(13)	(22)	—	(35)
Other investing activities, net	—	—	(2)	—	(2)
Cash flows used in investing activities	—	(53)	(32)	—	(85)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	87	—	75	—	162
Repayments on borrowings	(63)	—	(74)	—	(137)
Cash dividends paid	(40)	—	—	—	(40)
Other financing activities	(2)	(2)	(1)	—	(5)
Cash flows used in financing activities	(18)	(2)	—	—	(20)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	—	—	—
Increase in cash, cash equivalents, and restricted cash	—	10	19	—	29
Cash, cash equivalents, and restricted cash - beginning of year	—	20	76	—	96
Cash, cash equivalents, and restricted cash - end of period	$—	$30	$95	$—	$125

NOTE 15 – SUBSEQUENT EVENTS

Dividend declared

On April 22, 2020, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.113 per share of Valvoline common stock. The dividend is payable on June 15, 2020 to shareholders of record on May 29, 2020.

China plant credit facility

On May 6, 2020, the Company entered into a five-year credit agreement for approximately $40 million to finance the completion of construction of the blending and packaging plant in China. Borrowings will bear interest at the local prime rate less the applicable interest rate margin and will be secured by the assets underlying the project.

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

RECENT DEVELOPMENTS

In late January, the impact of COVID-19 was concentrated in China. COVID-19 spread quickly, and the World Health Organization declared it a global pandemic on March 11, 2020. The impact of the COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world, including restricting non-essential travel, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to modify or cease normal operations to minimize personal interaction and contact. Though in certain regions, restrictions are in the early stages of being reduced, it remains unclear how long restrictions will remain in place, or whether there could be a resurgence of the spread of COVID-19.

The COVID-19 pandemic resulted in significant economic disruption during the quarter, which modestly impacted Valvoline's results and is expected to continue to have an adverse effect beyond March 31, 2020 primarily as a result of lower volumes and sales. While the Company cannot predict the duration or the severity of the COVID-19 pandemic or the impact it will continue to have on Valvoline's business, results of operations, or liquidity, it is important to share the impact to-date, how the Company's response is progressing, and how Valvoline's results and financial condition may change going forward.

Retail and Manufacturing Operations

As automotive maintenance has generally been deemed essential business during the pandemic, Valvoline has substantially maintained its operations and continued to serve its customers to help engines run and necessary vehicles remain reliably on the road. Valvoline’s wholly-owned lubricant blending and packaging plants and company-owned Quick Lubes retail service center stores have remained open and operational during the pandemic. Over 97% of Valvoline's franchised service center stores have remained open, with certain franchises reducing hours or temporarily closing at the discretion of the respective independent operators. The Company remains committed to keeping as many of its stores open as possible for the communities they serve. Short-term incremental pay and benefit programs, including additional paid sick leave and increased pay rates for hourly and salaried store employees were introduced in Quick Lubes to recognize front-line Company team members. In response to the abrupt decline in miles driven due to restrictions and the resulting significant volume and sales declines in the second half of March and continuing in April and to date, Valvoline has responded quickly, including flexing store labor at company-owned retail service center stores and adjusting shifts across its lubricant blending and packaging plants and throughout its distribution networks. In China, after a temporary suspension, construction on the lubricants plant resumed in March 2020 with its opening expected in early fiscal 2021.

Remote Work Arrangements

Valvoline took global actions designed to help further prevent the spread of COVID-19, including implementing work-from-home arrangements. Beginning March 18, 2020, employees other than those in Valvoline's retail service center stores, production and distribution facilities began working remotely in virtually all locations globally except China where work-from-home protocols were implemented earlier and substantially ended in March. These remote work arrangements remain in place and have been designed to allow for continued operation of certain business-critical functions, including financial reporting systems and internal control, which have incorporated remote work arrangements using appropriate digital tools.

Liquidity

Valvoline's revenues are primarily generated from the sale and service delivery of engine and automotive maintenance products to its customers. Accordingly, recent declines in miles driven as a result of a reduction in the ability or willingness to travel due to the COVID-19 pandemic has and is expected to continue to adversely impact Valvoline's volumes and results of operations. Miles driven were significantly lower due to the COVID-19 pandemic, which is estimated to have impacted most of Valvoline's key markets by late March 2020 and continued into April and to-date. While management believes Valvoline has sufficient liquidity to meet its operating cash needs, required pension and other postretirement plan contributions, debt servicing obligations, and tax-related and other contractual commitments for the next twelve months, certain precautionary steps were taken as outlined herein in response to the COVID-19 pandemic to strengthen the Company's cash position.

As a precautionary measure to enhance financial flexibility in response to the uncertainty resulting from the COVID-19 pandemic, the Company borrowed under its Revolver and Trade Receivables Facility to increase its cash balance by $540 million in late March. As of March 31, 2020, Valvoline had nearly $775 million in cash and cash equivalents available for working capital, general corporate purposes, or other purposes permitted under its borrowing facilities. Further, Valvoline suspended its share repurchase program and is taking other steps to preserve cash, including limiting or deferring certain non-essential operating expenses and delaying certain capital expenditures, while continuing to invest in high-return, long-term strategic growth initiatives. Since drawing from its credit facilities in March, the Company has not used any of the related cash proceeds.

To further increase liquidity, Valvoline amended its Trade Receivables Facility on April 22, 2020, to modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s remaining borrowing capacity to $85 million based on the availability of eligible receivables. As a result, the Company has access to more than $875 million in total liquidity, including approximately $775 million of cash and cash equivalents on hand at the end of April, with no meaningful maturities of its outstanding borrowings until 2024. The Company continues to evaluate options to enhance its liquidity and financial flexibility.

COVID-19 Relief

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other provisions, the CARES Act includes forms of payroll and income tax relief for corporations. Enactment of the CARES Act did not have a material impact on the Company's condensed consolidated financial statements as of and for the three and six months ended March 31, 2020. The Company continues to examine the impacts the CARES Act may have on its business and condensed consolidated financial statements and currently expects modest cash flow benefits in fiscal 2020 and 2021 related to the deferred payment of certain employer payroll-related taxes and accelerated tax deductions. Additionally, other non-U.S.

governments are providing various forms of COVID-19 relief, which Valvoline is monitoring and evaluating to determine whether the Company may qualify for additional benefits.

Enhanced Safety Standards

Valvoline's priority remains the health and safety of its employees, customers and business partners. Quick Lubes drive-through, stay-in-your-car service experience previously produced minimal contact with customers, and the Company took additional actions to modify in-store procedures to further reduce contact between store teams and customers. Procedures in Valvoline's plants, service center stores and offices have also been modified to encourage social distancing and proper handwashing, increase cleaning cycles, adjust labor and shifts, and provide protective equipment. Valvoline has taken actions designed to help further prevent the spread of COVID-19, including restricting travel and implementing broad work-from-home protocols, in addition to following government regulations in each of its locations.

Franchisee Support

Valvoline is providing its franchisees with flexibility to respond to the evolving circumstances of the COVID-19 pandemic. Certain franchisees elected to reduce store operating hours or temporarily close some stores in order to better align to local changes in demand. Additionally, other operational changes were made to in-store operating procedures, enhancing the safe operating environment already afforded through Valvoline's stay-in-your-car service experience. Valvoline's franchises were provided access to detailed information on stimulus-related provisions and federal employee assistance programs that may be utilized to provide financial relief. Valvoline is also providing various types of financial assistance to support the long-term health of its Quick Lubes franchisee network, including providing low-interest term loans, waiving royalties for one-and-a-half months, and temporarily extending payment terms to provide increased financial flexibility and enable franchisees to better support their employees and customers as a result of the impact of the COVID-19 pandemic. Valvoline does not expect these actions to have an impact on its ability to meet its cash needs in the ordinary course, or to comply with the covenants under its debt obligations.

COVID-19 Support

Valvoline made contributions to relief and response funds in the U.S. and China and donated protective equipment in China, India and the U.S. Valvoline's support also extended to its customers, as orders were supplied and delivered with the same on-time metrics through no-contact deliveries, and in some cases, extended payment terms were permitted. Valvoline provided benefits to its employees to cover the cost of COVID-19 testing, promoted its telehealth benefits, amended its savings plan to enhance hardship loan eligibility and payment terms, and provided additional paid sick leave for quarantined employees.

Forward Looking Information

Given the unprecedented and rapidly evolving uncertainty related to COVID-19, Valvoline withdrew all previously-issued fiscal 2020 guidance on March 24, 2020. In the near term, the COVID-19 pandemic is expected to have a significant adverse impact on Valvoline's business and results of operations for the three months ending June 30, 2020. The full impact of the COVID-19 pandemic on Valvoline will depend on future developments, such as and among others, the ultimate duration and severity of the outbreak, its impact on suppliers, consumers, franchisees, retailers, installers, distributors and other customers, how quickly normal economic conditions, including miles driven and the demand for Valvoline's products and services can resume, and whether the pandemic leads to recessionary conditions in any key markets.

While the potential magnitude and duration of the business and economic impacts of COVID-19 are uncertain, assuming the phased reduction of restrictions continues throughout the third fiscal quarter, this may lead to gradual, but modest improvements in miles driven over the coming months. Based on third-party estimates, miles driven continues to be significantly depressed in April though there have been early signs suggesting modest improvements late in the month. Likewise, volumes were substantially down across Valvoline's reportable segments in the first half of April 2020 with recent trends showing some early signs of improvement in the second half of the month though still below pre-COVID levels. Although no assurance can be given, management expects this, together with its competitive advantages and brand strength, strong balance sheet, liquidity position, and the Company’s operating plan, will provide sufficient liquidity for the Company to be well-positioned to manage through challenging operating conditions and eventual recovery to fund operations for at least the next twelve months. If there is a prolonged reduction in miles driven or deferrals of preventative maintenance, management may be required to take additional actions to protect the ongoing operations of the business, which could include further reductions in operating expenses and spend, among other measures.

For additional information on the impact and potential impact of COVID-19 on Valvoline, refer to Item 1A of Part II of this Quarterly Report on Form 10-Q.

SECOND FISCAL QUARTER 2020 OVERVIEW

The following were the significant events for the second fiscal quarter of 2020, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $63 million and diluted earnings per share of $0.33 in the three months ended March 31, 2020, which were flat over the prior year despite facing reduced volumes and sales from the early impacts of the COVID-19 pandemic.

•Quick Lubes saw lower transactions in March at the onset of the COVID-19 pandemic, which coupled with an increased allocation of shared corporate costs, resulted in lower segment profitability from the prior year.

•Core North America profitability benefited from lower raw material costs and improvements from the operating expense reduction program launched last fiscal year, while the COVID-19 impacts on the segment in the quarter were generally limited.

•International volumes and sales declined 9% and 14%, respectively, from the prior year quarter associated with disruption from the COVID-19 pandemic that spread from China in late January and expanded to most regions by the end of March. China sales and volume trends improved in March and construction on the lubricant plant resumed with the cessation of local work-from-home protocols.

•The Company completed the issuance of 4.250% 2030 Notes with an aggregate principal amount of $600 million and used the proceeds to redeem its 5.500% 2024 Notes with an aggregate principal amount of $375 million and pay related expenses and fees, prepay $100 million of its Term Loan and use the remainder for general corporate purposes.

•During the second fiscal quarter of 2020, the Company paid a $0.113 per share cash dividend and repurchased approximately 3 million shares of Valvoline common stock for $60 million prior to suspending share repurchases in late March 2020.

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

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-owned and franchised store counts and same-store sales; lubricant volumes sold by unconsolidated joint ventures; and total lubricant volumes sold and percentage of premium lubricants sold. Management believes these measures are useful to evaluating and understanding Valvoline’s operating performance and should be considered as supplements to, not substitutes for, Valvoline's sales and operating income, as determined in accordance with U.S. GAAP.

Sales in the Quick Lubes reportable segment are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the end of period store counts and activity. Same-store-sales ("SSS") is defined as sales by Quick Lubes service center stores (company-owned, franchised and the combination of these for system-wide SSS), with new stores excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize. Differences in SSS are calculated to determine the percentage change between comparative periods. Quick Lubes revenue is limited to sales at company-owned stores, sales of lubricants and other products to independent franchisees and Express Care operators, and royalties and other fees from franchised stores. Although Valvoline does not recognize store-level sales from franchised stores as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes system-wide and franchised SSS comparisons and store counts are useful to assess the operating performance of the Quick Lube reportable segment and the operating performance of an average Quick Lubes store.

Lubricant volumes sold by unconsolidated joint ventures are used to measure the operating performance of the International operating segment. Valvoline does not record lubricant sales from unconsolidated joint ventures as International reportable segment revenue. International revenue is limited to sales by Valvoline's consolidated affiliates. Although Valvoline does not record sales by unconsolidated joint ventures as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes lubricant volumes including and sold by unconsolidated joint ventures is useful to assess the operating performance of its investments in joint ventures.

Management also evaluates lubricant volumes sold in gallons by each of its reportable segments and premium lubricant percentage, defined as premium lubricant gallons sold as a percentage of U.S. branded lubricant volumes for the Quick Lubes and Core North America segments and as a percentage of total segment lubricant volume for the International segment. Premium lubricant products generally provide a higher contribution to segment profitability and the percentage of premium volumes is useful to evaluating and understanding Valvoline’s operating performance.

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended March 31				Six months ended March 31
	2020		2019		2020		2019
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$578	100.0%	$591	100.0%	$1,185	100.0%	$1,148	100.0%
Gross profit	$207	35.8%	$203	34.3%	$418	35.3%	$386	33.6%
Net operating expenses	$90	15.6%	$107	18.1%	$197	16.6%	$203	17.7%
Operating income	$117	20.2%	$96	16.2%	$221	18.6%	$183	15.9%
Net income	$63	10.9%	$63	10.7%	$136	11.5%	$116	10.1%

Sales

Sales for the three months ended March 31, 2020 decreased $13 million, or 2% compared to the three months ended March 31, 2019. Sales for the six months ended March 31, 2020 increased $37 million, or 3%, compared to the six months ended March 31, 2019. The following table provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended March 31, 2020	Six months ended March 31, 2020
Mix and price	$16	$46
Volume	(29)	(11)
Currency exchange	(5)	(7)
Acquisitions	5	9
Change in sales	$(13)	$37

For the three months ended March 31, 2020, lubricant gallons sold decreased 6% to 41.7 million, negatively impacting sales as the volume declines in Quick Lubes and International from the COVID-19 slowdown coupled with volume declines in the installer and retail channels in Core North America. These declines were partially offset by the benefit of mix improvements primarily as a result of premium product mix improvements in Quick Lubes and Core North America, increased non-oil change services in Quick Lubes and improved channel mix in Core North America.

Key drivers of the increase in sales for the six months ended March 31, 2020 compared to the prior year period were channel and product mix improvements in Core North America, mix improvements in Quick Lubes, which drove higher average ticket, and the benefit of the Eastern European acquisition completed in late fiscal 2019. Lubricant gallons sold decreased 2% to 85.1 million, which unfavorably impacted sales as the volume declines in Core North America and International more than offset the impact of volume gains in Quick Lubes. Also negatively impacting sales for the six months ended March 31, 2020 was unfavorable currency exchange.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit for the three months ended March 31, 2020 increased $4 million compared to the three months ended March 31, 2019, while gross profit increased $32 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The table below provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended March 31, 2020	Six months ended March 31, 2020
Volume and mix	$(3)	$17
Price and cost	8	16
Currency exchange	(2)	(2)
Acquisitions	1	1
Change in gross profit	$4	$32

For the three and six months ended March 31, 2020, the increases in gross profit were largely driven by the benefits from the operating expense reduction program that began in fiscal 2019 and to a lesser extent, favorable adjustments to promotion-related cost estimates and a more stable and favorable raw material cost environment. Mix improvements in products and services, in addition to channel mix in Core North America also contributed to gross profit improvements in each period and more than offset the declines in volume as a result of the COVID-19 slowdown during the three months ended March 31, 2020.

The increases in gross profit margin of 1.5% and 1.7% for the three and six months ended March 31, 2020, respectively, compared to the prior year periods were primarily driven by a more favorable cost structure primarily as a result of the operating expense reduction program and benefits from the current raw material and cost environment. The benefits from mix improvements also contributed to the increase in the six months ended March 31, 2020.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended March 31				Six months ended March 31
	2020		2019		2020		2019
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$96	16.6%	$113	19.1%	$213	18.0%	$218	19.0%
Net legacy and separation-related expenses (income)	—	—%	3	0.5%	(1)	(0.1)%	3	0.3%
Equity and other income, net	(6)	(1.0)%	(9)	(1.5)%	(15)	(1.3)%	(18)	(1.6)%
Net operating expenses	$90	15.6%	$107	18.1%	$197	16.6%	$203	17.7%

Selling, general and administrative expenses decreased $17 million and $5 million in the three and six months ended March 31, 2020, respectively, compared to the prior year periods. These declines were largely driven by decreases in compensation-related expenses, primarily due to reduced full year earnings expectations and reduced travel expense resulting from the impacts of the COVID-19 pandemic. In addition, restructuring and related expenses were lower due to the commencement of the cost savings program in the prior year. These decreases were partially offset by higher rent expense due to the reclassification of a build-to-suit arrangement in adoption of the lease accounting standard, in addition to increased software and hardware costs.

Net legacy and separation-related expenses decreased $3 million and $4 million for the three and six months ended March 31, 2020, respectively, compared to the prior year periods primarily related to adjustments of indemnities estimated to be due under the Tax Matters Agreement.

Equity and other income, net decreased $3 million in the three and six months ended March 31, 2020 compared to the prior year periods. The declines were primarily driven by lower profit contributions from unconsolidated joint ventures as a result of the widespread COVID-19 pandemic, in addition to incentives received during the prior year for operating in a free trade zone outside the U.S.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and six months ended March 31, 2020 increased $6 million and $13 million, respectively, from the prior year periods. This increase is generally due to lower interest cost and improved asset performance as a result of the most recent remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased by $19 million and $18 million during the three and six months ended March 31, 2020, respectively, compared to the prior year periods. These increases were primarily due to the loss on extinguishment in connection with the redemption of the 2024 Notes in early March 2020.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended March 31		Six months ended March 31
(In millions)	2020	2019	2020	2019
Income tax expense	$25	$17	$49	$36
Effective tax rate percentage	28.4%	21.3%	26.5%	23.7%

The increase in effective tax rates for the three and six months ended March 31, 2020 compared to the prior year periods was principally attributed to tax reform legislation, which resulted in unfavorable discrete activity in the current year periods due to legislation enacted in India, while the clarification of certain provisions of Kentucky tax reform legislation drove favorable discrete activity in the prior year periods. Higher pre-tax earnings also led to increased tax expense in the current year periods.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended March 31		Six months ended March 31
(In millions)	2020	2019	2020	2019
Net income	$63	$63	$136	$116
Income tax expense	25	17	49	36
Net interest and other financing expenses	38	19	54	36
Depreciation and amortization	15	14	31	28
EBITDA	141	113	270	216
Net pension and other postretirement plan income (a)	(9)	(3)	(18)	(5)
Net legacy and separation-related expenses (income)	—	3	(1)	3
Acquisition and divestiture-related costs	2	—	2	—
Restructuring and related expenses	—	8	1	8
Business interruption expenses	—	1	—	1
Adjusted EBITDA	$134	$122	$254	$223

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

The increases in adjusted EBITDA of $12 million and $31 for the three and six months ended March 31, 2020, respectively, were primarily the result of lower expenses, including decreased incentive compensation costs due to lower full year earnings expectations as a result of the impacts of COVID-19, benefits from the operating expense reduction program that began last year, and lower raw material costs. The expense reductions coupled with mix benefits in Quick Lubes and Core North America to more than offset the unfavorable volume impacts primarily as a result of the COVID-19 pandemic.

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

	Company-owned
	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019
Beginning of period	524	519	501	483	471
Opened	7	2	12	4	7
Acquired	1	7	6	13	5
Net conversions between company-owned and franchised	4	(4)	—	1	—
Closed	—	—	—	—	—
End of period	536	524	519	501	483

	Franchised (a)
	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019
Beginning of period	883	866	851	844	830
Opened	8	13	15	11	15
Acquired	—	—	—	—	—
Net conversions between company-owned and franchised	(4)	4	—	(1)	—
Closed	(4)	—	—	(3)	(1)
End of period (b)	883	883	866	851	844

Total stores	1,419	1,407	1,385	1,352	1,327

(a)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
(b)Included in the end of period store count as of March 31, 2020 were 26 franchised service center stores temporarily closed at the discretion of the respective independent operators due to the impacts of COVID-19.

The year over year change of 92 net new company-owned and franchised stores was the result of 65 net openings and 27 acquired stores. Organic service center store growth was primarily related to new company-owned service center store openings and franchisee expansion in key markets.

The following table summarizes the results of the Quick Lubes reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2020	2019	2020	2019
Sales	$212	$200	$430	$389
Operating income	$40	$44	$78	$82
Depreciation and amortization	$10	$9	$20	$17
Gross profit as a percent of sales (a)	36.6%	39.6%	37.0%	39.0%
Operating income as a percent of sales	18.9%	22.0%	18.1%	21.1%

Operating information
Lubricant sales gallons	7.1	7.0	14.4	13.5
Premium lubricants (percent of U.S. branded volumes)	67.5%	64.6%	67.0%	64.2%
Same-store sales growth (b) - Company-owned	0.5%	10.2%	3.4%	10.0%
Same-store sales growth (b) - Franchised (c)	0.8%	11.2%	5.2%	10.5%
Same-store sales growth (b) - Combined (c)	0.7%	10.8%	4.5%	10.3%

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

Quick Lubes sales increased $12 million, or 6%, for the current quarter compared to the prior year quarter. Sales increased $41 million, or 11%, for the six months ended March 31, 2020 compared to the prior year period. Premium mix improvements and increases in non-oil change services combined to improve average ticket and increase sales for the three and six months ended March 31, 2020. Volumes were impacted in March due to limited travel as a result of shelter-in-place directives implemented across North America in response to COVID-19. Substantially all service center stores remained open, with fewer transactions adversely impacting year-over-year sales.

Gross profit margin decreased 3.0% and 2.0% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods. Gross profit margin was negatively impacted by increased labor costs, including those during the onset of the COVID-19 pandemic, in addition to higher costs associated with the ramp up phase of newly-built company stores within their first year of operation.

Operating income decreased $4 million during the three and six months ended March 31, 2020 compared to the prior year periods. Lower transactions in March at the beginning of the COVID-19 pandemic coupled with increased costs, including labor and the allocation of shared corporate costs, drove lower operating income.

Core North America

The following table summarizes the results of the Core North America reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2020	2019	2020	2019
Sales	$238	$243	$486	$475
Operating income	$47	$40	$93	$71
Depreciation and amortization	$4	$4	$8	$8
Gross profit as a percent of sales (a)	37.2%	34.2%	36.7%	33.0%
Operating income as a percent of sales	19.7%	16.5%	19.1%	14.9%

Operating information
Lubricant sales gallons	20.9	22.4	42.3	44.1
Premium lubricants (percent of U.S. branded volumes)	57.7%	53.5%	56.8%	51.7%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.

Core North America sales decreased $5 million, or 2%, in the current quarter compared to the prior year quarter. Sales declines in the three months ended March 31, 2020 were primarily due to the Company's decision to not renew lower-margin installer channel business and lower branded volumes within the retail channel, as expected. Sales increased $11 million, or 2%, in the six months ended March 31, 2020 compared to the prior year period though volumes declined. Sales and volume decreases in the six months ended March 31, 2020 primarily related to the timing of distributor sales in addition to declines in lower-margin business. Partially offsetting volume declines in the three months ended March 31, 2020 and more than offsetting volume declines in the six months ended March 31, 2020 were product and channel mix improvements in addition to favorable adjustments to trade and promotion cost estimates. Ordering patterns across channels began to decline toward the end of March 2020 due to COVID-19, with more pronounced impacts expected to adversely affect segment results beginning in April as lower volumes of orders are fulfilled.

Gross profit margin increased 3.0% and 3.7% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods. Benefits from the more favorable cost structure primarily as a result of the operating expense reduction program that began last fiscal year in addition to lower raw material costs, as well as product and channel mix improvements favorably impacted gross profit margin.

Operating income increased $7 million and $22 million during the three and six months ended March 31, 2020, respectively, compared to the prior year periods. Improved profitability was primarily result of the benefits of the operating expense reduction program, and to a lesser degree, lower raw material costs and favorable mix.

International

The following table summarizes the results of the International reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2020	2019	2020	2019
Sales	$128	$148	$269	$284
Operating income	$18	$23	$38	$41
Depreciation and amortization	$1	$1	$3	$3
Gross profit as a percent of sales (a)	30.2%	27.8%	29.4%	27.5%
Operating income as a percent of sales	14.1%	15.5%	14.1%	14.4%

Operating information
Lubricant sales gallons (b)	13.7	15.0	28.4	28.8
Lubricant sales gallons, including unconsolidated joint ventures (c)	22.3	24.9	47.8	49.1
Premium lubricants (percent of lubricant volume)	27.7%	28.1%	26.7%	28.3%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Excludes volumes from unconsolidated subsidiaries.
(c)Valvoline's unconsolidated joint ventures are distinct legal entities and Valvoline does not consolidate the result of operations of its unconsolidated joint ventures.

International sales decreased $20 million, or 14%, for the current quarter compared to the prior year quarter. Sales decreased $15 million, or 5%, during the six months ended March 31, 2020 compared to the prior year period. The declines in sales for both periods were largely driven by lower volumes and an unfavorable currency exchange impact that more than offset the benefits from the Eastern European acquisition completed in late fiscal 2019. The International reportable segment was impacted by COVID-19 for the majority of the quarter, beginning in China in late January and expanding to most regions by the end of March.

Gross profit margin increased 2.4% and 1.9% for the three and six months ended March 31, 2020, respectively, primarily as a result of a more stable and favorable raw material cost environment during the periods.

Operating income decreased $5 million and $3 million during the three and six months ended March 31, 2020, respectively, primarily due to lower volumes and increased advertising and promotional expenses, partially offset by margin improvements. For the three months ended March 31, 2020, the decline was also driven by a decreased contribution from unconsolidated joint ventures attributed to the COVID-19 pandemic.

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

As of March 31, 2020, the Company had $774 million in cash and cash equivalents, of which approximately $79 million was held by Valvoline’s non-U.S. subsidiaries. The Company has various means to deploy cash with low tax consequences in the locations where it is needed due to U.S. tax reform legislation enacted in fiscal 2018.

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$154	$134
Investing activities	(71)	(85)
Financing activities	537	(20)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(4)	—
Increase in cash, cash equivalents, and restricted cash	$616	$29

Operating activities

The increase in operating cash flows for the six months ended March 31, 2020 compared to the prior year was primarily due to improved earnings in the current year.

Investing activities

The decrease in cash flows used in investing activities for the six months ended March 31, 2020 compared to the prior year was primarily due to lower cash consideration paid for acquisitions of $24 million, partially offset by increases in capital expenditures of $9 million.

In response to the COVID-19 pandemic, Valvoline is taking steps to preserve cash, including delaying certain capital expenditures. The Company is currently planning to defer approximately $20 million from its prior estimates of capital spend in fiscal 2020, while investments in high-return, long-term strategic growth initiatives are planned to continue. These investments include expanding the Quick Lubes store network and completing construction of the Company's first blending and packaging plant in China, which is expected to open in early fiscal 2021.

Financing activities

The increase in cash flows from financing activities for the six months ended March 31, 2020 compared to the prior year period was primarily driven by increased borrowing activity in response to the COVID-19 pandemic to provide enhanced financial flexibility from borrowings of $540 million under the Revolver and Trade Receivables Facility.

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

	Six months ended March 31
(In millions)	2020	2019
Cash flows provided by operating activities	$154	$134
Additions to property, plant and equipment	(57)	(48)
Free cash flow	$97	$86

As of March 31, 2020, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $983 million compared to $389 million as of September 30, 2019. Liquid assets (cash, cash equivalents, and accounts receivable) were 281% of current liabilities as of March 31, 2020 and 132% at September 30, 2019. The increase in working capital is primarily related to increases in cash and inventory and the decrease in accrued compensation-related expenses primarily due to reduced full year earnings expectations from the impacts of the COVID-19 pandemic, partially offset by lower receivables.

Debt

As of March 31, 2020 and September 30, 2019, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $2.0 billion and $1.3 billion, respectively, comprised of loans and revolving facilities. Approximately 50% of Valvoline’s outstanding borrowings as of March 31, 2020 had fixed rates, with the remainder bearing variable interest rates. As of March 31, 2020, Valvoline was in compliance with all covenants of its debt obligations.

On January 31, 2020, the Company amended the Trade Receivables Facility to extend the maturity date to November 19, 2021. On April 22, 2020, Valvoline amended the Trade Receivables Facility to modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s eligible borrowing capacity. The amendment also requires the Trade Receivables Facility to maintain an amount equal to the lesser of 50 percent of the unchanged total borrowing capacity and the borrowing base from the availability of eligible receivables. Subsequent to the amendment of the Trade Receivables Facility, the Company had a combined total of $103 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility.

On February 25, 2020, Valvoline completed the issuance of 4.250% 2030 Notes with an aggregate principal amount of $600 million. The net proceeds from the offering of $592 million (after deducting initial purchasers’ discounts and debt issuance costs) were used to fund the redemption of all of the outstanding 5.500% 2024 Notes at an aggregate redemption price, including a redemption premium and unpaid accrued interest, of $394 million, repay $100 million of indebtedness under the Term Loan, and pay related fees and expenses. The remaining net proceeds are expected to fund general corporate purposes, including acquisitions, repayment of indebtedness, working capital needs, and capital expenditures. In response to the COVID-19 pandemic, the Company is utilizing the remaining net proceeds to preserve cash and cash equivalents and maintain liquidity.

On May 6, 2020, the Company entered into a five-year credit agreement for approximately $40 million to finance the completion of construction of the blending and packaging plant in China. Borrowings will bear interest at the local prime rate less the applicable interest rate margin and will be secured by the assets underlying the project.

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases and dividend payments

During the three and six months ended March 31, 2020, the Company repurchased approximately 3 million shares of its common stock for $60 million under the share repurchase authorization approved by the Board of Directors on January 31, 2018 (the “2018 Share Repurchase Authorization”). The Company suspended its share repurchase program in late March 2020 to conserve liquidity in response to the COVID-19 pandemic. As of March 31, 2020, the Company had $15 million remaining under the 2018 Share Repurchase Authorization and will continue to evaluate conditions of resuming its share repurchase program when appropriate.

During the six months ended March 31, 2020, the Company paid $42 million of cash dividends for $0.226 per common share. On April 22, 2020, the Board of Directors declared a quarterly cash dividend of $0.113 per share of Valvoline common stock payable on June 15, 2020 to shareholders of record on May 29, 2020. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

Restructuring and related expenses

During the second fiscal quarter of 2019, Valvoline outlined a broad-based restructuring and cost-savings program expected to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Part of this program includes employee separation actions, which were generally completed during 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

Since program inception, Valvoline recognized cumulative restructuring and related expenses of $15 million, with $1 million recognized in the six months ended March 31, 2020. The Company does not expect to incur material remaining costs from these actions. Restructuring expenses include employee severance and termination benefits provided to employees pursuant to the restructuring program. Restructuring-related expenses consist of those costs beyond those normally included in restructuring and incremental to the Company’s normal operating costs. These restructuring-related costs were expensed as incurred and primarily related to third-party professional service fees incurred in connection with execution of the restructuring program.

Results by segment do not include these restructuring and related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses were included in Unallocated and other.

Valvoline’s restructuring actions remain on track and are expected to generate annualized pre-tax savings of approximately $40 million to $50 million with benefits realized during the first six months of 2020 and full savings expected to be delivered by the end of fiscal 2020. The ongoing annual savings are anticipated to benefit operating expenses, including Cost of sales and Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income, with a portion expected to be reinvested in the business to provide flexibility to address the ongoing market dynamics in Core North America and to invest in growth opportunities.

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional details regarding this restructuring program.

Contractual obligations and other commitments

The following table sets forth Valvoline’s obligations and commitments to make future payments under existing agreements as of March 31, 2020. Excluded from the table are contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.

		Remainder of	1-3	3-5	More than
(In millions)	Total	fiscal 2020	years	years	5 years
Contractual obligations (a)
Long-term debt	$2,016	$—	$105	$911	$1,000
Interest payments (b)	443	25	133	118	167
Operating lease obligations	316	21	75	63	157
Financing lease obligations	70	3	11	11	45
Employee benefit obligations (c)	102	7	19	17	59
Loans to franchisees (d)	19	19	—	—	—
Purchase commitments	16	5	11	—	—
Total contractual obligations	$2,982	$80	$354	$1,120	$1,428

(a)Other long-term liabilities of approximately $121 million are excluded from this table as the uncertainty related to the amount and period of cash settlements prevents the Company from making a reasonably reliable estimate. These other long-term liabilities include the Company’s net obligations to its former parent company, deferred compensation, unrecognized tax benefits, and self-insurance liabilities that primarily related to workers’ compensation claims, among others.
(b)Interest expense on both variable and fixed rate debt assuming no prepayments, with variable interest rates assumed to remain constant through the end of the term at the rates that existed as of March 31, 2020.
(c)Estimated funding of pension plans, as well as projected benefit payments for Valvoline’s unfunded pension plans for the remainder of fiscal 2020 through fiscal 2029. Excludes benefit payments from pension plan trust funds.
(d)Committed funding to franchisees based on executed loan agreements as of March 31, 2020.

Summary

As of March 31, 2020, cash and cash equivalents totaled $774 million, total debt was $2.0 billion, and total remaining borrowing capacity was $46 million, which increased to $103 million subsequent to the amendment of the Trade Receivables Facility in April 2020. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2019. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

Management believes that the Company has sufficient liquidity based on its current cash and cash equivalents position, cash generated from business operations, and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other contractual commitments, and operating requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and the impacts on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no changes to critical accounting policies and estimates in the six months ended March 31, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and except for the broad effects of the COVID-19 pandemic, there have been no material changes to market risks in the six months ended March 31, 2020. Refer to Item 2 of Part I and Item 1A of Part II within this Quarterly Report on Form 10-Q for discussion of current market conditions and risks to Valvoline's business and financial performance resulting from the COVID-19 pandemic.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting. As a result of the COVID-19 pandemic, many employees began working remotely in March 2020. These changes to the working environment did not have a material effect on Valvoline's internal controls over financial reporting during the most recent quarter.

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

ITEM 1A. RISK FACTORS

Information about the Company's risk factors is contained in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Except for the addition of the risk factor set forth below, at March 31, 2020, there have been no material changes to the Company's risk factors previously disclosed.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus, may disrupt Valvoline’s business and operations, which could materially affect Valvoline’s financial condition, results of operations and forward-looking expectations.

Pandemics, epidemics or disease outbreaks in the United States or globally, may disrupt Valvoline’s business, which could materially affect its results of operations, financial condition and forward-looking expectations. In December 2019, a novel strain of coronavirus ("COVID-19") was identified in Wuhan, China. Since then, COVID-19 has spread globally to most countries and all 50 states within the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has negatively impacted Valvoline's business and results of operations, and adverse impacts are expected in future periods, which Valvoline is unable to predict due to numerous uncertainties, including the duration and severity of the pandemic.

Specifically, as governments implemented lockdowns and stay-at-home guidelines in response to COVID-19, miles driven were estimated to be significantly down in most of Valvoline’s key markets by late March 2020 and continued into April and to-date, resulting in lower volumes across Valvoline's reportable segments. In February 2020, Valvoline temporarily halted construction of its lubricants plant in China and implemented work-from-home protocols for employees in its China office due to the impact of COVID-19. Construction on the lubricants plant resumed and work-from-home protocols in China largely ended in early March 2020. Beginning March 18, 2020, Valvoline temporarily closed its corporate headquarters in Lexington, Kentucky, while implementing work-from-home protocols. Employees, other than those in Valvoline's retail service center stores, production and distribution facilities, began working remotely in virtually all locations globally, except China, where work-from-home protocols were implemented earlier and substantially ended in March. In addition, all non-essential travel has been restricted. While Valvoline has a distributed workforce and many employees are accustomed to working remotely or with other remote employees, the suspension of travel and doing business in-person could negatively impact the Company's marketing efforts, challenge the ability to enter into customer contracts in a timely manner, or create operational or other challenges, including telecommuting issues, as the Company adjusts to a large remote workforce, any of which could harm Valvoline's business. At Quick Lubes service center stores, changes were made requiring employees to wear protective equipment and modifying certain in-store procedures to further reduce direct contact from Valvoline's stay-in-your-car service experience. Although it has not yet done so, Valvoline may voluntarily elect or be required to temporarily close or reduce operations at its Quick Lubes service center stores, lubricant blending and packaging plants or remove its employees and personnel from the field for their protection. COVID-19 has also had a negative impact on Valvoline’s franchisees. Certain franchises reduced hours or temporarily closed at the discretion of the respective independent operator. Failure of one or more franchisees would have an adverse impact on Valvoline’s business due to its dependence on their growth, financial and operating performance. During the COVID-19 pandemic, Valvoline has seen an increase in attempts to breach its information technology systems with the implementation of work-from-home protocols, including cyber-security threats such as phishing, spam emails, hacking, social engineering, and malicious software, increasing the risks associated with a breach of or failure of Valvoline’s information technology systems.

The Company expects to ultimately implement return to office plans for its current remote workforce and minimize travel restrictions based upon multiple factors, including government mandates, guidelines issued by public health authorities, and the location and job responsibilities of specific Company personnel. Though these plans may be implemented in stages over an extended period of time, the Company may nevertheless experience operational disruptions when employees return to the office. While certain locations have started to relax shelter in place orders, the impact of these initiatives, including their sustainability is uncertain.

These impacts and any additional developments as a result of COVID-19, or other pandemics, epidemics or disease outbreaks have, and may continue to, materially adversely affect Valvoline’s business or results of operations, and may impact Valvoline’s liquidity or financial condition, and forward-looking expectations, particularly if they are in place for an extended period of time. The spread of COVID-19 may materially adversely affect Valvoline’s ability to implement its growth plans, including, without limitation, delay construction or acquisition of new Quick Lubes service center stores; negatively impact Valvoline’s ability to successfully execute plans to enter into new markets; reduce demand for Valvoline’s products; cause Valvoline to experience inefficiencies in the supply chain, including but not limited to, the delivery of products and services to Valvoline’s customers, receipt of raw materials from suppliers or increased costs of raw materials; or negatively impact Valvoline’s ability to maintain operations.

Valvoline continues to monitor its operations, the operations of its customers, suppliers, franchisees and various government recommendations. The extent to which the spread of COVID-19 impacts Valvoline’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and the severity of the spread of COVID-19 and the actions to contain the virus or treat its impact, among others. These events, if they continue to grow in scope, intensify in severity or are sustained for a longer period of time, could result in a period of business and manufacturing disruption, inventory shortage, and reduced sales and profitability, any of which may materially adversely affect Valvoline’s business or results of operations. While the potential economic impact resulting from and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company’s ability to access capital and, in the future, negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect Valvoline’s business. Such economic recession could have a material adverse effect on the Company’s long-term business as the Company’s customers reduce miles driven and reduce their overall spending on Valvoline products and services. To the extent the COVID-19 pandemic adversely affects the Company’s business and financial results, it may also have the effect of increasing many of the other risks described under the heading “Risk Factors” in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company repurchased 3.4 million shares of its common stock for $60 million pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020.

Share repurchase activity during the three months ended March 31, 2020 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 - January 31, 2020	—	$—	—	$75
February 1, 2020 - February 29, 2020	1,105,278	$21.40	1,105,278	$51
March 1, 2020 - March 31, 2020	2,321,406	$15.57	2,321,406	$15
Total	3,426,684	$17.45	3,426,684

ITEM 6.  EXHIBITS

10.1*
Third Amendment, dated as of April 22, 2020, to the Transfer and Administration Agreement, dated as of November 29, 2016, among Valvoline LLC, Lex Capital LLC, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and PNC Bank National Association, as agent for the Investors.

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

VALVOLINE INC.
(Registrant)

May 7, 2020	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer