Form 10-Q
period 2020-06-30
VALVOLINE INC
filed 2020-08-04
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☑
At July 31, 2020, there were 185,035,286 shares of the registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2020	2019	2020	2019
Sales	$516	$613	$1,701	$1,761
Cost of sales	329	406	1,096	1,168
Gross profit	187	207	605	593

Selling, general and administrative expenses	106	116	319	334
Net legacy and separation-related expenses	1	—	—	3
Equity and other income, net	(8)	(11)	(23)	(29)
Operating income	88	102	309	285
Net pension and other postretirement plan income	(9)	(2)	(27)	(7)
Net interest and other financing expenses	19	19	73	55
Income before income taxes	78	85	263	237
Income tax expense	19	20	68	56
Net income	$59	$65	$195	$181

NET EARNINGS PER SHARE
Basic	$0.32	$0.34	$1.04	$0.96
Diluted	$0.32	$0.34	$1.04	$0.96

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	186	189	187	189
Diluted	186	189	188	189

COMPREHENSIVE INCOME
Net income	$59	$65	$195	$181
Other comprehensive income (loss), net of tax
Currency translation adjustments	10	1	(3)	(1)
Amortization of pension and other postretirement plan prior service credit	(3)	(3)	(7)	(7)
Other comprehensive income (loss)	7	(2)	(10)	(8)
Comprehensive income	$66	$63	$185	$173

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2020	September 30 2019
Assets
Current assets
Cash and cash equivalents	$751	$159
Receivables, net	396	401
Inventories, net	189	194
Prepaid expenses and other current assets	43	43
Total current assets	1,379	797
Noncurrent assets
Property, plant and equipment, net	559	498
Operating lease assets	261	—
Goodwill and intangibles, net	510	504
Equity method investments	39	34
Deferred income taxes	82	123
Other noncurrent assets	133	108
Total noncurrent assets	1,584	1,267
Total assets	$2,963	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$—	$15
Trade and other payables	178	171
Accrued expenses and other liabilities	254	237
Total current liabilities	432	423
Noncurrent liabilities
Long-term debt	1,953	1,327
Employee benefit obligations	350	387
Operating lease liabilities	231	—
Other noncurrent liabilities	185	185
Total noncurrent liabilities	2,719	1,899
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 185 and 188 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	2	2
Paid-in capital	20	13
Retained deficit	(211)	(284)
Accumulated other comprehensive income	1	11
Total stockholders’ deficit	(188)	(258)
Total liabilities and stockholders’ deficit	$2,963	$2,064

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Nine months ended June 30, 2020
					Accumulated other comprehensive income (loss)
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit
	Shares	Amount				Totals
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$(258)
Net income	—	—	—	73	—	73
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Cumulative effect of adoption of new leasing standard, net of tax	—	—	—	1	—	1
Currency translation adjustments	—	—	—	—	8	8
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2019	188	$2	$16	$(231)	$17	$(196)
Net income	—	—	—	63	—	63
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Repurchase of common stock	(3)	—	—	(60)	—	(60)
Currency translation adjustments	—	—	—	—	(21)	(21)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2020	185	$2	$16	$(249)	$(6)	$(237)
Net income	—	—	—	59	—	59
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	4	—	—	4
Currency translation adjustments	—	—	—	—	10	10
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(3)	(3)
Balance at June 30, 2020	185	$2	$20	$(211)	$1	$(188)

	Nine months ended June 30, 2019
					Accumulated other comprehensive income
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit
	Shares	Amount				Totals
Balance at September 30, 2018	188	$2	$7	$(399)	$32	$(358)
Net income	—	—	—	53	—	53
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Cumulative effect of adoption of new revenue standard, net of tax	—	—	—	(13)	—	(13)
Currency translation adjustments	—	—	—	—	(4)	(4)
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at December 31, 2018	188	$2	$8	$(379)	$26	$(343)
Net income	—	—	—	63	—	63
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation, net of issuances	—	—	2	—	—	2
Currency translation adjustments	—	—	—	—	2	2
Amortization of pension and other postretirement prior service credits in income, net of tax	—	—	—	—	(2)	(2)
Balance at March 31, 2019	188	$2	$10	$(336)	$26	$(298)
Net income	—	—	—	65	—	65
Dividends paid, $0.106 per common share	—	—	—	(20)	—	(20)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Currency translation adjustments	—	—	—	—	1	1
Amortization of pension and other postretirement prior service credits in income	—	—	—	—	(3)	(3)
Balance at June 30, 2019	188	$2	$13	$(291)	$24	$(252)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2020	2019
Cash flows from operating activities
Net income	$195	$181
Adjustments to reconcile net income to cash flows from operating activities
Loss on extinguishment of debt	19	—
Depreciation and amortization	48	43
Equity income from unconsolidated affiliates, net of distributions	(3)	(4)
Pension contributions	(9)	(7)
Stock-based compensation expense	8	8
Other, net	4	2
Change in assets and liabilities
Receivables	13	(48)
Inventories	3	(11)
Payables and accrued liabilities	(10)	34
Other assets and liabilities	3	16
Total cash provided by operating activities	271	214
Cash flows from investing activities
Additions to property, plant and equipment	(94)	(73)
Notes receivable, net of repayments	(31)	(2)
Acquisitions of business	(18)	(50)
Other investing activities, net	—	1
Total cash used in investing activities	(143)	(124)
Cash flows from financing activities
Proceeds from borrowings	1,547	745
Payments of debt issuance costs and discounts	(16)	(2)
Repayments on borrowings	(925)	(727)
Premium paid to extinguish debt	(15)	—
Repurchases of common stock	(60)	—
Cash dividends paid	(63)	(60)
Other financing activities	(3)	(5)
Total cash provided by (used in) financing activities	465	(49)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1)	—
Increase in cash, cash equivalents, and restricted cash	592	41
Cash, cash equivalents, and restricted cash - beginning of period	159	96
Cash, cash equivalents, and restricted cash - end of period	$751	$137

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. In the opinion of management, the assumptions underlying the condensed consolidated financial statements for these interim periods are reasonable, and all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise disclosed herein. The results for interim periods are not necessarily indicative of those to be expected for the entire year, particularly in light of the novel coronavirus ("COVID-19") global pandemic and its effects on Valvoline and global economies.

In late December 2019, COVID-19 was identified in Wuhan, China and since that time it has continued to spread globally, including to the United States, leading the World Health Organization to declare a global pandemic and recommend containment and mitigation actions worldwide in March 2020. Since March 31, 2020, the COVID-19 pandemic has continued, and various governments have issued or extended shelter-in-place orders. As of the date of this filing, restrictions are in various phases of being reduced and re-implemented with the resulting impacts being monitored. Valvoline has substantially maintained its operations during the pandemic, and precautionary measures have been taken to protect the Company's employees and customers, maintain liquidity and manage the impacts of reduced volumes.

The COVID-19 pandemic adversely affected Valvoline's results of operations for the three and nine months ended June 30, 2020. Adverse impacts from COVID-19 are expected in future periods, and the extent of certain future impacts cannot be reasonably estimated at this time due to numerous uncertainties, including the duration and severity of the pandemic.

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

In August 2017, the FASB issued accounting guidance, which reduced the complexity of and simplified the application of hedge accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also eases documentation and assessment requirements and modifies certain disclosure requirements. This guidance did not have a material impact on the Company’s condensed consolidated financial statements in the nine months ended June 30, 2020 as Valvoline did not have any existing hedging relationships at adoption on October 1, 2019. Refer to Note 3 for additional information regarding the interest rate swap agreements the Company entered into during the third quarter of fiscal 2020.

Issued but not yet adopted

In June 2016, the FASB issued updated guidance that introduces a forward-looking approach based on expected losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments including trade and other receivables. The new guidance will require entities to incorporate historical, current, and forecasted information into their estimates of expected credit losses. This guidance also includes expanded disclosure requirements about significant estimates and credit quality and will become effective for Valvoline on October 1, 2020. The Company is evaluating the effects of adopting this new accounting guidance, including developing models to estimate expected credit losses, assessing appropriate assumptions, designing changes to its related processes, and evaluating the effects on the condensed consolidated financial statements, which are not currently expected to be material. The impact of adoption will be largely dependent on the credit quality of the Company's receivables outstanding at adoption. The Company evaluates creditworthiness when negotiating contracts, and as the Company's receivables are generally short-term in nature, the timing and amount of credit loss recognized under existing guidance and the new guidance is not expected to differ materially.

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

The following table presents the Company's lease balances:

(In millions)	Location in Condensed Consolidated Balance Sheet	June 30, 2020
Assets
Operating lease assets	Operating lease assets	$261
Finance lease assets	Property, plant and equipment, net	66
Amortization of finance lease assets	Property, plant and equipment, net	(8)
Total leased assets		$319

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$32
Finance lease liabilities	Accrued expenses and other liabilities	3
Noncurrent:
Operating lease liabilities	Operating lease liabilities	231
Finance lease liabilities	Other noncurrent liabilities	60
Total lease liabilities		$326

The following table presents the components of total lease costs:

(In millions)	Location in Condensed Consolidated Statements of Comprehensive Income	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost	Cost of sales and Selling, general and administrative expenses (a)	$11	$33
Finance lease costs
Amortization of lease assets	Cost of sales (a)	1	2
Interest on lease liabilities	Net interest and other financing expenses	1	3
Variable lease cost	Cost of sales and Selling, general and administrative expenses (a)	1	3
Sublease income	Equity and other income, net	(1)	(4)
Total lease cost		$13	$37

(a) Supply chain and retail-related amounts are included in Cost of sales.

Other information related to the Company's leases follows:

(In millions)	Three months ended June 30, 2020	Nine months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$11	$32
Operating cash flows from finance leases	$—	$2
Financing cash flow from finance leases	$1	$1
Lease assets obtained in exchange for lease obligations:
Operating leases	$14	$42
Finance leases	$20	$38

(a) Included within the change in Other assets and liabilities within the Condensed Consolidated Statement of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020:

(In millions)	Operating leases	Finance leases
Remainder of 2020	$11	$1
2021	41	7
2022	39	7
2023	35	7
2024	31	7
Thereafter	166	67
Total future lease payments	323	96
Imputed interest	60	33
Present value of lease liabilities	$263	$63

As of June 30, 2020, Valvoline has additional leases primarily related to its quick lube service center stores that have not yet commenced with approximately $52 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence over the next twelve months and generally have lease terms of 15 years.

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

The future minimum lease payments by fiscal year as determined prior to the adoption of the new lease accounting guidance under the previously designated capital, financing and operating leases as of the fiscal year ended September 30, 2019, were as follows:

(In millions)	Operating leases	Capital leases and financing obligations
2020	$36	$6
2021	32	7
2022	29	7
2023	27	7
2024	23	7
Thereafter	120	50
Total future lease payments (a)	$267	84
Imputed interest		29
Present value of lease liabilities		$55

(a) Future lease payments do not include fixed payments for executory costs, such as taxes, insurance, maintenance and operating expenses.

The following table presents the weighted average remaining lease term and interest rate as of June 30, 2020:

	Operating Leases	Financing Leases
Weighted average remaining lease term (in years)	9.7	13.3
Weighted average discount rate	4.09%	7.45%

Lessor arrangements

Valvoline is the lessor in arrangements to sublease and lease certain properties and equipment. Activity associated with these leases is not material.

NOTE 3 - FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

(In millions)	Fair Value Hierarchy	June 30 2020	September 30 2019
Cash and cash equivalents
Money market funds	Level 1	$294	$—
Time deposits	Level 2	159	59
Prepaid expenses and other current assets
Currency derivatives (a)	Level 2	3	—
Other noncurrent assets
Non-qualified trust funds	Level 1	17	20
Total assets at fair value		$473	$79

Accrued expenses and other liabilities
Currency derivatives (a)	Level 2	$3	$—
Interest rate swap agreements (b)	Level 2	—	—
Total liabilities at fair value		$3	$—

(a)The Company had outstanding contracts with notional values of $125 million and $111 million as of June 30, 2020 and September 30, 2019, respectively.
(b)As of June 30, 2020, the Company’s interest rate swap agreements were in net liability positions with a combined fair value less than $1 million.

There have been no changes in the nature of inputs or valuation approaches relative to the Company's financial assets and liabilities that are accounted for at fair value on a recurring basis from those at September 30, 2019, other than the agreements noted below, which were entered into during the three and nine months ended June 30, 2020. There were no material gains or losses recognized in earnings during the three and nine months ended June 30, 2020 or 2019 related to these assets and liabilities.

Interest rate swap agreements

In June 2020, the Company entered into two interest rate swap agreements with three-year maturities to exchange interest rate payments on $175 million of variable rate term loan borrowings to fixed interest rates. The interest rate swap agreements had fair values of zero at inception and have been designated as cash flow hedges with the unrealized gains or losses recorded in Accumulated other comprehensive income and reclassified into earnings within Net interest and other financing expenses as the underlying payment transactions occur. The Company expects these hedges to be highly effective and based on interest rates as of June 30, 2020, estimates that there will not be material reclassifications into earnings over the next twelve months.

The fair value of interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. The Company utilizes Level 2 observable inputs such as interest rate yield curves to estimate fair value for the interest rate swap agreements.

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

	June 30, 2020			September 30, 2019
(In millions)	Fair value	Carrying value	Unamortized discount and issuance costs	Fair value	Carrying value	Unamortized discount and issuance costs
2024 Notes	$—	$—	$—	$390	$371	$(4)
2025 Notes	806	789	(11)	407	395	(5)
2030 Notes	597	592	(8)	—	—	—
Total	$1,403	$1,381	$(19)	$797	$766	$(9)

Refer to Note 7 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

Quick Lubes store acquisitions

During the nine months ended June 30, 2020, the Company acquired 21 service center stores in single and multi-store transactions, including 11 former franchise service center stores, for a total of $18 million. During the nine months ended June 30, 2019, the Company acquired 54 service center stores for a total of $50 million.

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

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2020	2019
Property, plant and equipment	$1	$3
Goodwill	8	34
Intangible assets (a)
Reacquired franchise rights	9	5
Customer relationships	—	5
Trademarks and trade names	—	1
Other	—	2
Net assets acquired	$18	$50

(a) Intangible assets acquired during the nine months ended June 30, 2020 have a weighted average amortization period of 10 years.

The fair values above are preliminary for up to one year from the date of acquisition as they are subject to measurement period adjustments as new information may be obtained about facts and circumstances that existed as of the acquisition date. The Company does not currently expect any material changes to the preliminary purchase price allocations for acquisitions completed during the last twelve months.

The incremental results of operations of the acquired stores, which were not material to the Company’s consolidated results, have been included in the condensed consolidated financial statements from the date of each acquisition, and accordingly, pro forma disclosure of financial information has not been presented.

Dispositions

During the nine months ended June 30, 2020, the Company sold six service center stores to a franchisee within the Quick Lubes reportable segment. Valvoline received proceeds of approximately $3 million, with no material gain or loss recognized.

NOTE 5 - INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the nine months ended June 30, 2020:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2019	$301	$89	$40	$430
Acquisitions (a)	8	—	—	8
Currency translation	(1)	—	—	(1)
Dispositions (a)	(3)	—	—	(3)
Balance at June 30, 2020	$305	$89	$40	$434

(a) Refer to Note 4 for details regarding acquisitions and dispositions completed during the nine months ended June 30, 2020.

NOTE 6 - RESTRUCTURING ACTIVITIES

During the second quarter of fiscal 2019, Valvoline outlined a broad-based restructuring and cost-savings program to reduce costs, simplify processes and focus the organization’s structure and resources on key growth initiatives. Part of this program included employee separation actions, which were generally completed during 2019, with the associated termination benefits anticipated to be substantially paid by the end of 2020.

Since program inception, Valvoline has recognized cumulative costs of $13 million, including $1 million during the nine months ended June 30, 2020 and $4 million and $10 million during the three and nine months ended June 30, 2019, respectively. These costs are for employee termination benefits, which include severance and other benefits provided to employees pursuant to the restructuring program. These expenses were recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income. The Company does not expect to incur material remaining costs from these actions.

The results by segment, as disclosed in Note 12, do not include these restructuring expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses are included in Unallocated and other.

The following table presents the expenses recognized related to employee termination benefits during the nine months ended June 30, 2020 and the estimated remaining liability, which is included in the Condensed Consolidated Balance Sheet within Accrued expenses and other liabilities:

(In millions)	Employee termination benefits
Balance at September 30, 2019	$9
Expenses recognized during the period	1
Payments	(6)
Balance at June 30, 2020	$4

NOTE 7 - DEBT

The following table summarizes Valvoline’s total debt:

(In millions)	June 30 2020	September 30 2019
2030 Notes	$600	$—
2025 Notes	800	400
2024 Notes	—	375
Term Loan	475	575
Trade Receivables Facility	90	—
Other (a)	8	1
Debt issuance costs and discounts	(20)	(9)
Total debt	$1,953	$1,342
Current portion of long-term debt	—	15
Long-term debt	$1,953	$1,327

(a) Other includes borrowings under the China construction credit facility of $7 million as of June 30, 2020. In addition, other includes debt acquired through acquisitions of $1 million as of June 30, 2020 and September 30, 2019.

Senior Notes
The Company's outstanding fixed rate senior notes as of June 30, 2020 consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million (the “2025 Notes") and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600 million (the "2030 Notes," and collectively, the "Senior Notes"). The Senior Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the Senior Notes from the holders thereof. The Senior Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to maturity in the manner specified in the governing indentures. The Senior Notes are guaranteed by each of Valvoline's subsidiaries that guarantee obligations under its Senior Credit Agreement.

2025 Notes

The 2025 Notes are comprised of two issuances of 4.375% senior unsecured notes due 2025 each with an aggregate principal amount of $400 million, one issuance that was completed in August 2017 (the "Existing 2025 Notes") and the other that was completed in May 2020 (the "Additional 2025 Notes"), except that the Existing 2025 Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), and certain transfer restrictions, registration rights and additional interest provisions that apply to the Additional 2025 Notes do not apply to the Existing 2025 Notes. The Additional 2025 Notes were issued in a private offering at 99.5% of their principal amount, resulting in an original issue discount of $2 million. The net proceeds from the offering of $393 million (after deducting initial purchasers' discounts and debt issuance costs), together with cash and cash equivalents on hand, were used to repay $450 million in borrowings under the $475 million senior secured revolving credit facility (the “Revolver”).

2030 Notes

In February 2020, Valvoline issued the 2030 Notes in a private offering for net proceeds of $592 million (after deducting initial purchasers’ discounts and debt issuance costs). A portion of the net proceeds were used to redeem in full Valvoline's 5.500% senior unsecured notes due 2024 at the aggregate principal amount of $375 million (the "2024 Notes"), plus an early redemption premium of $15 million, accrued and unpaid interest, as well as related fees and expenses for an aggregate redemption price of $394 million. A loss on extinguishment of the 2024 Notes of $19 million was recognized in Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2020, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

A portion of the net proceeds from the offering of the 2030 Notes were also utilized to prepay $100 million of indebtedness from the term loan facility (the "Term Loan") under the Senior Credit Agreement, with the remainder of the net proceeds to be used for general corporate purposes, which may include acquisitions, repayment of indebtedness, working capital and capital expenditures. In response to the COVID-19 pandemic, the Company is utilizing the remaining net proceeds to preserve cash and cash equivalents and maintain liquidity.

Senior Credit Agreement

During the nine months ended June 30, 2020, the Company made a principal prepayment of $100 million on its Term Loan using a portion of the net proceeds from the offering of the 2030 Notes, resulting in an outstanding principal balance of $475 million as of June 30, 2020 from the $575 million outstanding as of September 30, 2019.

During the nine months ended June 30, 2020, the Company borrowed and repaid $450 million from its Revolver under the Senior Credit Agreement. The initial borrowings under the Revolver were a precautionary measure to further strengthen the Company's liquidity position and provide additional financial flexibility in response to the COVID-19 pandemic and were subsequently repaid using proceeds provided by the offering of the Additional 2025 Notes and existing cash and cash equivalents on hand. As of June 30, 2020 and September 30, 2019 there were no amounts outstanding under the Revolver. As of June 30, 2020, the total borrowing capacity remaining under the Revolver was $468 million due to a reduction of $7 million for letters of credit outstanding.

As of June 30, 2020, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility
In January 2020, the Company amended its $175 million trade receivables securitization facility (the “Trade Receivables Facility”), which extended the maturity to November 2021. In April 2020, Valvoline further amended the Trade Receivables Facility to modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s remaining eligible borrowing capacity. This amendment also requires the Company to maintain an amount outstanding equal to the lesser of 50 percent of the unchanged total borrowing capacity and the borrowing base from the availability of eligible receivables. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under these amendments.

During the nine months ended June 30, 2020, Valvoline borrowed $90 million under the Trade Receivables Facility to proactively increase its cash position and enhance financial agility in light of the uncertainty resulting from the COVID-19 pandemic. As of June 30, 2020, $90 million remained outstanding and no amounts were outstanding as of September 30, 2019.

Based on the availability of eligible receivables, the remaining borrowing capacity of the Trade Receivables Facility as of June 30, 2020 was $85 million. The financing subsidiary owned $267 million and $259 million of outstanding accounts receivable as of June 30, 2020 and September 30, 2019, respectively, which are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

China Credit Facility
In May 2020, the Company entered into a five-year credit agreement (the “China Credit Facility”) for approximately $40 million to finance the completion of construction of the blending and packaging plant in China. Borrowings will bear interest at the local prime rate less the applicable interest rate margin and will be secured by the assets underlying the project. The proceeds from the China Credit Facility are restricted for capital expenditures directly related to the construction of the blending and packaging plant in China. As of June 30, 2020, there was $7 million outstanding on the China Credit Facility, which is reflected in the Other line in the table above and had total borrowing capacity remaining of approximately $33 million.

NOTE 8 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Income tax expense	$19	$20	$68	$56
Effective tax rate percentage	24.4%	23.5%	25.9%	23.6%

The increase in effective tax rates for the three and nine months ended June 30, 2020 compared to the prior year periods was attributed to the mix shift of projected annual pre-tax earnings to jurisdictions with higher statutory tax rates. The increase in income tax expense and the effective tax rate for the nine months ended June 30, 2020 was also related to tax reform, which resulted in unfavorable discrete activity in the current year period due to legislation enacted in India, while the clarification of certain provisions of Kentucky tax reform regulations drove favorable discrete activity in the prior year period. Higher pre-tax earnings also led to increased income tax expense in the current year-to-date period.

Legacy tax attributes

In connection with filing the Company's fiscal 2019 income tax returns beginning in July 2020, management determined it is no longer more likely than not to realize certain legacy tax attributes which were transferred from the Company's former parent prior to Valvoline's initial public offering in late fiscal 2016. The Company expects to recognize income tax expense of approximately $30 million to establish a full valuation allowance with an offsetting impact to reduce the estimated indemnity obligation due, the combined effects of which are anticipated to offset and have no impact to net income in the three months and fiscal year ended September 30, 2020.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit (income) cost:

			Other postretirement benefits
	Pension benefits
(In millions)	2020	2019	2020	2019
Three months ended June 30
Service cost	$1	$—	$—	$—
Interest cost	15	21	—	—
Expected return on plan assets	(21)	(20)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit (income) cost	$(5)	$1	$(3)	$(3)

Nine months ended June 30
Service cost	$2	$1	$—	$—
Interest cost	46	61	1	1
Expected return on plan assets	(65)	(60)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Net periodic benefit (income) cost	$(17)	$2	$(8)	$(8)

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

NOTE 11 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator
Net income	$59	$65	$195	$181
Denominator
Weighted average common shares outstanding	186	189	187	189
Effect of potentially dilutive securities (a)	—	—	1	—
Weighted average diluted shares outstanding	186	189	188	189

Earnings per share
Basic	$0.32	$0.34	$1.04	$0.96
Diluted	$0.32	$0.34	$1.04	$0.96

(a)Outstanding securities, primarily stock appreciation rights, were not included in the computation of diluted earnings per share because their effect would have been antidilutive. There were approximately 2 million and 1 million antidilutive outstanding securities in the three and nine months ended June 30, 2020, respectively, and there were approximately 1 million and 2 million in the three and nine months ended June 30, 2019, respectively.

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

Segment financial results

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended		Nine months ended
	June 30		June 30
	2020	2019	2020	2019
Sales
Quick Lubes	$199	$211	$629	$600
Core North America	207	260	693	735
International	110	142	379	426
Consolidated sales	$516	$613	$1,701	$1,761

Operating income
Quick Lubes	$36	$48	$114	$130
Core North America	51	38	144	109
International	12	20	50	61
Total operating segments	99	106	308	300
Unallocated and other (a)	(11)	(4)	1	(15)
Consolidated operating income	$88	$102	$309	$285

(a) Unallocated and other includes net legacy and separation-related expenses/income and corporate costs not allocated to the reportable segments, including certain acquisition and divestiture-related costs, restructuring and related expenses, and certain current year incentive compensation adjustments.

Disaggregation of revenue

The following table summarizes sales by primary customer channel for the Company’s reportable segments:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Quick Lubes
Company-owned operations	$139	$136	$421	$388
Non-company owned operations	60	75	208	212
Total Quick Lubes	199	211	629	600

Core North America
Retail	137	143	407	399
Installer and other	70	117	286	336
Total Core North America	207	260	693	735

International	110	142	379	426

Consolidated sales	$516	$613	$1,701	$1,761

Sales by reportable segment disaggregated by geographic market follows:

	Quick Lubes		Core North America		International		Total
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended June 30
North America (a)	$199	$211	$207	$260	$—	$—	$406	$471
Europe, Middle East and Africa ("EMEA")	—	—	—	—	34	43	34	43
Asia Pacific	—	—	—	—	65	72	65	72
Latin America (a)	—	—	—	—	11	27	11	27
Totals	$199	$211	$207	$260	$110	$142	$516	$613

Nine months ended June 30
North America (a)	$629	$600	$693	$735	$—	$—	$1,322	$1,335
Europe, Middle East and Africa ("EMEA")	—	—	—	—	125	134	125	134
Asia Pacific	—	—	—	—	193	212	193	212
Latin America (a)	—	—	—	—	61	80	61	80
Totals	$629	$600	$693	$735	$379	$426	$1,701	$1,761

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

NOTE 13 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows:

(In millions)	June 30 2020	September 30 2019	June 30 2019
Cash and cash equivalents	$751	$159	$126
Restricted cash (a)	—	—	11
Total cash, cash equivalents and restricted cash	$751	$159	$137

(a) Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following table summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2020	September 30 2019
Current
Trade	$377	$392
Other	15	15
Notes receivable from franchisees	11	—
Receivables, gross	$403	$407
Allowance for doubtful accounts	(7)	(6)
Receivables, net	$396	$401

Non-current (a)
Notes receivable from franchisees	$18	$—
Other notes receivable	7	5
Noncurrent notes receivable, gross	$25	$5
Allowance for losses	(2)	(2)
Noncurrent notes receivable, net	$23	$3

(a) Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

During the nine month periods ended June 30, 2020 and 2019, Valvoline sold trade accounts receivable to a financial institution of $59 million and $63 million, respectively.

Valvoline’s notes receivable primarily consist of low-interest term loans extended to franchisees to provide financial assistance as a response to the COVID-19 pandemic. Notes receivable are recorded at amortized cost, net of any allowance for credit losses. The notes receivables from franchisees bear interest at variable rates consistent with those in Valvoline's Senior Credit Agreement, and accordingly, their carrying amounts approximate fair value. Valvoline monitors its notes receivable for collectibility and will record provisions for estimated credit losses when the Company believes a loss is probable.
Inventories

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out ("LIFO") method.

The following table summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2020	September 30 2019
Finished products	$187	$203
Raw materials, supplies and work in process	31	32
Reserve for LIFO cost valuation	(29)	(41)
Total inventories, net	$189	$194

Revenue recognition

The following table disaggregates the Company’s sales by timing of revenue recognized:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Sales at a point in time	$508	$602	$1,673	$1,730
Franchised revenues transferred over time	8	11	28	31
Total consolidated sales	$516	$613	$1,701	$1,761

NOTE 14 - GUARANTOR FINANCIAL INFORMATION

As described in Note 7, Valvoline issued the 2030 Notes in an unregistered private offering in February 2020 and used a portion of the net proceeds to redeem in full its 2024 Notes. The Existing 2025 Notes described in Note 7 were registered in an exchange offer completed in December 2017 and remain subject to Rule 3-10 of SEC Regulation S-X. In May 2020, the Company issued the Additional 2025 Notes as an add-on to its Existing 2025 Notes. The registration rights agreement with respect to the Additional 2025 Notes require the Company to use its reasonable best efforts to consummate an offer to exchange the outstanding notes for notes registered under the Securities Act. Accordingly, in June 2020, the Company filed a Registration Statement on Form S-4, which became effective in July 2020, to initiate the exchange offer for the Additional 2025 Notes in compliance with its registration obligations. The Company will not receive any proceeds from the exchange offer.

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

Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$409	$114	$(7)	$516
Cost of sales	—	255	81	(7)	329
Gross profit	—	154	33	—	187

Selling, general and administrative expenses	4	80	22	—	106
Net legacy and separation-related expenses	—	1	—	—	1
Equity and other (income) expenses, net	—	(10)	2	—	(8)
Operating (loss) income	(4)	83	9	—	88
Net pension and other postretirement plan income	—	(9)	—	—	(9)
Net interest and other financing expenses	17	1	1	—	19
(Loss) income before income taxes	(21)	91	8	—	78
Income tax (benefit) expense	(7)	24	2	—	19
Equity in net income of subsidiaries	(73)	(6)	—	79	—
Net income	$59	$73	$6	$(79)	$59

Total comprehensive income	$66	$80	$17	$(97)	$66

Condensed Consolidating Statements of Comprehensive Income
For the three months ended June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$491	$140	$(18)	$613
Cost of sales	—	324	100	(18)	406
Gross profit	—	167	40	—	207

Selling, general and administrative expenses	3	87	26	—	116
Net legacy and separation-related expenses	—	—	—	—	—
Equity and other (income) expenses, net	—	(16)	5	—	(11)
Operating (loss) income	(3)	96	9	—	102
Net pension and other postretirement plan income	—	(2)	—	—	(2)
Net interest and other financing expenses	17	2	—	—	19
(Loss) income before income taxes	(20)	96	9	—	85
Income tax (benefit) expense	(5)	24	1	—	20
Equity in net income of subsidiaries	(80)	(8)	—	88	—
Net income	$65	$80	$8	$(88)	$65

Total comprehensive income	$63	$78	$9	$(87)	$63

Condensed Consolidating Statements of Comprehensive Income
For the nine months ended June 30, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,357	$376	$(32)	$1,701
Cost of sales	—	861	267	(32)	1,096
Gross profit	—	496	109	—	605

Selling, general and administrative expenses	7	243	69	—	319
Net legacy and separation-related (income) expenses	(1)	1	—	—	—
Equity and other (income) expenses, net	—	(36)	13	—	(23)
Operating (loss) income	(6)	288	27	—	309
Net pension and other postretirement plan income	—	(27)	—	—	(27)
Net interest and other financing expenses	68	4	1	—	73
(Loss) income before income taxes	(74)	311	26	—	263
Income tax (benefit) expense	(21)	82	7	—	68
Equity in net income of subsidiaries	(248)	(19)	—	267	—
Net income	$195	$248	$19	$(267)	$195

Total comprehensive income	$185	$238	$17	$(255)	$185

Condensed Consolidating Statements of Comprehensive Income
For the nine months ended June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$1,396	$415	$(50)	$1,761
Cost of sales	—	917	301	(50)	1,168
Gross profit	—	479	114	—	593

Selling, general and administrative expenses	8	258	68	—	334
Net legacy and separation-related expenses	3	—	—	—	3
Equity and other (income) expenses, net	—	(43)	14	—	(29)
Operating (loss) income	(11)	264	32	—	285
Net pension and other postretirement plan income	—	(7)	—	—	(7)
Net interest and other financing expenses	47	5	3	—	55
(Loss) income before income taxes	(58)	266	29	—	237
Income tax (benefit) expense	(16)	65	7	—	56
Equity in net income of subsidiaries	(223)	(22)	—	245	—
Net income	$181	$223	$22	$(245)	$181

Total comprehensive income	$173	$215	$20	$(235)	$173

Condensed Consolidating Balance Sheets
As of June 30, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$577	$174	$—	$751
Receivables, net	249	47	348	(248)	396
Inventories, net	—	106	83	—	189
Prepaid expenses and other current assets	3	39	1	—	43
Total current assets	252	769	606	(248)	1,379
Noncurrent assets
Property, plant and equipment, net	—	470	89	—	559
Operating lease assets	—	220	41	—	261
Goodwill and intangibles, net	—	432	78	—	510
Equity method investments	—	39	—	—	39
Investment in subsidiaries	1,403	557	—	(1,960)	—
Deferred income taxes	68	—	14	—	82
Other noncurrent assets	2	118	13	—	133
Total noncurrent assets	1,473	1,836	235	(1,960)	1,584
Total assets	$1,725	$2,605	$841	$(2,208)	$2,963

Liabilities and Stockholders’ Deficit
Current liabilities
Trade and other payables	$—	$326	$100	$(248)	$178
Accrued expenses and other liabilities	28	183	43	—	254
Total current liabilities	28	509	143	(248)	432
Noncurrent liabilities
Long-term debt	1,855	1	97	—	1,953
Employee benefit obligations	—	335	15	—	350
Operating lease liabilities	—	203	28	—	231
Other noncurrent liabilities	30	154	1	—	185
Total noncurrent liabilities	1,885	693	141	—	2,719
Commitments and contingencies
Stockholders’ (deficit) equity	(188)	1,403	557	(1,960)	(188)
Total liabilities and stockholders’ deficit / equity	$1,725	$2,605	$841	$(2,208)	$2,963

Condensed Consolidating Balance Sheets
As of September 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$59	$100	$—	$159
Receivables, net	—	181	338	(118)	401
Inventories, net	—	110	84	—	194
Prepaid expenses and other current assets	—	35	8	—	43
Total current assets	—	385	530	(118)	797
Noncurrent assets
Property, plant and equipment, net	—	431	67	—	498
Goodwill and intangibles, net	—	423	81	—	504
Equity method investments	—	34	—	—	34
Investment in subsidiaries	1,157	546	—	(1,703)	—
Deferred income taxes	48	61	14	—	123
Other noncurrent assets	3	96	9	—	108
Total noncurrent assets	1,208	1,591	171	(1,703)	1,267
Total assets	$1,208	$1,976	$701	$(1,821)	$2,064

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$15	$—	$—	$—	$15
Trade and other payables	80	127	82	(118)	171
Accrued expenses and other liabilities	9	175	53	—	237
Total current liabilities	104	302	135	(118)	423
Noncurrent liabilities
Long-term debt	1,326	1	—	—	1,327
Employee benefit obligations	—	369	18	—	387
Other noncurrent liabilities	36	147	2	—	185
Total noncurrent liabilities	1,362	517	20	—	1,899
Commitments and contingencies
Stockholders’ (deficit) equity	(258)	1,157	546	(1,703)	(258)
Total liabilities and stockholders’ deficit / equity	$1,208	$1,976	$701	$(1,821)	$2,064

Condensed Consolidating Statements of Cash Flows
For the nine months ended June 30, 2020

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$(369)	$632	$8	$—	$271
Cash flows from investing activities
Additions to property, plant and equipment	—	(66)	(28)	—	(94)
Notes receivable, net of repayments	—	(29)	(2)	—	(31)
Acquisitions of business	—	(18)	—	—	(18)
Cash flows used in investing activities	—	(113)	(30)	—	(143)
Cash flows from financing activities
Proceeds from borrowings	1,450	—	97	—	1,547
Payments of debt issuance costs and discounts	(16)	—	—	—	(16)
Repayments on borrowings	(925)	—	—	—	(925)
Premium paid to extinguish debt	(15)	—	—	—	(15)
Repurchases of common stock	(60)	—	—	—	(60)
Cash dividends paid	(63)	—	—	—	(63)
Other financing activities	(2)	(1)	—	—	(3)
Cash flows provided by financing activities	369	(1)	97	—	465
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(1)	—	(1)
Increase in cash, cash equivalents, and restricted cash	—	518	74	—	592
Cash, cash equivalents, and restricted cash - beginning of year	—	59	100	—	159
Cash, cash equivalents, and restricted cash - end of period	$—	$577	$174	$—	$751

Condensed Consolidating Statements of Cash Flows
For the nine months ended June 30, 2019

(In millions)	Valvoline Inc. (Parent Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(94)	$98	$210	$—	$214
Cash flows from investing activities
Additions to property, plant and equipment	—	(60)	(13)	—	(73)
Notes receivable, net	—	—	(2)		(2)
Acquisitions of business	—	(28)	(22)	—	(50)
Other investing activities, net	—	1	—	—	1
Cash flows used in investing activities	—	(87)	(37)	—	(124)
Cash flows from financing activities
Proceeds from borrowings	663	—	82	—	745
Payments of debt issuance costs and discounts	(2)	—	—	—	(2)
Repayments on borrowings	(505)	—	(222)	—	(727)
Cash dividends paid	(60)	—	—	—	(60)
Other financing activities	(2)	(2)	(1)	—	(5)
Cash flows provided by (used in) financing activities	94	(2)	(141)	—	(49)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	—	—	—	—
Increase in cash, cash equivalents, and restricted cash	—	9	32	—	41
Cash, cash equivalents, and restricted cash - beginning of year	—	20	76	—	96
Cash, cash equivalents, and restricted cash - end of period	$—	$29	$108	$—	$137

NOTE 15 – SUBSEQUENT EVENTS

Dividend declared

On July 23, 2020, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.113 per share of Valvoline common stock. The dividend is payable on September 15, 2020 to shareholders of record as of the close of business on August 31, 2020.

Interest rate swap agreement

On July 28, 2020, the Company entered into an interest rate swap agreement to exchange interest rate payments on $100 million variable rate term loan borrowings to fixed interest rates. The interest rate swap agreement had a fair value of zero at inception, matures in four years and is designated as a highly effective cash flow hedge.

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

RECENT DEVELOPMENTS

The outbreak of COVID-19 was concentrated in China in late January 2020 and spread quickly, resulting in the World Health Organization declaring a global pandemic on March 11, 2020. COVID-19 has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the spread of COVID-19 in regions throughout the world, including restricting non-essential travel, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to modify or cease normal operations to minimize personal interaction and contact. While certain regions began to relax restrictions beginning in March in China, then certain other areas by late April, including parts of North America, resurgences in cases are being monitored, which in some areas, has led to reinstated and enhanced limitations. The duration and extent of restrictions that will remain in place currently remains unclear.

The COVID-19 pandemic continued creating significant economic disruption during the quarter, which adversely impacted Valvoline's results during the three and nine months ended June 30, 2020. From the lows in volumes and sales in April 2020, each successive month showed improved results and trends. Management estimates the unfavorable impact was approximately $30 to $35 million to operating income in the nine months ended June 30, 2020, most of which impacted results in the three months ended June 30, 2020. While the Company cannot predict the duration or the severity of the COVID-19 pandemic or the impact it will continue to have on Valvoline's business, results of operations, or liquidity, it is important to share the impact to-date, how the Company's response is progressing and how Valvoline's results and financial condition may change going forward.

Retail and Manufacturing Operations

As automotive maintenance has generally been deemed essential business during the pandemic, Valvoline has substantially maintained its operations and continued to serve its customers to help engines run and keep necessary vehicles reliably on the road. Valvoline’s wholly-owned lubricant blending and packaging plants and company-owned Quick Lubes retail service center stores have remained open and operational during the pandemic. Over 97% of Valvoline's franchised service center stores have remained open during the pandemic to-

date, with certain franchises reducing hours or temporarily closing at the discretion of the respective independent operators. The Company remains committed to keeping as many of its stores open as possible for the communities they serve. Short-term incremental pay and benefit programs, including additional paid sick leave and increased pay rates for hourly and salaried store employees were introduced in Quick Lubes to recognize front-line Company team members. In response to the abrupt decline in miles driven due to restrictions and the resulting significant volume and sales declines in the second half of March and continuing through late April, with trends since that time showing steady improvement, Valvoline has responded quickly, including flexing store labor at company-owned retail service center stores and adjusting shifts across its lubricant blending and packaging plants and throughout its distribution networks. In China, after a temporary suspension, construction on the lubricants plant resumed in March 2020 with its opening expected in early fiscal 2021.

Remote Work Arrangements

Valvoline took global actions designed to help further prevent the spread of COVID-19, including implementing work-from-home arrangements. Beginning March 18, 2020, employees, other than those in Valvoline's retail service center stores, production and distribution facilities, began working remotely in virtually all locations globally, except China where work-from-home protocols were implemented earlier and substantially ended in March. These remote work arrangements remain in place and have been designed to allow for continued operation of certain business-critical functions, including financial reporting systems and internal control, which have incorporated remote work arrangements using appropriate digital tools.

Valvoline is continually monitoring the global COVID-19 situation and following the White House Guidelines supported by COVID-19 trend data to make decisions regarding the reopening of corporate offices. Valvoline has developed a set of criteria and guidelines that will be used in returning to the office to ensure the safety and well-being of the Company's employees, including social distancing, enhanced cleaning procedures and availability of personal protection equipment. Currently, the work-from-home protocol for the Company's corporate headquarters in Lexington, Kentucky has been extended due to recent increased trends of positive COVID-19 cases locally. All other U.S. and international office decisions to return to the office will be made based on the COVID-19 trends in the countries, states and locations where the Company's offices are located.

Liquidity

Valvoline's revenues are primarily generated from the sale and service delivery of engine and automotive maintenance products to its customers. Accordingly, declines in miles driven as a result of a reduction in the ability or willingness to travel due to the COVID-19 pandemic has and is expected to continue to adversely impact Valvoline's volumes and results of operations. Miles driven were significantly lower due to the COVID-19 pandemic, which is estimated to have impacted most of Valvoline's key markets by late March 2020 and continued during most of April 2020, with trends steadily improving throughout the remainder of the third fiscal quarter and to-date. While management believes Valvoline has sufficient liquidity to meet its operating cash needs, required pension and other postretirement plan contributions, debt servicing obligations, and tax-related and other contractual commitments for the next twelve months, certain precautionary steps were taken as outlined herein in response to the COVID-19 pandemic to strengthen the Company's cash position.

As a precautionary measure to enhance financial flexibility in response to the uncertainty resulting from the COVID-19 pandemic, the Company borrowed under its Revolver and Trade Receivables Facility to increase its cash balance by $540 million in late March. The Company subsequently paid its Revolver borrowings in May 2020 with the net proceeds from the offering of the Additional 2025 Notes and cash and cash equivalents on hand. As of June 30, 2020, Valvoline had over $750 million in cash and cash equivalents available for working capital, general corporate purposes, or other purposes permitted under its borrowing facilities. Further, Valvoline suspended its share repurchase program and has taken other steps to preserve cash, including limiting or deferring certain non-essential operating expenses and delaying certain capital expenditures, while continuing to invest in high-return, long-term strategic growth initiatives. Since drawing on its credit facilities in March, the Company has not been required to use these borrowed funds as the Company has generated positive cash flows from operations during the three and nine months ended June 30, 2020.

As of June 30, 2020, the Company has access to more than $1.3 billion in total liquidity, with no meaningful maturities of its outstanding borrowings until 2024.

COVID-19 Relief

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among other provisions, the CARES Act includes forms of payroll and income tax relief for corporations. The Company continues to examine the impacts the CARES Act may have on its business and condensed consolidated financial statements and continues to expect modest cash flow benefits in fiscal 2020 and 2021 related to the deferred payment of certain employer payroll-related taxes and accelerated tax deductions. Additionally, other non-U.S. governments are providing various forms of COVID-19 relief, which Valvoline is monitoring and evaluating to determine whether the Company may qualify for additional benefits. The CARES Act and other global COVID-19 relief efforts did not have a material impact on the Company's condensed consolidated financial statements as of and for the three and nine months ended June 30, 2020, though modest cash flow and profitability benefits were realized related to the deferred payment of certain employer payroll-related taxes, non-US subsidies received, and expanded tax deductions related to bonus depreciation.

Enhanced Safety Standards

Valvoline's priority remains the health and safety of its employees, customers and business partners. Quick Lubes' drive-through, stay-in-your-car service experience previously produced minimal contact with customers, and the Company took additional actions to modify in-store procedures to further reduce contact between store teams and customers. Procedures in Valvoline's plants, service center stores and offices have also been modified to encourage social distancing and proper handwashing, increase cleaning cycles, adjust labor and shifts, and provide personal protective equipment. Valvoline has taken actions designed to help further prevent the spread of COVID-19, including restricting travel and implementing broad work-from-home protocols, in addition to following government regulations in each of its locations.

Franchisee Support

Valvoline is providing its franchisees with flexibility to respond to the evolving circumstances of the COVID-19 pandemic. Certain franchisees elected to reduce store operating hours or temporarily close some stores in order to better align to local changes in demand. Additionally, other operational changes were made to in-store operating procedures, enhancing the safe operating environment already afforded through Valvoline's stay-in-your-car service experience. Valvoline's franchises were provided access to detailed information on stimulus-related provisions and federal employee assistance programs that may be utilized to provide financial relief. Valvoline also provided various types of financial assistance to support the long-term health of its Quick Lubes franchisee network, including low-interest term loans, waiving royalties for one-and-a-half months, and the temporary extension of payment terms to provide increased financial flexibility and enable franchisees to better support their employees and customers as a result of the impact of the COVID-19 pandemic. These actions have not and are not expected to have an impact on Valvoline's ability to meet its cash needs in the ordinary course, or to comply with the covenants under its debt obligations.

COVID-19 Support

Valvoline made contributions to relief and response funds in the U.S. and China and donated personal protective equipment in China, India and the U.S. Valvoline's support also extended to its customers, as orders were supplied and delivered with the same on-time metrics through no-contact deliveries, and in some cases, extended payment terms were permitted. Valvoline provided benefits to its employees to cover the cost of COVID-19 testing, promoted its telehealth benefits, amended its savings plan to enhance hardship loan eligibility and payment terms, and provided additional paid sick leave for quarantined employees.

Forward-Looking Information

Given the unprecedented and rapidly evolving uncertainty related to COVID-19, Valvoline withdrew all previously-issued fiscal 2020 guidance on March 24, 2020. While the Company's results were unfavorably impacted in the three and nine months ended June 30, 2020, each reportable segment demonstrated solid sequential improvement throughout the course of the third fiscal quarter as miles driven trends steadily improved from the unparalleled lows in April 2020 caused by early-stage COVID-19 restrictions. Assuming the phased reduction of restrictions continues throughout the fourth fiscal quarter, this may lead to continued and gradual modest improvements in miles driven over the coming months. Based on third-party data, miles driven is estimated to have continued recovery in July, though still lagging prior year trends. Likewise, Valvoline's preliminary July results include top-line trends with strong sequential improvement though still below the prior year.

The COVID-19 pandemic is currently expected to continue to have an adverse impact on Valvoline's business and results of operations for the three months and year ending September 30, 2020. While uncertainty remains and the potential magnitude and duration of the impacts of COVID-19 cannot be predicted, given current data and trends, management expects fiscal 2020 operating income prior to the anticipated impact to reduce the indemnity obligation described in Note 8, to approximate fiscal 2019 operating income. The full impact of the COVID-19 pandemic on Valvoline will depend on future developments, including among others, the ultimate duration and severity of the outbreak, its impact on suppliers, consumers, franchisees, retailers, installers, distributors and other customers, how quickly and whether normal economic conditions, including miles driven trends and the demand for Valvoline's products and services resume, and whether the pandemic leads to additional state, regional or national lockdown measures.

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

THIRD FISCAL QUARTER 2020 OVERVIEW

The following were the significant events for the third fiscal quarter of 2020, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $59 million and diluted earnings per share of $0.32 in the three months ended June 30, 2020, decreases of 9% and 6%, respectively, over the prior year quarter.

•Quick Lubes operating income decreased $12 million from the prior year primarily due to lower volumes as a result of the restrictions in place in response to COVID-19 and showed signs of recovery in June with increased sales of 16% over the prior year driven in part by strong in-store execution and new customer acquisition.

•Core North America operating income growth of 34% over the prior year benefited from margin improvement led by favorable mix and lower product costs, in addition to reduced discretionary expenses, despite lower volume.

•International operating income declined $8 million from the prior year primarily due to lower volumes from extended COVID-19 impacts in certain regions, which more than offset the mixed stages of recovery throughout the quarter in other regions.

•The Company completed the issuance of 4.375% Additional 2025 Notes with an aggregate principal amount of $400 million as an add-on to the Existing 2025 Notes and used the net proceeds and cash and cash equivalents on hand to repay $450 million in borrowings under its senior secured revolving credit facility.

•Valvoline returned value to its shareholders through a $0.113 per share cash dividend paid during the quarter.

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

Management uses free cash flow as an additional non-GAAP metric of cash flow generation. By including capital expenditures and certain other adjustments, as applicable, management is able to provide an indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow from operating activities, free cash flow includes the impact of capital expenditures, providing a supplemental view of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

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

Temporary store closings remain in the respective store counts with only permanent store closures reflected in the end of period store counts and activity. Same-store-sales ("SSS") is defined as sales by U.S. Quick Lubes service center stores (company-owned, franchised and the combination of these for system-wide SSS), with new stores excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize. Differences in SSS are calculated to determine the percentage change between comparative periods. Quick Lubes revenue is limited to sales at company-owned stores, sales of lubricants and other products to independent franchisees and Express Care operators, and royalties and other fees from franchised stores. Although Valvoline does not recognize store-level sales from franchised stores as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes system-wide and franchised SSS comparisons and store counts are useful to assess the operating performance of the Quick Lube reportable segment and the operating performance of an average Quick Lubes store.

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

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended June 30				Nine months ended June 30
	2020		2019		2020		2019
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$516	100.0%	$613	100.0%	$1,701	100.0%	$1,761	100.0%
Gross profit	$187	36.2%	$207	33.8%	$605	35.6%	$593	33.7%
Net operating expenses	$99	19.2%	$105	17.1%	$296	17.4%	$308	17.5%
Operating income	$88	17.1%	$102	16.6%	$309	18.2%	$285	16.2%
Net income	$59	11.4%	$65	10.6%	$195	11.5%	$181	10.3%

Sales

Sales for the three months ended June 30, 2020 decreased $97 million, or 16%, compared to the three months ended June 30, 2019. Sales for the nine months ended June 30, 2020 decreased $60 million, or 3%, compared to the nine months ended June 30, 2019. The following table provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended June 30, 2020	Nine months ended June 30, 2020
Mix and price	$6	$52
Volume	(101)	(112)
Currency exchange	(5)	(12)
Acquisitions	3	12
Change in sales	$(97)	$(60)

Key drivers of the decrease in sales for the three and nine months ended June 30, 2020 compared to the prior year period were lower volumes and unfavorable currency exchange. For the three and nine months ended June 30, 2020, lubricant gallons sold decreased 20% to 36.7 million and 8% to 121.8 million, respectively. The decline in lubricant gallons negatively impacted sales as volumes across reportable segments were down due to the COVID-19 slowdown. These declines were partially offset by mix improvements in Core North America and Quick Lubes as well as the benefits of the Eastern European acquisition in International completed in late fiscal 2019.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit for the three months ended June 30, 2020 decreased $20 million compared to the three months ended June 30, 2019, while gross profit increased $12 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The table below provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended June 30, 2020	Nine months ended June 30, 2020
Volume and mix	$(39)	$(22)
Price and cost	20	36
Currency exchange	(1)	(3)
Acquisitions	—	1
Change in gross profit	$(20)	$12

The decrease in gross profit for the three months ended June 30, 2020 compared to the prior year period was driven by declines in volume, partially offset by the benefit of mix improvements in Quick Lubes and Core North America, in addition to lower costs, which included a favorable raw material cost environment, benefits from the cost savings program that began in fiscal 2019, and the favorable impact from the resumed operations at the

Company's second largest domestic blending facility that was temporarily shut down in the prior year due to a nearby third-party fire.

The increases in gross profit margin of 2.4% and 1.9% for the three and nine months ended June 30, 2020, respectively, compared to the prior year periods were primarily driven by a more favorable cost structure primarily as a result of the cost savings program and benefits from the raw material and cost environment.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended June 30				Nine months ended June 30
	2020		2019		2020		2019
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$106	20.5%	$116	18.9%	$319	18.8%	$334	19.0%
Net legacy and separation-related expenses	1	0.2%	—	—%	—	—%	3	0.2%
Equity and other income, net	(8)	(1.5)%	(11)	(1.8)%	(23)	(1.4)%	(29)	(1.7)%
Net operating expenses	$99	19.2%	$105	17.1%	$296	17.4%	$308	17.5%

Selling, general and administrative expenses decreased $10 million and $15 million in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. These declines were largely driven by controlled spending, including decreases in advertising and promotion costs as well as reduced travel expenses resulting from the impacts of the COVID-19 pandemic. In addition, expenses were lower due to the substantial completion of the restructuring activities associated with the cost savings program commenced in the prior year. These decreases were partially offset by higher rent expense due to the reclassification of a build-to-suit arrangement in adoption of the lease accounting standard.

Net legacy and separation-related expenses increased $1 million and decreased $3 million for the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, which primarily related to adjustments of indemnities estimated to be due to Valvoline's former parent.

Equity and other income, net decreased $3 million and $6 million for the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. The declines were primarily driven by lower profit contributions from unconsolidated joint ventures as a result of the COVID-19 pandemic, in addition to other income received during the prior year for fees associated with the termination of certain contracts and incentives for operating in a free trade zone outside the U.S.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and nine months ended June 30, 2020 increased $7 million and $20 million, respectively, from the prior year periods. This increase is generally due to lower interest cost and improved asset performance as a result of the most recent remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses were flat and increased $18 million during the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. The increase during the nine months ended June 30, 2020 was primarily due to the loss on extinguishment in connection with the redemption of the 2024 Notes in March 2020.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended June 30		Nine months ended June 30
(In millions)	2020	2019	2020	2019
Income tax expense	$19	$20	$68	$56
Effective tax rate percentage	24.4%	23.5%	25.9%	23.6%

The increase in effective tax rates for the three and nine months ended June 30, 2020 compared to the prior year periods was attributed to the mix shift of projected annual pre-tax earnings to jurisdictions with higher statutory tax rates. The increase in income tax expense and the effective tax rate for the nine months ended June 30, 2020 was also related to tax reform, which resulted in unfavorable discrete activity in the current year period due to legislation enacted in India, while the clarification of certain provisions of Kentucky tax reform regulations drove favorable discrete activity in the prior year period. Higher pre-tax earnings also led to increased income tax expense in the current year-to-date period.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended June 30		Nine months ended June 30
(In millions)	2020	2019	2020	2019
Net income	$59	$65	$195	$181
Income tax expense	19	20	68	56
Net interest and other financing expenses	19	19	73	55
Depreciation and amortization	17	15	48	43
EBITDA	114	119	384	335
Net pension and other postretirement plan income (a)	(9)	(2)	(27)	(7)
Net legacy and separation-related expenses	1	—	—	3
Acquisition and divestiture-related costs	—	—	2	—
Restructuring and related expenses	—	4	1	12
Business interruption expenses	—	5	—	6
Adjusted EBITDA	$106	$126	$360	$349

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

Adjusted EBITDA decreased $20 million for the three months ended June 30, 2020 and increased $11 million for the nine months ended June 30, 2020. The decrease for the three months ended June 30, 2020 was driven by the deeper COVID-19 impacts in the Quick Lubes and International segments which more than offset the benefits in Core North America from its variable cost structure and favorable mix due to the strong retail channel performance. The increase for the nine months ended June 30, 2020 was primarily the result of lower expenses driven by the benefits of the cost savings program that began last year and lower raw material costs. The expense reductions coupled with mix benefits in Quick Lubes and Core North America more than offset the unfavorable volume impacts as a result of the COVID-19 pandemic.

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

	Company-owned
	Third Quarter 2020	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019
Beginning of period	536	524	519	501	483
Opened	5	7	2	12	4
Acquired	2	1	7	6	13
Net conversions between company-owned and franchised	5	4	(4)	—	1
Closed	—	—	—	—	—
End of period	548	536	524	519	501

	Franchised (a)
	Third Quarter 2020	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019
Beginning of period	883	883	866	851	844
Opened	8	8	13	15	11
Acquired	—	—	—	—	—
Net conversions between company-owned and franchised	(5)	(4)	4	—	(1)
Closed	(2)	(4)	—	—	(3)
End of period (b)	884	883	883	866	851

Total stores	1,432	1,419	1,407	1,385	1,352

(a)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
(b)Included in the store counts at the end of the second and third quarters of fiscal 2020 were certain service center stores temporarily closed at the discretion of the respective independent operators due to the impacts of COVID-19. As of June 30, 2020, five franchised service center stores were temporarily closed, and as of March 31, 2020, 26 franchised service center stores were temporarily closed.

The year over year change of 80 net new company-owned and franchised stores was the result of 64 net openings and 16 acquired stores. Organic service center store growth was primarily related to new company-owned service center store openings and franchisee expansion in key markets.

The following table summarizes the results of the Quick Lubes reportable segment:

	Three months ended June 30		Nine months ended June 30
(In millions)	2020	2019	2020	2019
Sales	$199	$211	$629	$600
Operating income	$36	$48	$114	$130
Depreciation and amortization	$11	$9	$31	$26
Gross profit as a percent of sales (a)	36.7%	39.1%	36.9%	39.0%
Operating income as a percent of sales	18.1%	22.7%	18.1%	21.7%

Operating information
Lubricant sales gallons	6.2	7.2	20.6	20.7
Premium lubricants (percent of U.S. branded volumes)	67.5%	65.5%	67.1%	64.6%
Same-store sales growth (b) - Company-owned	(5.0)%	9.2%	0.5%	9.7%
Same-store sales growth (b) - Franchised (c)	(10.0)%	10.0%	(0.1)%	10.3%
Same-store sales growth (b) - Combined (c)	(8.0)%	9.7%	0.2%	10.1%

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

Quick Lubes sales decreased $12 million, or 6%, for the current quarter compared to the prior year quarter. Lower volumes due to continued limited travel in response to the COVID-19 pandemic negatively impacted sales for the three months ended June 30, 2020, partially offset by an increase in new customer transactions. This net decline in volume was partially offset by premium mix improvements and increases in non-oil change services, which combined to drive higher average ticket. Same-store sales compared to the prior year periods improved sequentially throughout the quarter with declines in April and May, returning to near pre-COVID-19 levels with 7.1% growth in June.

Sales increased $29 million, or 5%, for the nine months ended June 30, 2020 compared to the prior year period. The increase in sales for the nine months ended June 30, 2020 compared to the prior year period is a result of higher volumes primarily from unit growth and increased average ticket due to premium mix improvements and increases in non-oil change services.

Gross profit margin decreased 2.4% and 2.1% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. Gross profit margin was negatively impacted by increased labor costs including those related to operating during the onset of the COVID-19 pandemic, as well as higher costs associated with the ramp up phase of newly-built company stores within their first year of operation.

Operating income decreased $12 million and $16 million during the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. Lower transactions resulting from the COVID-19 pandemic combined with increased costs, including labor and the allocation of shared corporate costs, drove reduced operating income.

Core North America

The following table summarizes the results of the Core North America reportable segment:

	Three months ended June 30		Nine months ended June 30
(In millions)	2020	2019	2020	2019
Sales	$207	$260	$693	$735
Operating income	$51	$38	$144	$109
Depreciation and amortization	$4	$5	$12	$13
Gross profit as a percent of sales (a)	40.7%	32.5%	37.9%	32.8%
Operating income as a percent of sales	24.6%	14.6%	20.8%	14.8%

Operating information
Lubricant sales gallons	19.0	24.1	61.3	68.2
Premium lubricants (percent of U.S. branded volumes)	59.7%	53.1%	57.7%	52.2%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.

Core North America sales decreased $53 million, or 20%, in the current quarter compared to the prior year period. Sales declines in the three months ended June 30, 2020 were primarily related to lower volumes driven by COVID-19 where the installer channel faced reduced orders from customers affected by the pandemic and the retail channel was less impacted as noted in the rapid improvement in the category during the quarter. Volumes across the segment improved sequentially throughout the quarter with significant year-on-year declines in April and May, finishing with modest growth in June, due in part to promotional timing benefits in the retail channel and partial restocking in the installer channel.

Sales decreased $42 million, or 6%, in the nine months ended June 30, 2020 compared to the prior year period. Sales and volume decreases in the nine months ended June 30, 2020 primarily related to reduced volumes due to the COVID-19 pandemic, in addition to the timing of distributor sales and declines in lower-margin business in the installer channel. Partially offsetting volume declines in the nine months ended June 30, 2020 were product and channel mix improvements in addition to favorable adjustments to trade and promotion cost estimates.

Gross profit margin increased 8.2% and 5.1% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. Favorable product and channel mix in addition to cost structure benefits driven by favorable raw material costs and the cost savings program that began last fiscal year improved gross profit margin.

Operating income increased $13 million and $35 million during the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. Improved profitability in each period benefited from margin improvements and reduced discretionary expenses.

International

The following table summarizes the results of the International reportable segment:

	Three months ended June 30		Nine months ended June 30
(In millions)	2020	2019	2020	2019
Sales	$110	$142	$379	$426
Operating income	$12	$20	$50	$61
Depreciation and amortization	$2	$1	$5	$4
Gross profit as a percent of sales (a)	28.1%	28.4%	29.0%	27.8%
Operating income as a percent of sales	10.9%	14.1%	13.2%	14.3%

Operating information
Lubricant sales gallons (b)	11.5	14.3	39.9	43.1
Lubricant sales gallons, including unconsolidated joint ventures (c)	19.4	25.2	67.2	74.3
Premium lubricants (percent of lubricant volume)	24.4%	29.0%	26.1%	28.6%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Excludes volumes from unconsolidated subsidiaries.
(c)Valvoline's unconsolidated joint ventures are distinct legal entities and Valvoline does not consolidate the result of operations of its unconsolidated joint ventures.

International sales decreased $32 million, or 23%, and $47 million, or 11%, for the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. The declines in sales for both periods were largely driven by lower volumes and unfavorable currency exchange that more than offset the benefits from the Eastern European acquisition completed in late fiscal 2019. The majority of the volume decline occurred in Latin America where recovery is lagging due to extended COVID-19 impacts. Partially offsetting this decline was strong growth in China for the quarter, in addition to growth in the EMEA and Asia-Pacific regions in June.

Gross profit margin decreased 0.3% and increased 1.2% for the three and nine months ended June 30, 2020, respectively. The decrease in gross profit margin for the three months ended June 30, 2020 was primarily due to reduced fixed-cost absorption related to lower volumes. Benefits from a more stable and favorable raw material cost environment, including the impact from resumed operations at the Company's second largest domestic blending facility that was temporarily shut down in the prior year due to a nearby third-party fire, improved gross profit margin during the nine months ended June 30, 2020.

Operating income decreased $8 million and $11 million during the three and nine months ended June 30, 2020, respectively, primarily due to lower volumes and a decreased contribution from unconsolidated joint ventures attributed to the COVID-19 pandemic, as well as incentives received during the prior year for operating in a free trade zone outside the U.S. These declines were partially offset by lower operating expenses, including reduced travel expenses as a result of the COVID-19 pandemic.

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

As of June 30, 2020, the Company had $751 million in cash and cash equivalents, of which approximately $102 million was held by Valvoline’s non-U.S. subsidiaries. The Company has various means to deploy cash with low tax consequences in the locations where it is needed due to U.S. tax reform legislation enacted in fiscal 2018.

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$271	$214
Investing activities	(143)	(124)
Financing activities	465	(49)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(1)	—
Increase in cash, cash equivalents, and restricted cash	$592	$41

Operating activities

The increase in operating cash flows for the nine months ended June 30, 2020 compared to the prior year was primarily due to favorable working capital changes due to disciplined management, which included modest net favorable benefits from COVID-19 relief in the period, in addition to increased cash earnings driven by the mix shift to a higher proportion of Quick Lubes retail sales.

Investing activities

The increase in cash flows used in investing activities for the nine months ended June 30, 2020 compared to the prior year was primarily due to the loans extended to franchisees of approximately $30 million and increases in capital expenditures of $21 million, partially offset by lower cash consideration paid for acquisitions of $31 million.

In response to the COVID-19 pandemic, Valvoline is taking steps to preserve cash, including delaying certain capital expenditures. The Company has planned to defer approximately $20 million from its prior estimates of capital spend in fiscal 2020, while investments in high-return, long-term strategic growth initiatives are planned to continue. These investments include expanding the Quick Lubes store network and completing construction of the Company's first blending and packaging plant in China, which is expected to open in early fiscal 2021.

Financing activities

The increase in cash flows from financing activities for the nine months ended June 30, 2020 compared to the prior year period was primarily driven by the issuance of the 2030 Notes and borrowings under the Trade Receivables Facility in response to the COVID-19 pandemic to provide enhanced financial flexibility. In addition, share repurchases and transaction costs associated with borrowing activities in fiscal 2020 led to higher cash outflows.

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

	Nine months ended June 30
(In millions)	2020	2019
Cash flows provided by operating activities	$271	$214
Additions to property, plant and equipment	(94)	(73)
Free cash flow	$177	$141

As of June 30, 2020, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $947 million compared to $389 million as of September 30, 2019. Liquid assets (cash, cash equivalents, and accounts receivable) were 266% of current liabilities as of June 30, 2020 and 132% at September 30, 2019. The increase in working capital is driven by increases in cash and cash equivalents primarily due to increased borrowing activity, including those taken as a precautionary measure to preserve liquidity in response to the COVID-19 pandemic, partially offset by increases in payables and accrued liabilities.

Debt

As of June 30, 2020 and September 30, 2019, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $2.0 billion and $1.3 billion, respectively, comprised of loans and revolving facilities. Following the interest rate swap agreements entered into in June 2020, approximately 80% of Valvoline’s outstanding borrowings as of June 30, 2020 had fixed rates, with the remainder bearing variable interest rates. As of June 30, 2020, Valvoline was in compliance with all covenants of its debt obligations.

On January 31, 2020, the Company amended the Trade Receivables Facility to extend the maturity date to November 19, 2021. On April 22, 2020, Valvoline further amended the Trade Receivables Facility to modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s eligible borrowing capacity. The amendment also requires the Company to maintain an amount outstanding equal to the lesser of 50 percent of the unchanged total borrowing capacity and the borrowing base from the availability of eligible receivables. As of June 30, 2020, the Company had a combined total of $553 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility.

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

On May 6, 2020, the Company entered into a five-year credit agreement for approximately $40 million to finance the completion of construction of the blending and packaging plant in China. Borrowings will bear interest at the local prime rate less the applicable interest rate margin and will be secured by the assets underlying the project. The proceeds from the China Credit Facility are restricted for capital expenditures directly related to the construction of the blending and packaging plant in China. During the nine months ended June 30, 2020, the Company borrowed $7 million under the China Credit Facility.

On May 22, 2020, the Company completed the issuance of 4.375% Additional 2025 Notes, conducted as an add-on to the Existing 2025 Notes, with an aggregate principal amount of $400 million. The Additional 2025 Notes were issued at 99.5% of their principal amount, resulting in an original issue discount of $2 million. The net proceeds from the offering of $393 million (after deducting initial purchasers’ discounts and debt issuance costs), together with cash and cash equivalents on hand, were used to repay $450 million in borrowings under the Revolver.

Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases and dividend payments

During the nine months ended June 30, 2020, the Company repurchased approximately 3 million shares of its common stock for $60 million under the share repurchase authorization approved by the Board of Directors on January 31, 2018 (the “2018 Share Repurchase Authorization”). The Company suspended its share repurchase program in late March 2020 to conserve liquidity in response to the COVID-19 pandemic. As of June 30, 2020, the Company had $15 million remaining under the 2018 Share Repurchase Authorization and will evaluate conditions of resuming its share repurchase program when appropriate.

During the nine months ended June 30, 2020, the Company paid $63 million of cash dividends for $0.339 per common share. On July 23, 2020, the Board of Directors declared a quarterly cash dividend of $0.113 per share of Valvoline common stock payable on September 15, 2020 to shareholders of record as of the close of business on August 31, 2020. Future declarations of quarterly dividends are subject to approval by the Board of Directors and may be adjusted as business needs or market conditions change.

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

Since program inception, Valvoline recognized cumulative restructuring and related expenses of $15 million, with $1 million recognized in the nine months ended June 30, 2020. The Company does not expect to incur material remaining costs from these actions. Restructuring expenses include employee severance and termination benefits provided to employees pursuant to the restructuring program. Restructuring-related expenses consist of those costs beyond those normally included in restructuring and incremental to the Company’s normal operating costs. These restructuring-related costs were expensed as incurred and primarily related to third-party professional service fees incurred in connection with execution of the restructuring program.

Results by segment do not include these restructuring and related expenses, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. Accordingly, these expenses were included in Unallocated and other.

Valvoline’s restructuring actions remain on track and are expected to generate annualized pre-tax savings of approximately $40 million to $50 million with benefits realized during the first nine months of 2020 and full savings expected to be delivered by the end of fiscal 2020. The ongoing annual savings are anticipated to benefit operating expenses, including Cost of sales and Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income, with a portion expected to be reinvested in the business to provide flexibility to address the ongoing market dynamics in Core North America and to invest in growth opportunities.

Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for additional details regarding this restructuring program.

Contractual obligations and other commitments

The following table sets forth Valvoline’s obligations and commitments to make future payments under existing agreements as of June 30, 2020. Excluded from the table are contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.

		Remainder of	1-3	3-5	More than
(In millions)	Total	fiscal 2020	years	years	5 years
Contractual obligations (a)
Long-term debt	$1,973	$—	$107	$466	$1,400
Interest payments (b)	478	20	140	133	185
Operating lease obligations	323	11	80	66	166
Financing lease obligations	96	1	14	14	67
Employee benefit obligations (c)	100	2	20	19	59
Purchase commitments	13	3	10	—	—
Total contractual obligations	$2,983	$37	$371	$698	$1,877

(a)Other long-term liabilities of approximately $123 million are excluded from this table as the uncertainty related to the amount and period of cash settlements prevents the Company from making a reasonably reliable estimate. These other long-term liabilities include the Company’s net obligations to its former parent company, deferred compensation, unrecognized tax benefits, and self-insurance liabilities that primarily related to workers’ compensation claims, among others.
(b)Interest expense on both variable and fixed rate debt assuming no prepayments, with variable interest rates assumed to remain constant through the end of the term at the rates that existed as of June 30, 2020.
(c)Includes estimated funding of pension plans for the remainder of fiscal 2020, as well as projected benefit payments through fiscal 2029 for Valvoline’s unfunded pension plans. Excludes benefit payments from pension plan trust funds.

Summary

As of June 30, 2020, cash and cash equivalents totaled $751 million, total debt was $2.0 billion, and total remaining borrowing capacity was $553 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2019. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no changes to critical accounting policies and estimates in the nine months ended June 30, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and except for the broad effects of the COVID-19 pandemic and actions taken to minimize the Company’s exposure to interest rate risk in relation to its variable-rate debt, there have been no material changes to Valvoline's exposure to market risks in the nine months ended June 30, 2020.

Refer to Item 2 of Part I and Item 1A of Part II within this Quarterly Report on Form 10-Q for discussion of current market conditions and risks to Valvoline's business and financial performance resulting from the COVID-19 pandemic. Also refer to Notes 3 and 15 in Item 1 of Part I within this Quarterly Report on Form 10-Q for discussion of the interest rate swap agreements the Company has entered into to-date. As a result of those agreements entered into during the nine months ended June 30, 2020, the Company's outstanding borrowings with fixed rates increased to approximately 80% as of June 30, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), and based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Valvoline’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information about the Company's risk factors is contained in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than the risk factor set forth below, there were no material changes to the Company's risk factors previously disclosed.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus, may disrupt Valvoline’s business and operations, which could materially affect Valvoline’s financial condition, results of operations and forward-looking expectations.

Pandemics, epidemics or disease outbreaks in the United States or globally, may disrupt Valvoline’s business, which could materially affect its results of operations, financial condition and forward-looking expectations. In December 2019, a novel strain of coronavirus ("COVID-19") was identified in Wuhan, China. Since then, COVID-19 has spread globally to most countries and all 50 states within the United States. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has negatively impacted Valvoline's business and results of operations during fiscal 2020 to-date, and adverse impacts are expected to continue in future periods, which Valvoline is unable to reasonably predict due to numerous uncertainties, including the duration and severity of the pandemic.

Specifically, as governments implemented lockdowns and stay-at-home guidelines in response to COVID-19, miles driven were significantly down in most of Valvoline’s key markets by late March 2020 and continued into April, with steady improvements in trends since that time. The decline in miles driven has resulted in lower volumes across Valvoline's reportable segments in fiscal 2020 year-to-date. In February 2020, Valvoline temporarily halted construction of its lubricants plant in China and implemented work-from-home protocols for employees in its China office due to the impact of COVID-19. Construction on the lubricants plant resumed and work-from-home protocols in China largely ended in early March 2020. Beginning March 18, 2020, Valvoline temporarily closed its corporate headquarters in Lexington, Kentucky, while implementing work-from-home protocols. Employees, other than those in Valvoline's retail service center stores, production and distribution facilities, began working remotely in virtually all locations globally, except China, where work-from-home protocols were implemented earlier and substantially ended in March. In addition, all non-essential travel has been restricted. While Valvoline has a distributed workforce and many employees are accustomed to working remotely or with other remote employees, the suspension of travel and doing business in-person could negatively impact the Company's marketing efforts, challenge the ability to enter into customer contracts in a timely manner, or create operational or other challenges, including telecommuting issues, as the Company adjusts to a large remote workforce, any of which could harm Valvoline's business. At Quick Lubes service center stores, changes were made requiring employees to wear personal protective equipment and modifying certain in-store procedures to further reduce direct contact from Valvoline's stay-in-your-car service experience. Valvoline may voluntarily elect or be required to temporarily close or reduce operations at its Quick Lubes service center stores, lubricant blending and packaging plants or remove its employees and personnel from the field for their protection. COVID-19 has also had a negative impact on Valvoline’s franchisees. Certain franchises reduced hours or temporarily closed at the discretion of the respective independent operator. Failure of one or more franchisees would have an adverse impact on Valvoline’s business due to its dependence on their growth, financial and operating performance. During the COVID-19 pandemic, Valvoline has seen an increase in attempts to breach its information technology systems with the implementation of work-from-home protocols, including cyber-security threats such as phishing, spam emails, hacking, social engineering, and malicious software, increasing the risks associated with a breach of or failure of Valvoline’s information technology systems.

The Company's return to office plans for its current remote workforce and reduction in travel restrictions are based upon multiple factors, including government mandates, guidelines issued by public health authorities, and the location and job responsibilities of specific Company personnel. Though these plans may be implemented in stages over an extended period of time, the Company may nevertheless experience operational disruptions when employees return to the office. While certain locations have relaxed shelter in place orders, the impact of these initiatives, including their sustainability, remains uncertain.

These impacts and any additional developments as a result of COVID-19, or other pandemics, epidemics or disease outbreaks have had adverse impacts on Valvoline's business and results of operations and may continue to adversely affect Valvoline’s business, results of operations, liquidity, financial condition, and forward-looking expectations, particularly if they are in place for an extended period of time. The spread of COVID-19 may materially adversely affect Valvoline’s ability to implement its growth plans, including, without limitation, delay construction or acquisition of new Quick Lubes service center stores; negatively impact Valvoline’s ability to successfully execute plans to enter into new markets; reduce demand for Valvoline’s products; cause Valvoline to experience inefficiencies in the supply chain, including but not limited to, the delivery of products and services to Valvoline’s customers, receipt of raw materials from suppliers or increased costs of raw materials; or negatively impact Valvoline’s ability to maintain operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended June 30, 2020 pursuant to the Board of Directors authorization on January 31, 2018 to repurchase up to $300 million of common stock through September 30, 2020. As of June 30, 2020, $15 million remained available for share repurchases under this authorization.

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

VALVOLINE INC.
(Registrant)

August 4, 2020	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer