Form 10-Q
period 2020-12-31
VALVOLINE INC
filed 2021-02-04
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At January 31, 2021, there were 181,421,240 shares of the registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions, except per share amounts - unaudited)	2020	2019
Sales	$653	$607
Cost of sales	425	396
Gross profit	228	211

Selling, general and administrative expenses	117	117
Net legacy and separation-related expenses (income)	1	(1)
Equity and other income, net	(14)	(9)
Operating income	124	104
Net pension and other postretirement plan income	(13)	(9)
Net interest and other financing expenses	20	16
Income before income taxes	117	97
Income tax expense	30	24
Net income	$87	$73

NET EARNINGS PER SHARE
Basic	$0.47	$0.39
Diluted	$0.47	$0.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	185	189
Diluted	186	189

COMPREHENSIVE INCOME
Net income	$87	$73
Other comprehensive income (loss), net of tax
Currency translation adjustments	18	8
Amortization of pension and other postretirement plan prior service credit	(2)	(2)
Other comprehensive income	16	6
Comprehensive income	$103	$79

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2020	September 30 2020
Assets
Current assets
Cash and cash equivalents	$527	$760
Receivables, net	430	433
Inventories, net	213	199
Prepaid expenses and other current assets	44	46
Total current assets	1,214	1,438
Noncurrent assets
Property, plant and equipment, net	713	613
Operating lease assets	293	261
Goodwill and intangibles, net	739	529
Equity method investments	46	44
Deferred income taxes	28	34
Other noncurrent assets	123	132
Total noncurrent assets	1,942	1,613
Total assets	$3,156	$3,051

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$88	$—
Trade and other payables	158	189
Accrued expenses and other liabilities	260	255
Total current liabilities	506	444
Noncurrent liabilities
Long-term debt	1,887	1,962
Employee benefit obligations	303	317
Operating lease liabilities	260	231
Other noncurrent liabilities	255	173
Total noncurrent liabilities	2,705	2,683
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 183 and 185 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	2	2
Paid-in capital	25	24
Retained deficit	(106)	(110)
Accumulated other comprehensive income	24	8
Total stockholders’ deficit	(55)	(76)
Total liabilities and stockholders’ deficit	$3,156	$3,051

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Three months ended December 31, 2020
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2020	185	$2	$24	$(110)	$8	$(76)
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Repurchases of common stock	(2)	—	—	(58)	—	(58)
Cumulative effect of adoption of new credit losses standard, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	16	16
Balance at December 31, 2020	183	$2	$25	$(106)	$24	$(55)

	Three months ended December 31, 2019
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$(258)
Net income	—	—	—	73	—	73
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Cumulative effect of adoption of new leasing standard, net of tax	—	—	—	1	—	1
Other comprehensive income, net of tax	—	—	—	—	6	6
Balance at December 31, 2019	188	$2	$16	$(231)	$17	$(196)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2020	2019
Cash flows from operating activities
Net income	$87	$73
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	21	16
Equity income from unconsolidated affiliates, net of distributions	—	(2)
Pension contributions	(1)	(4)
Stock-based compensation expense	3	4
Other, net	—	2
Change in assets and liabilities
Receivables	7	7
Inventories	(4)	4
Payables and accrued liabilities	(40)	(47)
Other assets and liabilities	6	6
Total cash provided by operating activities	79	59
Cash flows from investing activities
Additions to property, plant and equipment	(35)	(28)
Repayments on notes receivable	9	—
Acquisitions of businesses	(218)	(6)
Other investing activities, net	(1)	(1)
Total cash used in investing activities	(245)	(35)
Cash flows from financing activities
Proceeds from borrowings	11	—
Repurchases of common stock	(58)	—
Cash dividends paid	(23)	(21)
Other financing activities	(3)	(2)
Total cash used in financing activities	(73)	(23)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	6	3
(Decrease) increase in cash, cash equivalents, and restricted cash	(233)	4
Cash, cash equivalents, and restricted cash - beginning of period	761	159
Cash, cash equivalents, and restricted cash - end of period	$528	$163

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make use of estimates and assumptions that affect the reported amounts and disclosures. Actual results may vary from these estimates. In the opinion of management, the assumptions underlying the condensed consolidated financial statements for these interim periods are reasonable, and all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature unless otherwise disclosed herein. The results for interim periods are not necessarily indicative of those to be expected for the entire year, particularly in light of the novel coronavirus ("COVID-19") global pandemic and its effects.

Valvoline has substantially maintained its operations throughout the COVID-19 pandemic to-date and has continued precautionary measures to protect the Company's employees and customers and manage through the currently known impacts on its business. Given the unprecedented nature of the pandemic, the extent of future impacts cannot be reasonably estimated at this time due to numerous uncertainties, including the duration and severity of the pandemic.

Recent accounting pronouncements

The following standards relevant to Valvoline were either issued or adopted in the current year, or are expected to have a meaningful impact on Valvoline in future periods upon adoption. The FASB issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on Valvoline’s condensed consolidated financial statements, and therefore, is not described below.

Recently adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance that changes the recognition of credit losses from an incurred or probable loss methodology to a current expected credit loss model that results in the immediate recognition of credit losses that are expected to occur over the life of the financial instruments that are within the scope of the guidance, principally trade and other receivables for Valvoline. The new credit loss guidance was adopted on October 1, 2020 using the required modified retrospective approach. Under this approach, the new accounting guidance is applied prospectively from the date of adoption through a cumulative effect adjustment in retained deficit, while prior period financial statements continue to be reported in accordance with the previous guidance. Adoption did not have a material impact on the Company's condensed consolidated financial statements and resulted in a $2 million, net of tax, cumulative effect of accounting change that increased retained deficit and allowances for credit losses.

In connection with and following the adoption of this guidance, Valvoline maintains allowances to estimate expected lifetime credit losses that are based on a broad range of reasonable and supportable information and factors, including the length of time receivables are past due, the financial health of its customers, macroeconomic conditions, and historical collection experience. Refer to Note 11 for additional information regarding the Company's trade and other receivables and its allowances for credit losses.

Issued but not yet adopted

In March 2020, the FASB issued guidance regarding the effects of reference rate reform intended to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The Company has interest rate swap hedging arrangements and long-term debt as described in Notes 2 and 5 to the Condensed Consolidated Financial Statements, respectively, for which existing payments are based on LIBOR. This guidance is available to be adopted through the end of calendar 2022 to simplify the accounting for arrangements modified for the transition to alternative reference rates. The Company expects to adopt this guidance to the extent its arrangements are modified for the underlying reference rate prior to the end of calendar 2022 and does not expect adoption will have a material impact on its condensed consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	As of December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$189	$189	$—	$—	$—
Time deposits	36	—	36	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	1	—	1	—	—
Other noncurrent assets
Non-qualified trust funds	15	—	6	—	9
Total assets at fair value	$241	$189	$43	$—	$9

Accrued expenses and other liabilities
Currency derivatives (b)	$1	$—	$1	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	27	—	—	—	27
Total liabilities at fair value	$29	$—	$2	$—	$27

	As of September 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$296	$296	$—	$—	$—
Time deposits	139	—	139	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	16	—	8	—	8
Total assets at fair value	$454	$296	$150	$—	$8

Accrued expenses and other liabilities
Currency derivatives (b)	$2	$—	$2	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	25	—	—	—	25
Total liabilities at fair value	$28	$—	$3	$—	$25

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional value of $139 million and $149 million as of December 31, 2020 and September 30, 2020, respectively.

There were no material gains or losses recognized in earnings during the three months ended December 31, 2020 or 2019 related to these assets and liabilities.

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

	December 31, 2020			September 30, 2020
(In millions)	Fair value	Carrying value	Unamortized discounts and issuance costs	Fair value	Carrying value	Unamortized discounts and issuance costs
2025 Notes	$826	$790	$(10)	$827	$790	$(10)
2030 Notes	635	592	(7)	613	592	(8)
Total	$1,461	$1,382	$(17)	$1,440	$1,382	$(18)

Refer to Note 5 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Quick Lubes store acquisitions

During the three months ended December 31, 2020, the Company acquired 81 service center stores in single and multi-store transactions, including 27 former franchise locations converted to company-owned service center stores and 12 franchise-operated service center stores, for an aggregate purchase price of $218 million. These acquisitions expanded Valvoline's Quick Lubes system in key markets to more than 650 and 1,500 company-owned and system-wide service center stores, respectively, and included:

•Fourteen company-owned service center stores in Texas acquired from Kent Lubrication Centers Ltd. (doing business as Avis Lube) on October 1, 2020;
•Twenty-one former franchise locations converted to company-owned service center stores in Kansas and Missouri acquired from Westco Lube, Inc. on October 15, 2020;
•Twelve company-owned service center stores in Idaho acquired from L&F Enterprises (doing business as Einstein's Oilery) on October 30, 2020; and
•Twenty-seven Mister Oil Change Express® locations across seven states (15 company-owned and 12 franchise-operated) acquired from Car Wash Partners, Inc. on December 11, 2020.

During the three months ended December 31, 2019, the Company acquired nine service center stores in single and multi-store transactions, including two former franchise locations converted to company-owned service center stores, for a total of $6 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the three months ended December 31:

(In millions)	2020	2019
Inventories	$2	$—
Property, plant and equipment (a)	79	—
Operating lease assets	23	—
Goodwill (b)	175	5
Intangible assets (c)
Reacquired franchise rights (d)	33	1
Other	3	—
Other current liabilities (a)	(6)	—
Operating lease liabilities	(21)	—
Other noncurrent liabilities (a)	(70)	—
Net assets acquired	$218	$6

(a)Includes $73 million of finance lease assets in property, plant and equipment and finance lease liabilities of $3 million and $70 million in other current and noncurrent liabilities, respectively, for leases acquired during the three months ended December 31, 2020.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the three months ended December 31, 2020 and 2019 have weighted average amortization periods of 11 and six years, respectively.
(d)Prior to the acquisition of former franchise service center stores, Valvoline licensed the right to operate franchised quick lube service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 11 years for the rights reacquired in fiscal 2021. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

The fair values above are preliminary for up to one year from the date of acquisition as they may be subject to measurement period adjustments if new information is obtained about facts and circumstances that existed as of the acquisition date. The Company does not currently expect any material changes to the preliminary purchase price allocations for acquisitions completed during the last twelve months.

NOTE 4 - INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment and in total during the three months ended December 31, 2020:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2020	$316	$89	$40	$445
Acquisitions (a)	175	—	—	175
Currency translation	1	—	—	1
Balance at December 31, 2020	$492	$89	$40	$621

(a) Refer to Note 3 for details regarding the acquisitions completed during the three months ended December 31, 2020.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net on the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets:

(In millions)	December 31, 2020			September 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$31	$(6)	$25	$30	$(6)	$24
Reacquired franchise rights	90	(16)	74	57	(14)	43
Customer relationships	22	(7)	15	22	(7)	15
Other intangible assets	6	(2)	4	3	(1)	2
Total definite-lived intangible assets	$149	$(31)	$118	$112	$(28)	$84

The table that follows summarizes amortization expense (actual and estimated) for intangible assets, assuming no additional amortizable intangible assets:

	Actual	Estimated
	Three months ended December 31	Years ended September 30
(In millions)	2020	2021	2022	2023	2024	2025
Amortization expense	$3	$15	$14	$14	$13	$11

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt:

(In millions)	December 31 2020	September 30 2020
2030 Notes	$600	$600
2025 Notes	800	800
Term Loan	475	475
Trade Receivables Facility	88	88
China Credit Facility	30	18
Debt issuance costs and discounts	(18)	(19)
Total debt	1,975	1,962
Current portion of long-term debt	88	—
Long-term debt	$1,887	$1,962

Senior Notes
The Company's outstanding fixed rate senior notes as of December 31, 2020 consist of 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million (the “2025 Notes") and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600 million (the "2030 Notes," and collectively with the 2025 Notes, the "Senior Notes").

On December 15, 2020, Valvoline executed its call option to redeem the 2025 Notes, conditional upon closing the offering of 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535 million (the “2031 Notes") in January 2021. The Company intends to utilize the net proceeds of $528 million (after deducting initial purchasers’ discounts and debt issuance costs), together with cash and cash equivalents on hand, to fully redeem the 2025 Notes at an aggregate redemption price of approximately $840 million, which will include an early redemption premium of $26 million and accrued and unpaid interest, in addition to paying related fees and expenses.

Senior Credit Agreement
As of December 31, 2020 and September 30, 2020, the term loan facility (the “Term Loan”) had an outstanding principal balance of $475 million and there were no amounts outstanding under the $475 million revolving credit facility (the "Revolver"), both senior secured credit facilities provided under the senior credit agreement (the “Senior Credit Agreement”). As of December 31, 2020, the total borrowing capacity remaining under the Revolver was $470 million due to a reduction of $5 million for letters of credit outstanding.

As of December 31, 2020, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility
The $175 million trade receivables securitization facility (the "Trade Receivables Facility") had an outstanding balance of $88 million as of December 31, 2020 and September 30, 2020. Based on the availability of eligible receivables, the remaining borrowing capacity of the Trade Receivables Facility as of December 31, 2020 was $36 million. As of December 31, 2020 and September 30, 2020, the financing subsidiary owned $214 million and $267 million, respectively, of outstanding accounts receivable, which are included in Receivables, net in the Company’s Condensed Consolidated Balance Sheets.

China Credit Facility
During the first fiscal quarter of 2021, Valvoline borrowed $11 million under its $40 million credit agreement to finance capital expenditures associated with the preparation of the blending and packaging plant in China for production (the "China Credit Facility"). The China Credit Facility had $30 million and $18 million outstanding as of December 31, 2020 and September 30, 2020, respectively. The remaining borrowing capacity under the China Credit Facility was approximately $10 million as of December 31, 2020.

China Working Capital Facility

On November 16, 2020, the Company entered into a one-year revolving credit facility of approximately $23 million to finance working capital needs for the blending and packaging plant in China (the “China Working Capital Facility”). Borrowings will bear interest at the local prime rate less the applicable interest rate margin with interest due monthly and repayment of borrowings due at maturity. As of December 31, 2020, the China Working Capital Facility had no outstanding borrowings, leaving its full borrowing capacity of approximately $23 million remaining.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended
	December 31
(In millions)	2020	2019
Income tax expense	$30	$24
Effective tax rate percentage	25.6%	24.7%

The increase in income tax expense and the effective tax rate over the prior year was principally driven by an increase in pre-tax income and unfavorable discrete items compared to favorable discrete items in the prior year.

From a combination of statute expirations and anticipated audit settlements in the next twelve months, Valvoline currently estimates a decrease in the range of $25 million to $35 million in indemnity obligations due to the Company's former parent, which is expected to include certain unrecognized tax benefits.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

			Other postretirement benefits
	Pension benefits
(In millions)	2020	2019	2020	2019
Three months ended December 31
Service cost	$1	$1	$—	$—
Interest cost	11	16	—	—
Expected return on plan assets	(22)	(22)	—	—
Amortization of prior service credit	—	—	(2)	(3)
Net periodic benefit income	$(10)	$(5)	$(2)	$(3)

NOTE 8 – LITIGATION, CLAIMS AND CONTINGENCIES

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended
	December 31
(In millions, except per share amounts)	2020	2019
Numerator
Net income	$87	$73
Denominator
Weighted average common shares outstanding	185	189
Effect of potentially dilutive securities (a)	1	—
Weighted average diluted shares outstanding	186	189

Earnings per share
Basic	$0.47	$0.39
Diluted	$0.47	$0.39

(a)For the three months ended December 31, 2020 and 2019, there were approximately 1 million outstanding stock appreciation rights not included in the computation of diluted earnings per share because the effect would have been antidilutive.

NOTE 10 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•Quick Lubes services the passenger car and light truck quick lube market in the United States and Canada through company-owned and independent franchised retail quick lube service center stores and independent Express Care stores that service vehicles with Valvoline products.

•Core North America sells engine and automotive maintenance products in the United States and Canada to retailers, installers, and heavy-duty customers to service vehicles and equipment.

•International sells engine and automotive maintenance products in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating resources. Sales and operating income are the primary U.S. GAAP measures evaluated in assessing each reportable segment’s financial performance. Operating income by segment includes the allocation of shared corporate costs, which are allocated consistently based on each segment’s proportional contribution to various financial measures. Intersegment sales are not material, and assets are not allocated and included in the assessment of segment performance; consequently, these items are not disclosed by segment herein.

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

Segment financial results

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended
	December 31
	2020	2019
Sales
Quick Lubes	$254	$218
Core North America	235	248
International	164	141
Consolidated sales	$653	$607

Operating income
Quick Lubes	$43	$38
Core North America	47	46
International	34	20
Total operating segments	124	104
Unallocated and other (a)	—	—
Consolidated operating income	$124	$104

(a)Unallocated and other includes net legacy and separation-related activity and certain other corporate matters not allocated to the reportable segments.

Disaggregation of revenue

The following table summarizes sales by primary customer channel for the Company’s reportable segments:

	Three months ended
	December 31
(In millions)	2020	2019
Quick Lubes
Company-owned operations	$178	$142
Non-company owned operations	76	76
Total Quick Lubes	254	218

Core North America
Retail	135	137
Installer and other	100	111
Total Core North America	235	248

International	164	141

Consolidated sales	$653	$607

Sales by reportable segment disaggregated by geographic market follows:

	Quick Lubes		Core North America		International		Total
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Three months ended December 31
North America (a)	$254	$218	$235	$248	$—	$—	$489	$466
Europe, Middle East and Africa ("EMEA")	—	—	—	—	51	47	51	47
Asia Pacific	—	—	—	—	83	70	83	70
Latin America (a)	—	—	—	—	30	24	30	24
Totals	$254	$218	$235	$248	$164	$141	$653	$607

(a)Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows:

(In millions)	December 31 2020	September 30 2020	December 31 2019
Cash and cash equivalents	$527	$760	$162
Restricted cash (a)	1	1	1
Total cash, cash equivalents and restricted cash	$528	$761	$163

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following table summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2020	September 30 2020
Current
Trade	$410	$409
Other	13	14
Notes receivable from franchisees (a)	11	13
Receivables, gross	434	436
Allowance for credit losses	(4)	(3)
Receivables, net	$430	$433

Non-current (b)
Notes receivable from franchisees (a)	$8	$13
Other notes receivable	8	8
Noncurrent notes receivable, gross	16	21
Allowance for losses	(5)	(4)
Noncurrent notes receivable, net	$11	$17

(a)Notes receivable from franchisees were primarily issued in fiscal 2020 to provide financial assistance in response to the COVID-19 pandemic. No material balances were past due as of December 31, 2020.
(b)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Inventories

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out ("LIFO") method.

The following table summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2020	September 30 2020
Finished products	$204	$195
Raw materials, supplies and work in process	39	30
Reserve for LIFO cost valuation	(30)	(26)
Total inventories, net	$213	$199

Revenue recognition

The following table disaggregates the Company’s sales by timing of recognition:

	Three months ended
	December 31
(In millions)	2020	2019
Sales at a point in time	$642	$596
Franchised revenues transferred over time	11	11
Total consolidated sales	$653	$607

NOTE 12 – SUBSEQUENT EVENTS

Debt refinancing

In January 2021, the Company completed the issuance of the 2031 Notes and used the net proceeds of $528 million, together with $312 million of cash and cash equivalents on hand, to fully redeem the 2025 Notes, with an aggregate redemption price of approximately $840 million. The Company expects to recognize a loss on extinguishment of the 2025 Notes of $36 million during the second quarter of fiscal 2021, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

Dividend declared

On January 28, 2021, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on March 15, 2021 to shareholders of record on February 26, 2021.

Share repurchases

The Company repurchased over 1 million shares for an aggregate amount of $33 million from January 1, 2021 through January 31, 2021 pursuant to the Board of Directors authorization on November 12, 2020 to repurchase up to $100 million of common stock through September 30, 2021 (the “2020 Share Repurchase Authorization”). The Company has $9 million in aggregate share repurchase authority remaining under the 2020 Share Repurchase Authorization as of January 31, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, including estimates, projections, and statements related to the Company’s business plans and operating results, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed periodic report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

BUSINESS OVERVIEW

Valvoline is a worldwide marketer and supplier of engine and automotive maintenance products and services. Established in 1866, Valvoline’s heritage spans over 150 years, during which it has developed powerful recognition across multiple product and service channels. In addition to the iconic Valvoline-branded passenger car motor oils and other automotive lubricant products, Valvoline provides a wide array of lubricants used in heavy duty equipment, as well as automotive chemicals and fluids designed to improve engine performance and lifespan. Valvoline’s premium branded product offerings enhance its high-quality reputation and provide customers with solutions that address a wide variety of needs.

In the United States and Canada, Valvoline’s products and services are sold through more than 1,500 company-owned and franchised quick lube service center stores, to retailers with over 55,000 retail outlets, and to installer customers with approximately 15,000 locations. Valvoline also has a strong international presence with products sold in more than 140 countries. Valvoline serves its global customer base through its sales force and technical support organization and leverages technology, global customer relationships, and its diverse supply chain network to meet customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.

Valvoline has three reportable segments: Quick Lubes, Core North America, and International, with certain corporate and non-operational items included in Unallocated and Other to reconcile to consolidated results.

BUSINESS STRATEGY
Valvoline is focused on the following key business and growth strategies in fiscal 2021:

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

•Expanding capabilities to serve future transport vehicles by continuing to develop relationships with electric vehicle original equipment manufacturers and leveraging innovation in the delivery of future services and products in direct and adjacent markets; and

•Building a strong foundation enabled by data and technology to make Valvoline easy to do business with.

RECENT DEVELOPMENTS

Though COVID-19 remains a headwind to miles driven and management believes this contributed to certain unfavorable impacts on its results during the three months ended December 31, 2020, Valvoline's business has been able to substantially maintain its operations to-date and demonstrated solid performance while managing through the effects of the global pandemic. Management is unable to quantify the impact of COVID-19 on its current results due to their breadth and variability given the current stage and duration of the pandemic.

The COVID-19 pandemic has continued to evolve and its future impact on Valvoline will depend on a number of factors, including and among others, the ultimate duration and severity of the pandemic and the success of vaccinations and restrictive measures on containing the spread of the virus. While the Company cannot predict the duration or the scale of the COVID-19 pandemic, or the effect it may continue to have on Valvoline's business, results of operations, or liquidity, management continuously monitors the situation, the sufficiency of its responses, and makes adjustments as needed.

FIRST FISCAL QUARTER 2021 OVERVIEW

The following were the significant events for the first fiscal quarter of 2021, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $87 million and diluted earnings per share of $0.47 in the three months ended December 31, 2020, increases over the prior year quarter of 19% and 21%, respectively, driven by profitability improvements across all reportable segments.

•Quick Lubes operating income grew 13% over the prior year period driven by organic system-wide same store sales growth of 6.0% and the addition of 126 net new stores to the system compared to the prior year.

•Core North America operating income increased 2% over the prior year period due to favorable channel and product mix, in addition to lower expenses, which combined to more than offset unfavorable price-cost lag.

•International operating income increased 70% over the prior year driven by broad-based volume growth, improved gross margin rates primarily attributed to favorable geographic and product mix, and strong performance from unconsolidated joint ventures.

•Valvoline returned $81 million to its shareholders during the quarter while making substantial growth investments. The Company increased its quarterly dividend rate 11% from fiscal 2020 to $0.125 per share and repurchased over 2 million shares of Valvoline common stock for $58 million.

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

Management believes Adjusted EBITDA provides investors with a meaningful supplemental presentation of Valvoline’s operating performance. Adjusted EBITDA excludes the impact of the following:

•Key items - Key items consist of income or expenses associated with certain unusual, infrequent or non-operational income or expenses not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods. Key items may consist of adjustments related to: the impairment of an equity investment; legacy businesses, including the separation from Valvoline's former parent company and associated impacts of related indemnities; significant acquisitions or divestitures; restructuring-related matters; and other matters that are non-operational or unusual in nature. Key items are considered by management to be outside the comparable operational performance of the business and are also often related to legacy matters or market-driven events that are not directly related to the underlying business and do not have an immediate, corresponding impact on the Company’s ongoing performance. Details with respect to the composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

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

Valvoline’s results of operations are presented based on Valvoline’s management structure and internal accounting practices. The structure and practices are specific to Valvoline; therefore, Valvoline’s financial results, EBITDA, Adjusted EBITDA and free cash flow are not necessarily comparable with similar information for other comparable companies. EBITDA, Adjusted EBITDA and free cash flow each have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, net income and cash flows from operating activities as determined in accordance with U.S. GAAP. Because of these limitations, net income and cash flows from operating activities should primarily be relied upon as determined in accordance with U.S. GAAP, and EBITDA, Adjusted EBITDA, and free cash flow should only be used as supplements. In evaluating EBITDA, Adjusted EBITDA, and free cash flow, one should be aware that in the future Valvoline may recognize expenses/income similar to those for which adjustments are made in calculating EBITDA, Adjusted EBITDA, and free cash flow. Valvoline’s presentation of EBITDA, Adjusted EBITDA, and free cash flow should not be construed as a basis to infer that Valvoline’s future results will be unaffected by unusual or nonrecurring items.

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

Sales in the Quick Lubes reportable segment are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the end of period store counts and activity. Same-store-sales ("SSS") is defined as sales by U.S. Quick Lubes service center stores (company-owned, franchised and the combination of these for system-wide SSS), with new stores including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize. Differences in SSS are calculated to determine the percentage change between comparative periods. Quick Lubes revenue is limited to sales at company-owned stores, sales of lubricants and other products to independent franchisees and Express Care operators, and royalties and other fees from franchised stores. Although Valvoline does not recognize store-level sales from franchised stores as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes system-wide and franchised SSS comparisons and store counts are useful to assess the operating performance of the Quick Lube reportable segment and the operating performance of an average Quick Lubes store.

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

Management also evaluates lubricant volumes sold in gallons by each of its reportable segments and premium lubricant percentage, defined as premium lubricant gallons sold as a percentage of segment U.S. branded lubricant volumes for the Quick Lubes and Core North America segments and as a percentage of total segment lubricant volume for the International segment. Premium lubricant products generally provide a higher contribution to segment profitability and the percentage of premium volumes is useful to evaluating and understanding Valvoline’s operating performance.

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended December 31
	2020		2019
(In millions)		% of Sales		% of Sales
Sales	$653	100.0%	$607	100.0%
Gross profit	$228	34.9%	$211	34.8%
Net operating expenses	$104	15.9%	$107	17.6%
Operating income	$124	19.0%	$104	17.1%
Net income	$87	13.3%	$73	12.0%

Sales

Sales for the three months ended December 31, 2020 increased $46 million, or 8%, compared to the three months ended December 31, 2019. The following table provides a reconciliation of the changes:

Year over year change
(In millions)	Three months ended December 31, 2020
Volume and mix	$25
Price	5
Currency exchange	5
Acquisitions	11
Change in sales	$46

The Quick Lubes and International reportable segments delivered higher volumes and mix improvements and drove the increase in sales for the three months ended December 31, 2020 compared to the prior year period. In addition, benefits from acquisitions and pricing in Quick Lubes and favorable currency exchange in International contributed further to year-over-year sales growth. These increases were partially offset by declines in the Core North America reportable segment, primarily attributed to lower volumes.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit increased $17 million for the three months ended December 31, 2020 compared to the same period in the prior year. The table below provides a reconciliation of the changes:

Year over year change
(In millions)	Three months ended December 31, 2020
Volume and mix	$15
Price and cost	(2)
Currency exchange	2
Acquisitions	2
Change in gross profit	$17

The increase in gross profit for the three months ended December 31, 2020 compared to the prior year period was driven by higher volumes in the Quick Lubes and International reportable segments, favorable mix in each segment, the benefits of acquisitions in Quick Lubes, and favorable currency exchange, partially offset by an unfavorable lag between price and cost.

Gross profit margin was relatively flat for the three months ended December 31, 2020 compared to the prior year period. Favorable channel and product mix in Core North America in combination with product and geographic mix benefits in International offset margin deleverage in Quick Lubes.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended December 31
	2020		2019
(In millions)		% of Sales		% of Sales
Selling, general and administrative expenses	$117	17.9%	$117	19.3%
Net legacy and separation-related expenses (income)	1	0.1%	(1)	(0.2)%
Equity and other income, net	(14)	(2.1)%	(9)	(1.5)%
Net operating expenses	$104	15.9%	$107	17.6%

Selling, general and administrative expenses were flat in the three months ended December 31, 2020 compared to the prior year period. Declines from reduced travel expenses due to continued restrictions during the COVID-19 pandemic were offset by smaller increases across a number of areas, including amortization and transaction costs from recent acquisitions of Quick Lubes service center stores, wage and benefit inflation, and advertising in the Quick Lubes segment.

Increases in Net legacy and separation-related expenses of $2 million compared to the prior year period were primarily related to adjustments of indemnities estimated to be due to Valvoline's former parent, which increased in the current year compared to favorable activity in the prior year period.

Equity and other income, net increased $5 million for the three months ended December 31, 2020 compared to the prior year period. The increase was primarily driven by increased equity and royalty income attributed to the improved performance of the Company's unconsolidated joint ventures, particularly in India and China. Additional smaller increases related to insurance recoveries realized during the quarter.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three months ended December 31, 2020 increased $4 million from the prior year period. This increase is driven by lower interest cost and improved asset performance as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $4 million during the three months ended December 31, 2020 compared to the prior year period due to higher outstanding borrowings in the current year.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended December 31
(In millions)	2020	2019
Income tax expense	$30	$24
Effective tax rate percentage	25.6%	24.7%

The increase in income tax expense and the effective tax rate over the prior year was principally driven by an increase in pre-tax income and unfavorable discrete items compared to favorable discrete items in the prior year.

From a combination of statute expirations and anticipated audit settlements in the next twelve months, Valvoline currently estimates a decrease in the range of $25 to $35 million in indemnity obligations due to the Company's former parent, which is expected to include certain unrecognized tax benefits.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended December 31
(In millions)	2020	2019
Net income	$87	$73
Income tax expense	30	24
Net interest and other financing expenses	20	16
Depreciation and amortization	21	16
EBITDA	158	129
Net pension and other postretirement plan income (a)	(13)	(9)
Net legacy and separation-related expenses (income)	1	(1)
Business interruption recovery	(1)	—
Restructuring and related expenses	—	1
Adjusted EBITDA	$145	$120

(a) Net pension and other postretirement plan income includes remeasurement gains and losses, when applicable, and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

Adjusted EBITDA increased $25 million for the three months ended December 31, 2020 driven by the ongoing strength of same-store sales and store additions in Quick Lubes; favorable channel and product mix coupled with lower expenses in Core North America; and volume growth, the benefits of improved geographic and product mix, and a higher contribution from unconsolidated joint ventures in International.

Reportable segment review
Valvoline’s business is managed within the following three reportable segments:

•Quick Lubes - services the passenger car and light truck quick lube market in the United States and Canada through company-owned and independent franchised retail quick lube service center stores and independent Express Care stores that service vehicles with Valvoline products.

•Core North America - sells engine and automotive maintenance products in the United States and Canada to retailers, installers, and heavy-duty customers to service vehicles and equipment.
•International sells engine and automotive maintenance products in more than 140 countries outside of the United States and Canada for the maintenance of consumer and commercial vehicles and equipment.

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

	Company-owned
	First Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Beginning of period	584	548	536	524	519
Opened	10	22	5	7	2
Acquired	42	2	2	1	7
Net conversions between company-owned and franchised	27	12	5	4	(4)
End of period	663	584	548	536	524

	Franchised (a)
	First Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020	First Quarter 2020
Beginning of period	878	884	883	883	866
Opened	8	7	8	8	13
Acquired	12	—	—	—	—
Net conversions between company-owned and franchised	(27)	(12)	(5)	(4)	4
Closed	(1)	(1)	(2)	(4)	—
End of period (b)	870	878	884	883	883

Total stores	1,533	1,462	1,432	1,419	1,407

(a)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
(b)Included in the store counts at the end of the second, third and fourth quarters of fiscal 2020 were certain service center stores temporarily closed at the discretion of the respective independent operators due to the impacts of COVID-19. There were no service center stores temporarily closed as of December 31, 2020. As of September 30, 2020, 1 franchised service center store was temporarily closed, 5 franchised service center stores were temporarily closed as of June 30, 2020, and 26 franchised service center stores were temporarily closed as of March 31, 2020.

The year over year change resulted in 126 net new company-owned and franchised stores as a result of 67 net openings and 59 acquired stores. Organic service center store growth was primarily related to new company-owned service center store openings and franchisee expansion in key markets.

The following table summarizes the results of the Quick Lubes reportable segment:

	Three months ended December 31
(In millions)	2020	2019
Sales	$254	$218
Operating income	$43	$38
Depreciation and amortization	$15	$10
Gross profit as a percent of sales (a)	35.0%	37.3%
Operating income as a percent of sales	16.9%	17.4%

Operating information
Lubricant sales gallons	7.7	7.3
Premium lubricants (percent of U.S. branded volumes)	69.4%	66.5%
Same-store sales growth (b) - Company-owned	6.1%	6.3%
Same-store sales growth (b) - Franchised (c)	6.0%	9.9%
Same-store sales growth (b) - Combined (c)	6.0%	8.4%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Valvoline determines same-store sales growth ("SSS") as sales by U.S. Quick Lubes service center stores, with new stores, including franchise conversions, excluded from the metric until the completion of their first full fiscal year in operation. Previously, SSS was determined as sales by U.S. Quick Lubes service center stores, with stores new to the U.S. Quick Lubes system excluded from the metric until completion of their first full year in operation. Prior period measures have been revised to conform to the current basis of presentation.
(c)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

Quick Lubes sales increased $36 million, or 17%, for the first fiscal quarter compared to the prior year period led by contributions from organic and unit growth through acquisitions. While SSS varied with softer results in the middle of the quarter believed to be due to the increased COVID-19 restrictions and the related impact on miles driven, since November, SSS results have been strong and grew 6.0% system-wide for the quarter compared to the prior year. This growth was driven by mix benefits from premiumization, as well as strong operations and in‐store execution with increased non-oil change services, improved pricing, customer base expansion, and higher transactions. The addition of 126 net new stores through acquisitions and new service center store openings also contributed to revenue growth from the prior year period.

Gross profit margin decreased 2.3% in the three months ended December 31, 2020 compared to the prior year period primarily related to higher costs associated with adding new and acquired service center stores to the company-owned system, particularly those within the early phases of their operation. Gross profit margin was unfavorably impacted to a lesser extent by unproductive labor and other costs related to the Company's COVID-19 protocols designed to protect its employees and customers.

Operating income increased $5 million during the three months ended December 31, 2020 compared to the prior year period primarily related to higher volumes and mix benefits, which offset margin rate declines.

Core North America

The following table summarizes the results of the Core North America reportable segment:

	Three months ended December 31
(In millions)	2020	2019
Sales	$235	$248
Operating income	$47	$46
Depreciation and amortization	$4	$4
Gross profit as a percent of sales (a)	37.6%	36.3%
Operating income as a percent of sales	20.0%	18.5%

Operating information
Lubricant sales gallons	21.2	21.4
Premium lubricants (percent of U.S. branded volumes)	59.7%	56.0%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.

Core North America sales decreased $13 million, or 5%, in the first fiscal quarter compared to the prior year period primarily related to lower volumes in the installer channel, which has been running modestly ahead of miles driven trends as new business partially offset the slower pace of recovery from the continued impacts of COVID-19.

Gross profit margin increased 1.3% in the three months ended December 31, 2020 compared to the prior year period due to favorable channel and product mix, which was partially offset by unfavorable price-cost lag. Actions taken to optimize promotional performance as well as effective marketing support drove solid progress in the retail channel where volumes were led by branded products and increased modestly, improving channel and product mix over the prior year. These benefits partly countered the short-term margin pressure from higher raw material costs where actions continue to pass through these cost increases.

Operating income improved $1 million during the three months ended December 31, 2020 compared to the prior year period primarily due to reduced operating expenses as a result of travel restrictions and margin improvements resulting from favorable mix.

International

The following table summarizes the results of the International reportable segment:

	Three months ended December 31
(In millions)	2020	2019
Sales	$164	$141
Operating income	$34	$20
Depreciation and amortization	$2	$2
Gross profit as a percent of sales (a)	30.9%	28.7%
Operating income as a percent of sales	20.7%	14.2%

Operating information
Lubricant sales gallons (b)	16.8	14.7
Lubricant sales gallons, including unconsolidated joint ventures (c)	30.3	25.5
Premium lubricants (percent of lubricant volume)	27.1%	25.8%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Excludes volumes sold by unconsolidated subsidiaries.
(c)Valvoline's unconsolidated joint ventures are distinct legal entities and Valvoline does not consolidate the result of operations of its unconsolidated joint ventures.

International sales increased $23 million, or 16%, for the three months ended December 31, 2020 compared to the prior year period due to solid performances and volume growth across all regions, including notably strong results in Latin America and Asia Pacific led by China. Volume growth in the quarter was driven by a combination of organic growth and restocking due to COVID-19. Organic growth was attributed to a number of key actions to optimize distribution, add value to customers, and amplify brand building focused in key markets. Currency exchange and favorable geographic and product mix also contributed to a lesser extent to sales growth in the current year.

Gross profit margin increased 2.2% for the three months ended December 31, 2020 primarily driven by geographic and product mix benefits and favorable currency exchange.

Operating income increased $14 million during the three months ended December 31, 2020 primarily due to higher volumes and margin improvements, as well as increased contributions from unconsolidated joint ventures and lower operating costs largely driven by reduced travel expenses as a result of COVID-19 restrictions.

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

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31:

(In millions)	2020	2019
Cash, cash equivalents, and restricted cash - beginning of period	$761	$159

Cash provided by (used in):
Operating activities	79	59
Investing activities	(245)	(35)
Financing activities	(73)	(23)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	6	3
(Decrease) increase in cash, cash equivalents, and restricted cash	(233)	4

Cash, cash equivalents, and restricted cash - end of period	$528	$163

Operating activities

The increase in operating cash flows provided by operating activities for the three months ended December 31, 2020 compared to the prior year was primarily due to higher cash earnings, which was partially offset by higher interest payments of $9 million.

Investing activities

The increase in cash flows used in investing activities for the three months ended December 31, 2020 compared to the prior year was primarily due to increased investments in Quick Lubes growth through the expansion of its store network via acquisition and new company-owned service center store openings. During the three months ended December 31, 2020, Valvoline acquired 81 and opened 10 service center stores compared to nine and two, respectively, in the prior year period. Additionally, capital expenditures increased modestly in the current year related to the Company's blending and packaging plant in China where production began in early December 2020. The plant remains on schedule to produce substantially all of the Company's lubricant volume for the China market by the end of fiscal 2021.

Valvoline is currently forecasting approximately $160 million to $170 million of capital expenditures for full year fiscal 2021, funded primarily from operating cash flows.

Financing activities

The increase in cash flows used in financing activities for the three months ended December 31, 2020 compared to the prior year period was primarily driven by increased cash returned to shareholders through share repurchases and dividends, partially offset by proceeds from borrowings on the China Credit Facility.

Free cash flow and other liquidity information

The following table sets forth free cash flow and reconciles cash flows from operating activities to free cash flow. As previously noted, free cash flow has certain limitations, including that it does not reflect adjustments for certain non-

discretionary cash flows, such as mandatory debt repayments. Refer to the “Use of Non-GAAP Measures” section included above in this Item 2 for additional information.

	Three months ended December 31
(In millions)	2020	2019
Cash flows provided by operating activities	$79	$59
Additions to property, plant and equipment	(35)	(28)
Free cash flow	$44	$31

As of December 31, 2020, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $796 million compared to $994 million as of September 30, 2020. Liquid assets (cash, cash equivalents, and receivables) were 189% of current liabilities as of December 31, 2020 and 269% at September 30, 2020. The decrease in working capital is primarily driven by cash and cash equivalents utilized to fund investments in Quick Lubes expansion through acquisition.

Debt

As of December 31, 2020 and September 30, 2020, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $2.0 billion comprised of loans and revolving facilities. Approximately 88% of Valvoline's outstanding borrowings, inclusive of its interest rate swap agreements, had fixed rates as of December 31, 2020. Valvoline was in compliance with all covenants of its debt obligations as of December 31, 2020 and had a combined total of $506 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility. Credit facilities in place in China had $33 million of combined borrowing capacity remaining, $23 million under the China Working Capital Facility and $10 million under the China Credit Facility. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

In January 2021, the Company completed the issuance of the 2031 Notes and used the net proceeds of $528 million, together with cash and cash equivalents on hand, to fully redeem the 2025 Notes, with a total aggregate redemption price of $840 million. These transactions will reduce Valvoline's gross leverage and cost of capital, resulting in lower ongoing interest expense. As of January 31, 2021, the Company had total available liquidity of approximately $700 million including cash and cash equivalents on hand of over $200 million after using $312 million in January to redeem the 2025 Notes.

Dividend payments and share repurchases

During the three months ended December 31, 2020, the Company paid cash dividends of $0.125 per common share for $23 million and repurchased over 2 million shares of its common stock for $58 million pursuant to the 2020 Share Repurchase Authorization.

On January 28, 2021, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on March 15, 2021 to shareholders of record on February 26, 2021. The Company repurchased more than 1 million shares of its common stock for $33 million in the period from January 1, 2021 through January 31, 2021, leaving Valvoline with $9 million in aggregate share repurchase authority remaining under the 2020 Share Repurchase Authorization as of January 31, 2021.

The dividend and share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions, and then returning excess cash to shareholders through dividends and share repurchases. Future declarations of quarterly dividends are subject to approval by the Board and may be adjusted as business needs or market conditions change, while the timing and amount of any future share repurchases will be based on the level of Valvoline's liquidity, general business and market conditions and other factors, including alternative investment opportunities.

Guarantor financial information

The 2025 Notes are general unsecured senior obligations of Valvoline Inc. and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by Valvoline Inc. and wholly-owned subsidiaries of the Company (the "Guarantor Subsidiaries") collectively referred to as the "Obligor Group." Refer to Exhibit 22 for a summary of the Company's Guarantor Subsidiaries. Other subsidiaries (the "Non-guarantor Subsidiaries") largely represent the international operations of the Company, which do not guarantee the 2025 Notes. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q as well as Valvoline's Annual Report on Form 10-K for the year ended September 30, 2020 for additional details on the 2025 Notes.

The following table presents the Obligor Group's summarized statement of comprehensive income for the three months ended December 31, 2020:

(In millions)	Obligor Group
Revenue	$495
Intercompany revenue with non-obligor subsidiaries, net	$10
Gross profit	$179
Operating income	$107
Net income attributable to group	$72

The following table presents the Obligor Group's summarized balance sheets as of:

(In millions)	December 31, 2020	September 30, 2020
Assets
Current assets	$670	$863
Intercompany receivable	$45	$42
Noncurrent assets	$1,676	$1,365

Liabilities
Current liabilities	$303	$334
Noncurrent liabilities	$2,626	$2,534

Off-balance sheet arrangements

As of December 31, 2020, Valvoline has no contractual obligations that are reasonably likely to have a material effect on the Company’s condensed consolidated financial statements that are not fully recorded within the Condensed Consolidated Balance Sheets or fully disclosed in the Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q. As part of Valvoline’s normal course of business, it is a party to certain financial guarantees and other commitments, and while these arrangements involve elements of performance and credit risk, such risk is not currently considered reasonably likely to have a material effect on the Company’s condensed consolidated financial statements. The possibility that Valvoline would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the party whose obligations Valvoline guarantees, or the occurrence of future events.

Summary

As of December 31, 2020, cash and cash equivalents totaled $527 million, total debt was $2.0 billion, and total remaining borrowing capacity was $506 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2020. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no changes to critical accounting policies and estimates in the three months ended December 31, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2020.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 2.5 million shares of its common stock for $58 million during the three months ended December 31, 2020 pursuant to the 2020 Share Repurchase Authorization.

Share repurchase activity during the three months ended December 31, 2020 follows:

Monthly period	Total number of shares purchase	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2020 - October 31, 2020	—	$—	—	$—
November 1, 2020 - November 30, 2020	555,904	$22.94	555,904	$87
December 1, 2020 - December 31, 2020	1,963,475	$23.22	1,963,475	$42
Total	2,519,379	$23.16	2,519,379

ITEM 6.  EXHIBITS

22	List of Guarantors Subsidiaries (incorporated by reference to Exhibit 22 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 24, 2020).

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
® Register mark, Car Wash Partners, Inc., registered in United States

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

February 4, 2021	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer