Form 10-Q
period 2021-03-31
VALVOLINE INC
filed 2021-04-29
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At April 23, 2021, there were 181,077,542 shares of the registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share amounts - unaudited)	2021	2020	2021	2020
Sales	$701	$578	$1,354	$1,185
Cost of sales	454	371	879	767
Gross profit	247	207	475	418

Selling, general and administrative expenses	129	96	246	213
Net legacy and separation-related expenses (income)	—	—	1	(1)
Equity and other income, net	(13)	(6)	(27)	(15)
Operating income	131	117	255	221
Net pension and other postretirement plan income	(14)	(9)	(27)	(18)
Net interest and other financing expenses	55	38	75	54
Income before income taxes	90	88	207	185
Income tax expense	22	25	52	49
Net income	$68	$63	$155	$136

NET EARNINGS PER SHARE
Basic	$0.37	$0.33	$0.84	$0.72
Diluted	$0.37	$0.33	$0.84	$0.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	182	188	184	188
Diluted	183	188	184	189

COMPREHENSIVE INCOME
Net income	$68	$63	$155	$136
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(7)	(21)	11	(13)
Amortization of pension and other postretirement plan prior service credit	(2)	(2)	(4)	(4)
Unrealized gain on cash flow hedges	1	—	1	—
Other comprehensive (loss) income	(8)	(23)	8	(17)
Comprehensive income	$60	$40	$163	$119

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2021	September 30 2020
Assets
Current assets
Cash and cash equivalents	$247	$760
Receivables, net	448	433
Inventories, net	218	199
Prepaid expenses and other current assets	55	46
Total current assets	968	1,438
Noncurrent assets
Property, plant and equipment, net	741	613
Operating lease assets	299	261
Goodwill and intangibles, net	732	529
Equity method investments	45	44
Deferred income taxes	19	34
Other noncurrent assets	117	132
Total noncurrent assets	1,953	1,613
Total assets	$2,921	$3,051

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$1	$—
Trade and other payables	180	189
Accrued expenses and other liabilities	267	255
Total current liabilities	448	444
Noncurrent liabilities
Long-term debt	1,719	1,962
Employee benefit obligations	286	317
Operating lease liabilities	265	231
Other noncurrent liabilities	259	173
Total noncurrent liabilities	2,529	2,683
Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 181 and 185 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	2	2
Paid-in capital	29	24
Retained deficit	(103)	(110)
Accumulated other comprehensive income	16	8
Total stockholders’ deficit	(56)	(76)
Total liabilities and stockholders’ deficit	$2,921	$3,051

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit

	Six months ended March 31, 2021
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2020	185	$2	$24	$(110)	$8	$(76)
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Repurchases of common stock	(2)	—	—	(58)	—	(58)
Cumulative effect of adoption of new credit losses standard, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	16	16
Balance at December 31, 2020	183	$2	$25	$(106)	$24	$(55)
Net income	—	—	—	68	—	68
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	4	—	—	4
Repurchases of common stock	(2)	—	—	(42)	—	(42)
Other comprehensive loss, net of tax	—	—	—	—	(8)	(8)
Balance at March 31, 2021	181	$2	$29	$(103)	$16	$(56)

	Six months ended March 31, 2020
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Totals
	Shares	Amount
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$(258)
Net income	—	—	—	73	—	73
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Cumulative effect of adoption of new leasing standard, net of tax	—	—	—	1	—	1
Other comprehensive income, net of tax	—	—	—	—	6	6
Balance at December 31, 2019	188	$2	$16	$(231)	$17	$(196)
Net income	—	—	—	63	—	63
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Repurchases of common stock	(3)	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	(23)	(23)
Balance at March 31, 2020	185	$2	$16	$(249)	$(6)	$(237)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2021	2020
Cash flows from operating activities
Net income	$155	$136
Adjustments to reconcile net income to cash flows from operating activities
Loss on extinguishment of debt	36	19
Depreciation and amortization	44	31
Pension contributions	(4)	(5)
Stock-based compensation expense	6	3
Other, net	2	2
Change in assets and liabilities
Receivables	(14)	44
Inventories	(13)	(20)
Payables and accrued liabilities	4	(40)
Other assets and liabilities	(26)	(16)
Total cash provided by operating activities	190	154
Cash flows from investing activities
Additions to property, plant and equipment	(74)	(57)
Repayments on notes receivable	12	—
Acquisitions of businesses, net of cash acquired	(223)	(11)
Other investing activities, net	9	(3)
Total cash used in investing activities	(276)	(71)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	546	1,132
Repayments on borrowings	(800)	(475)
Premium paid to extinguish debt	(26)	(15)
Repurchases of common stock	(100)	(60)
Cash dividends paid	(46)	(42)
Other financing activities	(5)	(3)
Total cash (used in) provided by financing activities	(431)	537
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	4	(4)
(Decrease) increase in cash, cash equivalents, and restricted cash	(513)	616
Cash, cash equivalents, and restricted cash - beginning of period	761	159
Cash, cash equivalents, and restricted cash - end of period	$248	$775

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

Recent accounting pronouncements

The following standards relevant to Valvoline were either issued or adopted in the current year, or are expected to have a meaningful impact on Valvoline in future periods upon adoption. The Financial Accounting Standards Board ("FASB") issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on Valvoline’s condensed consolidated financial statements, and therefore, is not described below.

Recently adopted

In June 2016, the FASB issued updated guidance that changes the recognition of credit losses from an incurred or probable loss methodology to a current expected credit loss model that results in the immediate recognition of credit losses that are expected to occur over the life of the financial instruments that are within the scope of the guidance, principally trade and other receivables for Valvoline. The new credit loss guidance was adopted on October 1, 2020 using the required modified retrospective approach. Under this approach, the new accounting guidance is applied prospectively from the date of adoption through a cumulative effect adjustment in retained deficit, while prior period financial statements continue to be reported in accordance with the previous guidance. Adoption did not have a material impact on the Company's condensed consolidated financial statements and resulted in a $2 million, net of tax, cumulative effect of accounting change that increased retained deficit and allowances for credit losses.

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

NOTE 2 - FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	As of March 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$13	$13	$—	$—	$—
Time deposits	74	—	74	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	13	—	4	—	9
Interest rate swap agreements	2		2
Total assets at fair value	$105	$13	$83	$—	$9

Accrued expenses and other liabilities
Currency derivatives (b)	$2	$—	$2	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	23	—	—	—	23
Total liabilities at fair value	$26	$—	$3	$—	$23

	As of September 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$296	$296	$—	$—	$—
Time deposits	139	—	139	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	16	—	8	—	8
Total assets at fair value	$454	$296	$150	$—	$8

Accrued expenses and other liabilities
Currency derivatives (b)	$2	$—	$2	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	25	—	—	—	25
Total liabilities at fair value	$28	$—	$3	$—	$25

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $173 million and $149 million as of March 31, 2021 and September 30, 2020, respectively.

There were no material gains or losses recognized in earnings for the three and six months ended March 31, 2021 or 2020 related to these assets and liabilities.

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

	March 31, 2021			September 30, 2020
(In millions)	Fair value	Carrying value	Unamortized discounts and issuance costs	Fair value	Carrying value	Unamortized discounts and issuance costs
2025 Notes	$—	$—	$—	$827	$790	$(10)
2030 Notes	613	593	(7)	613	592	(8)
2031 Notes	519	528	(7)	—	—	—
Total	$1,132	$1,121	$(14)	$1,440	$1,382	$(18)

Refer to Note 5 for more information on Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Retail store acquisitions

The Company acquired 100 service center stores in single and multi-store transactions for an aggregate purchase price of $223 million during the six months ended March 31, 2021. These acquisitions expand Valvoline's retail presence in key North American and international markets, increase the Quick Lubes system to more than 650 company-operated and 1,500 system-wide service center stores, and included:

•Fourteen company-operated service center stores in Texas acquired from Kent Lubrication Centers Ltd. (doing business as Avis Lube) on October 1, 2020;
•Twenty-one former franchise locations converted to company-operated service center stores in Kansas and Missouri acquired from Westco Lube, Inc. on October 15, 2020;
•Twelve company-operated service center stores in Idaho acquired from L&F Enterprises (doing business as Einstein's Oilery) on October 30, 2020;
•Twenty-seven Mister Oil Change Express® locations (15 company-operated and 12 franchise-operated) across seven states acquired from Car Wash Partners, Inc. on December 11, 2020;
•Seven former franchise and 14 former joint venture locations converted to company-operated service center stores acquired in single and multi-store transactions; and
•Five company-operated service center stores acquired in single store transactions.

During the six months ended March 31, 2020, the Company acquired 14 service center stores in single and multi-store transactions, including six former franchise locations, for a total of $11 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the six months ended March 31:

(In millions)	2021	2020
Inventories	$2	$—
Other current assets	1	—
Property, plant and equipment (a)	82	1
Operating lease assets	26	—
Goodwill (b)	180	5
Intangible assets (c)
Reacquired franchise rights (d)	34	5
Other	3	—
Other current liabilities (a)	(7)	—
Operating lease liabilities	(24)	—
Other noncurrent liabilities (a)	(74)	—
Net assets acquired	$223	$11

(a)Includes $73 million of finance lease assets in property, plant and equipment and finance lease liabilities of $3 million and $70 million in other current and noncurrent liabilities, respectively, for leases acquired during the six months ended March 31, 2021.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the six months ended March 31, 2021 and 2020 have weighted average amortization periods of 11 and nine years, respectively.
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

NOTE 4 - INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill by reportable segment and in total during the six months ended March 31, 2021:

(In millions)	Quick Lubes	Core North America	International	Total
Balance at September 30, 2020	$316	$89	$40	$445
Acquisitions (a)	178	—	2	180
Dispositions (b)	(10)	—	—	(10)
Currency translation	2	—	—	2
Balance at March 31, 2021	$486	$89	$42	$617

(a)Includes acquisitions within the Quick Lubes reportable segment of 86 service center stores and a former joint venture in the International reportable segment. Refer to Note 3 for additional details.
(b)Derecognition of goodwill associated with the sale of 12 company-owned, franchise-operated service center stores to franchisees.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets:

(In millions)	March 31, 2021			September 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$31	$(7)	$24	$30	$(6)	$24
Reacquired franchise rights	91	(18)	73	57	(14)	43
Customer relationships	22	(8)	14	22	(7)	15
Other intangible assets	6	(2)	4	3	(1)	2
Total definite-lived intangible assets	$150	$(35)	$115	$112	$(28)	$84

The table that follows summarizes amortization expense (actual and estimated) for intangible assets, assuming no additional amortizable intangible assets:

	Actual	Estimated
	Six months ended March 31	Years ended September 30
(In millions)	2021	2021	2022	2023	2024	2025
Amortization expense	$7	$15	$14	$14	$13	$11

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	March 31 2021	September 30 2020
2031 Notes	$535	$—
2030 Notes	600	600
2025 Notes	—	800
Term Loan	475	475
Trade Receivables Facility	88	88
China Construction Facility	37	18
Debt issuance costs and discounts	(15)	(19)
Total debt	1,720	1,962
Current portion of long-term debt	1	—
Long-term debt	$1,719	$1,962

Senior Notes
The Company's outstanding fixed rate senior notes as of March 31, 2021 consist of 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535 million (the “2031 Notes") and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600 million (the "2030 Notes," and collectively with the 2031 Notes, the "Senior Notes").

In January 2021, Valvoline issued the 2031 Notes in a private offering for net proceeds of $528 million (after deducting initial purchasers’ discounts and debt issuance costs). The net proceeds, along with cash and cash equivalents on hand, were used to redeem in full Valvoline's 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million (the “2025 Notes"), plus an early redemption premium of $26 million, accrued and unpaid interest, as well as related fees and expenses for an aggregate redemption price of approximately $840 million. A loss on extinguishment of the 2025 Notes of $36 million was recognized in Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2021, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

The 2031 Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2031 Notes from the holders thereof. The 2031 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the governing indenture.

Senior Credit Agreement
As of March 31, 2021 and September 30, 2020, the term loan facility (the “Term Loan”) had an outstanding principal balance of $475 million, and there were no amounts outstanding under the $475 million revolving credit facility (the "Revolver"), both of which are senior secured credit facilities provided under the senior credit agreement (the “Senior Credit Agreement”). As of March 31, 2021, the total borrowing capacity remaining under the Revolver was $470 million due to a reduction of $5 million for letters of credit outstanding.

As of March 31, 2021, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility
The $175 million trade receivables securitization facility (the "Trade Receivables Facility") had an outstanding balance of $88 million as of March 31, 2021 and September 30, 2020. The financing subsidiary owned $246 million and $267 million of outstanding accounts receivable as of March 31, 2021 and September 30, 2020, respectively, which are included in Receivables, net in the Company’s Condensed Consolidated Balance Sheets.

On April 27, 2021, Valvoline amended the Trade Receivables Facility to extend its maturity to April 2024 and modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s remaining borrowing capacity to $87 million as of March 31, 2021. The amendment also reduces the minimum required borrowing to the lesser of (i) 33 percent of the total facility limit or (ii) the borrowing base from the availability of eligible receivables, in addition to permitting up to a 30 consecutive day annual exemption from this requirement. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under this amendment.

China Construction Facility
During the six months ended March 31, 2021, Valvoline borrowed $18 million under its $40 million credit agreement to finance capital expenditures associated with the preparation of the blending and packaging plant in China for production at capacity (the "China Construction Facility"). The China Construction Facility had approximately $37 million and $18 million outstanding as of March 31, 2021 and September 30, 2020, respectively. The remaining borrowing capacity under the China Construction Facility was approximately $3 million as of March 31, 2021.

China Working Capital Facility

On November 16, 2020, the Company entered into a one-year revolving credit facility of approximately $23 million to finance working capital needs for the blending and packaging plant in China (the “China Working Capital Facility”). Borrowings will bear interest at the local prime rate less the applicable interest rate margin with interest due monthly and repayment of borrowings due at maturity. As of March 31, 2021, the China Working Capital Facility had no outstanding borrowings, leaving its full borrowing capacity of approximately $23 million remaining.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2021	2020	2021	2020
Income tax expense	$22	$25	$52	$49
Effective tax rate percentage	24.4%	28.4%	25.1%	26.5%

The decreases in effective tax rates for the three and six months ended March 31, 2021 were principally driven by tax reform legislation enacted in the prior year, which resulted in lower current year taxes and unfavorable discrete activity in the prior year periods. Higher pre-tax earnings in the six months ended March 31, 2021 more than offset these benefits resulting in an increase in tax expense for the current year-to-date period.

From a combination of statute expirations and anticipated audit settlements in the next twelve months, Valvoline currently estimates a decrease in the range of $25 million to $35 million in indemnity obligations due to the Company's former parent, which is expected to include certain unrecognized tax benefits.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

			Other postretirement benefits
	Pension benefits
(In millions)	2021	2020	2021	2020
Three months ended March 31
Service cost	$—	$—	$—	$—
Interest cost	11	15	—	1
Expected return on plan assets	(21)	(22)	—	—
Amortization of prior service credit	—	—	(4)	(3)
Net periodic benefit income	$(10)	$(7)	$(4)	$(2)

Six months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	22	31	—	1
Expected return on plan assets	(43)	(44)	—	—
Amortization of prior service credit	—	—	(6)	(6)
Net periodic benefit income	$(20)	$(12)	$(6)	$(5)

NOTE 8 – LITIGATION, CLAIMS AND CONTINGENCIES

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. The Company establishes liabilities for the outcome of such matters where losses are determined to be probable and reasonably estimable. Where appropriate, the Company has recorded liabilities with respect to these matters, which were not material for the periods presented as reflected in the condensed consolidated financial statements herein. There are certain claims and legal proceedings pending where loss is not determined to be probable or reasonably estimable, and therefore, accruals have not been made. In addition, Valvoline discloses matters when management believes a material loss is at least reasonably possible.

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator
Net income	$68	$63	$155	$136
Denominator
Weighted average common shares outstanding	182	188	184	188
Effect of potentially dilutive securities (a)	1	—	—	1
Weighted average diluted shares outstanding	183	188	184	189

Earnings per share
Basic	$0.37	$0.33	$0.84	$0.72
Diluted	$0.37	$0.33	$0.84	$0.72

(a)During the three and six months ended March 31, 2020, there were approximately 1 million outstanding securities, primarily stock appreciation rights, not included in the computation of diluted earnings per share because the effect would have been antidilutive.

NOTE 10 - REPORTABLE SEGMENT INFORMATION

Valvoline manages and reports within the following three segments:

•Quick Lubes services the passenger car and light truck quick lube market in the United States and Canada through company-operated and independent franchised retail quick lube service center stores and independent Express Care stores that service vehicles with Valvoline products.

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

Segment financial results

The following table presents sales and operating income for each reportable segment:

(In millions)	Three months ended		Six months ended
	March 31		March 31
	2021	2020	2021	2020
Sales
Quick Lubes	$285	$212	$539	$430
Core North America	242	238	477	486
International	174	128	338	269
Consolidated sales	$701	$578	$1,354	$1,185

Operating income
Quick Lubes	$63	$40	$106	$78
Core North America	38	47	85	93
International	28	18	62	38
Total operating segments	129	105	253	209
Unallocated and other (a)	2	12	2	12
Consolidated operating income	$131	$117	$255	$221

(a)Unallocated and other includes net legacy and separation-related activity and certain other corporate matters not allocated to the reportable segments.

Disaggregation of revenue

The following table summarizes sales by primary customer channel for the Company’s reportable segments:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2021	2020	2021	2020
Quick Lubes
Company operations	$204	$140	$382	$282
Non-company operations	81	72	157	148
Total Quick Lubes	285	212	539	430

Core North America
Retail	142	133	277	270
Installer and other	100	105	200	216
Total Core North America	242	238	477	486

International	174	128	338	269

Consolidated sales	$701	$578	$1,354	$1,185

Sales by reportable segment disaggregated by geographic market follows:

	Quick Lubes		Core North America		International		Total
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Three months ended March 31
North America (a)	$285	$212	$242	$238	$—	$—	$527	$450
Europe, Middle East and Africa ("EMEA")	—	—	—	—	54	44	54	44
Asia Pacific	—	—	—	—	88	58	88	58
Latin America (a)	—	—	—	—	32	26	32	26
Totals	$285	$212	$242	$238	$174	$128	$701	$578

Six months ended March 31
North America (a)	$539	$430	$477	$486	$—	$—	$1,016	$916
EMEA	—	—	—	—	105	91	105	91
Asia Pacific	—	—	—	—	171	128	171	128
Latin America (a)	—	—	—	—	62	50	62	50
Totals	$539	$430	$477	$486	$338	$269	$1,354	$1,185

(a)Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2021	September 30 2020	March 31 2020
Cash and cash equivalents	$247	$760	$774
Restricted cash (a)	1	1	1
Total cash, cash equivalents and restricted cash	$248	$761	$775

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following table summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2021	September 30 2020
Current
Trade	$426	$409
Other	16	14
Notes receivable from franchisees (a)	10	13
Receivables, gross	452	436
Allowance for credit losses	(4)	(3)
Receivables, net	$448	$433

Non-current (b)
Notes receivable from franchisees (a)	$5	$13
Other notes receivable	3	8
Noncurrent notes receivable, gross	8	21
Allowance for losses	(3)	(4)
Noncurrent notes receivable, net	$5	$17

(a)Notes receivable from franchisees were primarily issued in fiscal 2020 to provide financial assistance in response to the COVID-19 pandemic. No material balances were past due as of March 31, 2021.
(b)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Inventories

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the last-in, first-out ("LIFO") method.

The following table summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2021	September 30 2020
Finished products	$216	$195
Raw materials, supplies and work in process	37	30
Reserve for LIFO cost valuation	(35)	(26)
Total inventories, net	$218	$199

Revenue recognition

The following table disaggregates the Company’s sales by timing of recognition:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2021	2020	2021	2020
Sales at a point in time	$689	$569	$1,331	$1,165
Franchised revenues transferred over time	12	9	23	20
Total consolidated sales	$701	$578	$1,354	$1,185

NOTE 12 – SUBSEQUENT EVENTS

Dividend declared

On April 22, 2021, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on June 15, 2021 to shareholders of record on May 28, 2021.

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

In the United States and Canada, Valvoline’s products and services are sold through more than 1,500 company-operated and franchised quick lube service center stores, to retailers with over 55,000 retail outlets, and to installer customers with approximately 15,000 locations. Valvoline also has a strong international presence with products sold in more than 140 countries. Valvoline serves its global customer base through its sales force and technical support organization and leverages technology, global customer relationships, and its diverse supply chain network to meet customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.

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

RECENT DEVELOPMENTS

Though COVID-19 remains a headwind to miles driven, Valvoline's business has been able to substantially maintain its operations to-date and demonstrated solid performance while managing through the effects of the global pandemic. Management is unable to quantify the impact of COVID-19 on its current results due to their breadth and variability given the current stage and duration of the pandemic.

The COVID-19 pandemic has continued to evolve and its future impact on Valvoline will depend on a number of factors, including and among others, the ultimate duration and severity of the pandemic and the success of vaccinations and restrictive measures on containing the spread and resurgences of the virus. While the Company cannot predict the duration or the scale of the COVID-19 pandemic, or the effect it may continue to have on Valvoline's business, results of operations, or liquidity, management continuously monitors the situation, the sufficiency of its responses, and makes adjustments as needed.

SECOND FISCAL QUARTER 2021 OVERVIEW

The following were the significant events for the second fiscal quarter of 2021, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $68 million and diluted earnings per share of $0.37 in the three months ended March 31, 2021, an increase of 8% and 12%, respectively, over the prior year.

•Quick Lubes operating income grew 58% over the prior year period driven by record system-wide same-store-sales growth of 20.2%, the addition of 129 net new stores to the system from the prior year, as well as improved margins.

•Core North America operating income decreased 19% over the prior year period primarily attributable to price cost lag due to rising raw material cost impacts, including an unfavorable LIFO inventory charge.

•International operating income increased 56% over the prior year period driven by broad-based volume growth and strong performance from unconsolidated joint ventures.

•The Company completed the issuance of the 3.625% 2031 Notes with an aggregate principal amount of $535 million and used the net proceeds, together with $312 million in cash and cash equivalents on hand, to redeem its 4.375% 2025 Notes with an aggregate principal amount of $800 million and pay related expenses and fees.

•During the second fiscal quarter of 2021, the Company paid a $0.125 per share cash dividend and repurchased nearly 2 million shares of Valvoline common stock for $42 million.

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

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-operated and franchised store counts and same-store sales; lubricant volumes sold by unconsolidated joint ventures; and total lubricant volumes sold and percentage of premium lubricants sold. Management believes these measures are useful to evaluating and understanding Valvoline’s operating performance and should be considered as supplements to, not substitutes for, Valvoline's sales and operating income, as determined in accordance with U.S. GAAP.

Sales in the Quick Lubes reportable segment are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the end of period store counts and activity. Same-store-sales ("SSS") is defined as sales by U.S. Quick Lubes service center stores (company-operated, franchised and the combination of these for system-wide SSS), with new stores including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize. Differences in SSS are calculated to determine the percentage change between comparative periods. Quick Lubes revenue is limited to sales at company-operated stores, sales of lubricants and other products to independent franchisees and Express Care operators, and royalties and other fees from franchised stores. Although Valvoline does not recognize store-level sales from franchised stores as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes system-wide and franchised SSS comparisons and store counts are useful to assess the operating performance of the Quick Lube reportable segment and the operating performance of an average Quick Lubes store.

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

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended March 31				Six months ended March 31
	2021		2020		2021		2020
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$701	100.0%	$578	100.0%	$1,354	100.0%	$1,185	100.0%
Gross profit	$247	35.2%	$207	35.8%	$475	35.1%	$418	35.3%
Net operating expenses	$116	16.5%	$90	15.6%	$220	16.2%	$197	16.6%
Operating income	$131	18.7%	$117	20.2%	$255	18.8%	$221	18.6%
Net income	$68	9.7%	$63	10.9%	$155	11.4%	$136	11.5%

Sales

Sales for the three months ended March 31, 2021 increased $123 million, or 21%, compared to the prior year period. Sales for the six months ended March 31, 2021 increased $169 million, or 14%, compared to the six months ended March 31, 2020. The following table provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended March 31, 2021	Six months ended March 31, 2021
Volume and mix	$67	$92
Price	26	31
Currency exchange	12	17
Acquisitions	18	29
Change in sales	$123	$169

The increases in sales for the three and six months ended March 31, 2021, compared to the period year periods were primarily driven by growth in the Quick Lubes and International reportable segments. Volumes and sales across all reportable segments increased from benefits of an improved macro environment, including stimulus and broader economic reopening, where the prior year was impacted unfavorably by the onset of the COVID-19 pandemic later in the quarter. For the three and six months ended March 31, 2021, lubricant gallons sold increased 15% to 48.0 million and 10% to 93.7 million, respectively. In addition, benefits from pricing, mix, acquisitions and favorable currency exchange contributed to increases in sales in the three and six months ended March 31, 2021.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit increased $40 million for the three months ended March 31, 2021 compared to the prior year period, while gross profit increased $57 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The table below provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended March 31, 2021	Six months ended March 31, 2021
Volume and mix	$32	$47
Price and cost	(2)	(4)
Currency exchange	4	6
Acquisitions	6	8
Change in gross profit	$40	$57

The increase in gross profit for the three and six months ended March 31, 2021 compared to the prior year periods was driven by higher volumes in the Quick Lubes and International reportable segments, favorable mix, the benefits of acquisitions in Quick Lubes, and favorable currency exchange, partially offset by rising raw material costs which led to the negative impact of LIFO adjustments, particularly in Core North America.

The declines in gross profit margins were primarily the result of year-over-year changes in raw material costs, which were declining last year and have risen this year, primarily the result of impacts from the global pandemic. These changes in raw material costs resulted in unfavorable year-over-year LIFO inventory adjustments, negatively impacting gross profit margins to more than offset mix benefits. Additionally, margin pressure is expected to continue in the near term as raw material cost increases are passed through in pricing.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended March 31				Six months ended March 31
	2021		2020		2021		2020
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$129	18.4%	$96	16.6%	$246	18.1%	$213	18.0%
Net legacy and separation-related expenses (income)	—	—%	—	—%	1	0.1%	(1)	(0.1)%
Equity and other income, net	(13)	(1.9)%	(6)	(1.0)%	(27)	(2.0)%	(15)	(1.3)%
Net operating expenses	$116	16.5%	$90	15.6%	$220	16.2%	$197	16.6%

Selling, general and administrative expenses increased in the three and six months ended March 31, 2021 compared to the prior year periods. The increases were primarily driven by higher variable compensation costs where prior year expense was substantially reduced due to the expected COVID-19 impact on fiscal 2020 performance. In addition, wage and benefit inflation, increases in advertising, promotion, transaction costs from recent acquisitions of Quick Lubes service center stores, and currency exchange resulted in higher expenses in the current year and were partially offset by lower travel costs due to continued restrictions during the COVID-19 pandemic.

Net legacy and separation-related expenses increased $2 million during the six months ended March 31, 2021, compared to the prior year period primarily related to adjustments of indemnities estimated to be due to Valvoline's former parent, which increased in the current year compared to favorable activity in the prior year period.

Equity and other income, net increased $7 million and $12 million for the three and six months ended March 31, 2021, respectively, compared to the prior year periods. These increases were primarily driven by increased equity and royalty income attributable to the improved performance of the Company's unconsolidated joint ventures, particularly in India and China, in addition to insurance recoveries.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and six months ended March 31, 2021 increased $5 million and $9 million, respectively, from the prior year periods. These increases are driven by lower interest cost and improved asset performance as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $17 million and $21 million during the three and six months ended March 31, 2021, respectively, compared to the prior year periods. Debt extinguishment costs, including the redemption premium and the write-off of unamortized debt issuance costs, were $17 million higher for the current year redemption of the 2025 Notes than the losses incurred in the prior year in connection with the extinguishment of the 2024 Notes.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended March 31		Six months ended March 31
(In millions)	2021	2020	2021	2020
Income tax expense	$22	$25	$52	$49
Effective tax rate percentage	24.4%	28.4%	25.1%	26.5%

The decreases in effective tax rates for the three and six months ended March 31, 2021 were principally driven by tax reform legislation enacted in the prior year, which resulted in lower current year taxes and unfavorable discrete activity in the prior year periods. Higher pre-tax earnings in the six months ended March 31, 2021 more than offset these benefits resulting in an increase in tax expense for the current year-to-date period.

From a combination of statute expirations and anticipated audit settlements in the next twelve months, Valvoline currently estimates a decrease in the range of $25 to $35 million in indemnity obligations due to the Company's former parent, which is expected to include certain unrecognized tax benefits.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended March 31		Six months ended March 31
(In millions)	2021	2020	2021	2020
Net income	$68	$63	$155	$136
Income tax expense	22	25	52	49
Net interest and other financing expenses	55	38	75	54
Depreciation and amortization	23	15	44	31
EBITDA	168	141	326	270
Net pension and other postretirement plan income (a)	(14)	(9)	(27)	(18)
Net legacy and separation-related expenses (income)	—	—	1	(1)
Business interruption recovery	(2)	—	(3)	—
Acquisition and divestiture-related costs	—	2	—	2
Restructuring and related expenses	—	—	—	1
Adjusted EBITDA	$152	$134	$297	$254

(a)Net pension and other postretirement plan income includes remeasurement gains and losses, when applicable, and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

Adjusted EBITDA increased $18 million and $43 million for the three and six months ended March 31, 2021, respectively, driven by the ongoing strength of same-store sales and store additions in Quick Lubes, as well as strong volume growth and higher contributions from unconsolidated joint ventures in International.

Reportable segment review
Valvoline’s business is managed within the following three reportable segments:

•Quick Lubes - services the passenger car and light truck quick lube market in the United States and Canada through company-operated and independent franchised retail quick lube service center stores and independent Express Care stores that service vehicles with Valvoline products.
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

Quick Lubes

Management believes the number of company-operated and franchised service center stores as provided in the following tables is useful to assess the operating performance of the Quick Lubes reportable segment.

	Company-operated
	Second Quarter 2021	First Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020
Beginning of period (a)	663	584	548	536	524
Opened	6	10	22	5	7
Acquired	3	42	2	2	1
Net conversions between company-operated and franchised	1	27	12	5	4
End of period	673	663	584	548	536

	Franchised (b)
	Second Quarter 2021	First Quarter 2021	Fourth Quarter 2020	Third Quarter 2020	Second Quarter 2020
Beginning of period	870	878	884	883	883
Opened	7	8	7	8	8
Acquired	—	12	—	—	—
Net conversions between company-operated and franchised	(1)	(27)	(12)	(5)	(4)
Closed	(1)	(1)	(1)	(2)	(4)
End of period (c)	875	870	878	884	883

Total stores	1,548	1,533	1,462	1,432	1,419

(a)Beginning of period service center store count for the second quarter of fiscal 2020 includes one location that was previously opened as a company-operated store, which was acquired during the second quarter of fiscal 2021.
(b)Valvoline’s franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.
(c)Included in the store counts at the end of the second, third and fourth quarters of fiscal 2020 were certain service center stores temporarily closed at the discretion of the respective independent operators due to the impacts of COVID-19. There were no service center stores temporarily closed as of March 31, 2021 and December 31, 2020. As of September 30, 2020, 1 franchised service center store was temporarily closed, 5 franchised service center stores were temporarily closed as of June 30, 2020, and 26 franchised service center stores were temporarily closed as of March 31, 2020.

The year over year change resulted in 129 net new company-operated and franchised stores as a result of 68 net openings and 61 acquired stores. Organic service center store growth was primarily related to new company-operated service center store openings and franchisee expansion in key markets.

The following table summarizes the results of the Quick Lubes reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2021	2020	2021	2020
Sales	$285	$212	$539	$430
Operating income	$63	$40	$106	$78
Depreciation and amortization	$16	$10	$31	$20
Gross profit as a percent of sales (a)	39.8%	36.6%	37.6%	37.0%
Operating income as a percent of sales	22.1%	18.9%	19.7%	18.1%

Operating information
Lubricant sales gallons	8.1	7.1	15.8	14.4
Premium lubricants (percent of U.S. branded volumes)	70.6%	67.5%	70.0%	67.0%
Same-store sales growth (b) - Company-operated	19.8%	0.3%	12.8%	3.3%
Same-store sales growth (b) - Franchised (c)	20.4%	0.9%	13.1%	5.3%
Same-store sales growth (b) - Combined (c)	20.2%	0.6%	13.0%	4.5%

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

Quick Lubes sales increased $73 million, or 34%, for the current quarter compared to the prior year quarter. Sales increased $109 million, or 25%, for the six months ended March 31, 2021 compared to the prior year period. Continued SSS growth was driven by strong operational performance, including increased transactions and average ticket from premiumization, non-oil change services, pricing, and customer base expansion, while some of the growth was related to the onset of COVID-19 in late March of the prior year. Year-over-year unit growth of 9% through the addition of 129 net new stores from acquisitions and new service center store openings also contributed to sales growth.

Gross profit margin increased 3.2% and 0.6% for the three and six months ended March 31, 2021, respectively, compared to the prior year periods as a result of premium mix growth and improved leverage from higher customer traffic.

Operating income increased $23 million and $28 million for the three and six months ended March 31, 2021, respectively, compared to the prior year periods and was driven by SSS performance, including higher transactions from the unfavorable impacts from the COVID-19 pandemic in the prior year periods, the addition of new stores, and improved margins.

Core North America

The following table summarizes the results of the Core North America reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2021	2020	2021	2020
Sales	$242	$238	$477	$486
Operating income	$38	$47	$85	$93
Depreciation and amortization	$4	$4	$8	$8
Gross profit as a percent of sales (a)	34.1%	37.2%	35.8%	36.7%
Operating income as a percent of sales	15.7%	19.7%	17.8%	19.1%

Operating information
Lubricant sales gallons	22.3	20.9	43.5	42.3
Premium lubricants (percent of U.S. branded volumes)	60.9%	57.7%	60.3%	56.8%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.

Core North America sales increased $4 million, or 2%, for the three months ended March 31, 2021 compared to the prior year period driven by higher volumes that outpaced miles driven trends with balanced growth across both retail and installer channels. Retail channel volumes benefited from solid promotional performance and effective marketing, while demand in the installer channel continues to recover from the impacts of COVID-19. Sales decreased $9 million, or 2%, for the six months ended March 31, 2021 compared to the prior year period primarily due to lower volumes in the installer channel, which has experienced a slower pace of recovery from the impacts of the pandemic.

Gross profit margin decreased 3.1% and 0.9% for the three and six months ended March 31, 2021, respectively, compared to the prior year periods related to unfavorable price-cost lag due to rising raw material cost impacts, including an unfavorable LIFO charge compared to a credit in the prior year.

Operating income decreased $9 million and $8 million for the three and six months ended March 31, 2021, respectively, compared to the prior year periods primarily related to raw material cost headwinds, which included unfavorable year-over-year impacts of LIFO adjustments of $7 million and $11 million, respectively.

International

The following table summarizes the results of the International reportable segment:

	Three months ended March 31		Six months ended March 31
(In millions)	2021	2020	2021	2020
Sales	$174	$128	$338	$269
Operating income	$28	$18	$62	$38
Depreciation and amortization	$3	$1	$5	$3
Gross profit as a percent of sales (a)	29.8%	30.2%	30.3%	29.4%
Operating income as a percent of sales	16.1%	14.1%	18.3%	14.1%

Operating information
Lubricant sales gallons (b)	17.6	13.7	34.4	28.4
Lubricant sales gallons, including unconsolidated joint ventures (c)	30.8	22.3	61.1	47.8
Premium lubricants (percent of lubricant volume)	26.5%	27.7%	26.8%	26.7%

(a)Gross profit as a percent of sales is defined as sales, less cost of sales, divided by sales.
(b)Excludes volumes sold by unconsolidated subsidiaries.
(c)Valvoline's unconsolidated joint ventures are distinct legal entities and Valvoline does not consolidate the result of operations of its unconsolidated joint ventures.

International sales increased $46 million, or 36%, for the three months ended March 31, 2021 and $69 million, or 26%, for the six months ended March 31, 2021 compared to the prior year periods. These increases were driven by performance across all regions, led by Asia Pacific, particularly China, which experienced a larger COVID-19 impact in the prior-year period compared to other markets. Volume growth was driven by increased marketing efforts, along with improving market conditions and some distributor restocking impacts due to COVID-19. To a lesser extent, the increases in sales were also due to favorable currency exchange and mix.

Gross profit margin decreased 0.4% for the three months compared to the prior year period primarily due to unfavorable price-cost lag resulting from rising raw material costs. Gross profit margin increased 0.9% in the six months ended March 31, 2021 as geographic and product mix benefits more than offset unfavorable price-cost lag.

Operating income increased $10 million and $24 million during the three and six months ended March 31, 2021, respectively, primarily driven by higher volumes, increased contributions from unconsolidated joint ventures and benefits from currency exchange.

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

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2021	2020
Cash, cash equivalents, and restricted cash - beginning of period	$761	$159

Cash provided by (used in):
Operating activities	190	154
Investing activities	(276)	(71)
Financing activities	(431)	537
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	4	(4)
(Decrease) increase in cash, cash equivalents, and restricted cash	(513)	616

Cash, cash equivalents, and restricted cash - end of period	$248	$775

Operating activities

The increase in operating cash flows provided by operating activities for the six months ended March 31, 2021 compared to the prior year was primarily due to higher cash earnings, partially offset by unfavorable changes in working capital, which included the effects of factoring $59 million of receivables in the prior year.

Investing activities

The increase in cash flows used in investing activities for the six months ended March 31, 2021 compared to the prior year was primarily due to increased investments in Quick Lubes growth through the expansion of its store network via acquisition and new company-operated service center store openings. During the six months ended March 31, 2021, Valvoline acquired 86 and opened 16 service center stores compared to 8 and 9, respectively, in the prior year period. The overall increase in cash usage for these investments compared to the prior year period was partially offset by franchisee repayments of loans and proceeds from the sale of service center stores to franchisees.

Valvoline is currently forecasting approximately $160 million to $170 million of capital expenditures for full year fiscal 2021, funded primarily from operating cash flows.

Financing activities

The increase in cash flows used in financing activities for the six months ended March 31, 2021 was primarily driven by a decrease in net borrowings from the prior year period which included increased borrowing activity to provide enhanced financial flexibility during the onset of the COVID-19 pandemic, in addition to an increase in debt extinguishment and related premiums in the current year period. The Company also resumed share repurchase activity during the current year which had been paused late in the prior year period to preserve liquidity in response to the COVID-19 pandemic.

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

	Six months ended March 31
(In millions)	2021	2020
Cash flows provided by operating activities	$190	$154
Additions to property, plant and equipment	(74)	(57)
Free cash flow	$116	$97

As of March 31, 2021, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $521 million compared to $994 million as of September 30, 2020. Liquid assets (cash, cash equivalents, and receivables) were 155% of current liabilities as of March 31, 2021 and 269% at September 30, 2020. The decrease in working capital is primarily driven by cash and cash equivalents utilized to fund investments in Quick Lubes expansion through acquisition along with the redemption of the 2025 Notes.

Debt

As of March 31, 2021 and September 30, 2020, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.7 billion comprised of loans and revolving facilities. Approximately 86% of Valvoline's outstanding borrowings, inclusive of its interest rate swap agreements, had fixed rates as of March 31, 2021.

In January 2021, the Company completed the issuance of the 2031 Notes and used the net proceeds of $528 million, together with cash and cash equivalents on hand, to fully redeem the 2025 Notes, with a total aggregate redemption price of $840 million. These combination of these transactions reduced Valvoline's gross leverage and cost of capital and lowers ongoing interest expense.

On April 27, 2021, Valvoline amended the Trade Receivables Facility to extend its maturity to April 2024 and modify the eligibility requirements for certain receivables, which had the effect of increasing the Company’s remaining borrowing capacity as of March 31, 2021 to $87 million. The amendment also reduces the minimum required borrowing to the lesser of (i) 33 percent of the total facility limit or (ii) the borrowing base from the availability of eligible receivables, in addition to permitting up to a 30 consecutive day annual exemption from this requirement. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under this amendment.

Valvoline was in compliance with all covenants of its debt obligations as of March 31, 2021 and had a combined total of $557 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility. Credit facilities in place in China had approximately $26 million of combined borrowing capacity remaining, $23 million under the China Working Capital Facility and $3 million under the China Construction Facility. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Dividend payments and share repurchases

During the six months ended March 31, 2021, the Company paid cash dividends of $0.250 per common share for $46 million and repurchased over 4 million shares of its common stock for $100 million to complete the Board of Directors authorization on November 12, 2020 to repurchase up to $100 million of common stock through September 30, 2021 (the "2020 Share Repurchase Authorization").

On April 22, 2021, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on June 15, 2021 to shareholders of record on May 28, 2021.

Dividends and share repurchases are part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions, and then returning excess cash to shareholders through dividends and share repurchases. Future declarations of quarterly dividends are subject to approval by the Board and may be adjusted as business needs or market conditions change, while the timing and amount of any future share repurchases will be based on the level of Valvoline's liquidity, general business and market conditions and other factors, including alternative investment opportunities.

Off-balance sheet arrangements

As of March 31, 2021, Valvoline has no contractual obligations that are reasonably likely to have a material effect on the Company’s condensed consolidated financial statements that are not fully recorded within the Condensed Consolidated Balance Sheets or fully disclosed in the Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q. As part of Valvoline’s normal course of business, it is a party to certain financial guarantees and other commitments, and while these arrangements involve elements of performance and credit risk, such risk is not currently considered reasonably likely to have a material effect on the Company’s condensed consolidated financial statements. The possibility that Valvoline would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the party whose obligations Valvoline guarantees, or the occurrence of future events.

Summary

As of March 31, 2021, cash and cash equivalents totaled $247 million, total debt was $1.7 billion, and total remaining borrowing capacity was $557 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of the Annual Report on Form 10-K for the year ended September 30, 2020. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no changes to critical accounting policies and estimates in the six months ended March 31, 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2021.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about the Company's risk factors is contained in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Other than the addition of the risk factor set forth below, there have been no material changes to the Company's risk factors previously disclosed.

The Company’s Amended and Restated Articles of Incorporation (the “Articles”) designate the Fayette County Circuit Court of the Commonwealth of Kentucky as the sole and exclusive forum for substantially all disputes between the Company and its shareholders, which may limit a shareholder’s ability to bring a claim in a favorable judicial forum for disputes with the Company and its directors, officers or employees.
The Company’s Articles specify that the Fayette County Circuit Court of the Commonwealth of Kentucky shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a breach of a fiduciary duty, any action asserting a claim arising pursuant to the Kentucky Business Corporation Act, or any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act or by the Securities Act of 1933, as amended.

The Company believes that the exclusive forum provision in the Articles benefits the Company by providing increased consistency in the application of Kentucky law for the specified types of actions and may benefit the Company by preventing it from having to litigate claims in multiple jurisdictions (and incur additional expenses) and be subject to potential inconsistent or contrary rulings by different courts, among other considerations. The exclusive forum provision in the Articles, however, may have the effect of discouraging lawsuits against Valvoline's directors, officers or employees as it could increase a shareholder’s cost to bring a claim or limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for such claims. In connection with any applicable action brought against the Company, it is possible that a court could find the forum selection provisions contained in the Articles to be inapplicable or unenforceable in such action. If a court were to render such a finding, the Company may incur additional costs to resolve the action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 1.7 million shares of its common stock for $42 million during the three months ended March 31, 2021 pursuant to the 2020 Share Repurchase Authorization.

Share repurchase activity during the three months ended March 31, 2021 follows:

Monthly period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2021 - January 31, 2021	1,368,804	$23.91	1,368,804	$9
February 1, 2021 - February 28, 2021	370,927	$24.06	370,927	$—
March 1, 2021 - March 31, 2021	—	$—	—	$—
Total	1,739,731	$23.94	1,739,731

ITEM 6.  EXHIBITS

4.1*	Description of Securities.

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

VALVOLINE INC.
(Registrant)

April 29, 2021	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer