Form 10-Q
period 2021-06-30
VALVOLINE INC
filed 2021-08-05
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At July 30, 2021, there were 180,760,678 shares of the registrant’s common stock outstanding.

VALVOLINE INC. AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2021	2020	2021	2020
Sales	$792	$516	$2,146	$1,701
Cost of sales	533	329	1,412	1,096
Gross profit	259	187	734	605

Selling, general and administrative expenses	136	106	382	319
Net legacy and separation-related expenses	1	1	2	—
Equity and other income, net	(9)	(8)	(36)	(23)
Operating income	131	88	386	309
Net pension and other postretirement plan income	(14)	(9)	(41)	(27)
Net interest and other financing expenses	17	19	92	73
Income before income taxes	128	78	335	263
Income tax expense	31	19	83	68
Net income	$97	$59	$252	$195

NET EARNINGS PER SHARE
Basic	$0.53	$0.32	$1.38	$1.04
Diluted	$0.53	$0.32	$1.37	$1.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	182	186	183	187
Diluted	183	186	184	188

COMPREHENSIVE INCOME
Net income	$97	$59	$252	$195
Other comprehensive income (loss), net of tax
Currency translation adjustments	4	10	15	(3)
Amortization of pension and other postretirement plan prior service credit	(2)	(3)	(6)	(7)
Unrealized gain on cash flow hedges	—	—	1	—
Other comprehensive income (loss)	2	7	10	(10)
Comprehensive income	$99	$66	$262	$185

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2021	September 30 2020
Assets
Current assets
Cash and cash equivalents	$226	$760
Receivables, net	490	433
Inventories, net	247	199
Prepaid expenses and other current assets	53	46
Total current assets	1,016	1,438
Noncurrent assets
Property, plant and equipment, net	773	613
Operating lease assets	311	261
Goodwill and intangibles, net	773	529
Equity method investments	47	44
Deferred income taxes	10	34
Other noncurrent assets	119	132
Total noncurrent assets	2,033	1,613
Total assets	$3,049	$3,051

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Current portion of long-term debt	$2	$—
Trade and other payables	216	189
Accrued expenses and other liabilities	289	255
Total current liabilities	507	444
Noncurrent liabilities
Long-term debt	1,691	1,962
Employee benefit obligations	272	317
Operating lease liabilities	276	231
Other noncurrent liabilities	280	173
Total noncurrent liabilities	2,519	2,683
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 181 and 185 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	2	2
Paid-in capital	32	24
Retained deficit	(29)	(110)
Accumulated other comprehensive income	18	8
Total stockholders’ equity (deficit)	23	(76)
Total liabilities and stockholders’ equity (deficit)	$3,049	$3,051

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Nine months ended June 30, 2021
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2020	185	$2	$24	$(110)	$8	$(76)
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Repurchases of common stock	(2)	—	—	(58)	—	(58)
Cumulative effect of adoption of new credit losses standard, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	16	16
Balance at December 31, 2020	183	$2	$25	$(106)	$24	$(55)
Net income	—	—	—	68	—	68
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	4	—	—	4
Repurchases of common stock	(2)	—	—	(42)	—	(42)
Other comprehensive loss, net of tax	—	—	—	—	(8)	(8)
Balance at March 31, 2021	181	$2	$29	$(103)	$16	$(56)
Net income	—	—	—	97	—	97
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance at June 30, 2021	181	$2	$32	$(29)	$18	$23

	Nine months ended June 30, 2020
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Totals
	Shares	Amount
Balance at September 30, 2019	188	$2	$13	$(284)	$11	$(258)
Net income	—	—	—	73	—	73
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Cumulative effect of adoption of new leasing standard, net of tax	—	—	—	1	—	1
Other comprehensive income, net of tax	—	—	—	—	6	6
Balance at December 31, 2019	188	$2	$16	$(231)	$17	$(196)
Net income	—	—	—	63	—	63
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Repurchases of common stock	(3)	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	(23)	(23)
Balance at March 31, 2020	185	$2	$16	$(249)	$(6)	$(237)
Net income	—	—	—	59	—	59
Dividends paid, $0.113 per common share	—	—	—	(21)	—	(21)
Stock-based compensation, net of issuances	—	—	4	—	—	4
Other comprehensive income, net of tax	—	—	—	—	7	7
Balance at June 30, 2020	185	$2	$20	$(211)	$1	$(188)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2021	2020
Cash flows from operating activities
Net income	$252	$195
Adjustments to reconcile net income to cash flows from operating activities
Loss on extinguishment of debt	36	19
Depreciation and amortization	68	48
Deferred income taxes	24	—
Pension contributions	(4)	(9)
Stock-based compensation expense	10	8
Other, net	1	1
Change in assets and liabilities
Receivables	(55)	13
Inventories	(39)	3
Payables and accrued liabilities	59	(10)
Other assets and liabilities	(56)	3
Total cash provided by operating activities	296	271
Cash flows from investing activities
Additions to property, plant and equipment	(106)	(94)
Notes receivable, net	14	(31)
Acquisitions of businesses, net of cash acquired	(267)	(18)
Other investing activities, net	8	—
Total cash used in investing activities	(351)	(143)
Cash flows from financing activities
Proceeds from borrowings	555	1,547
Payments of debt issuance costs and discounts	(7)	(16)
Repayments on borrowings	(829)	(925)
Premium paid to extinguish debt	(26)	(15)
Repurchases of common stock	(100)	(60)
Cash dividends paid	(69)	(63)
Other financing activities	(7)	(3)
Total cash (used in) provided by financing activities	(483)	465
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	5	(1)
(Decrease) increase in cash, cash equivalents, and restricted cash	(533)	592
Cash, cash equivalents, and restricted cash - beginning of period	761	159
Cash, cash equivalents, and restricted cash - end of period	$228	$751

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Certain prior period amounts disclosed herein have been reclassified to conform to the current presentation.

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

Recently adopted

In June 2016, the FASB issued updated guidance that changes the recognition of credit losses from an incurred or probable loss methodology to a current expected credit loss model that results in the immediate recognition of credit losses that are expected to occur over the life of the financial instruments that are within the scope of the guidance, principally trade and other receivables for Valvoline. The new credit loss guidance was adopted on October 1, 2020 using the required modified retrospective approach. Under this approach, the new accounting guidance was applied prospectively from the date of adoption through a cumulative effect adjustment in retained deficit, while prior period financial statements continue to be reported in accordance with the previous guidance. Adoption did not have a material impact on the Company's condensed consolidated financial statements and resulted in a $2 million cumulative effect of accounting change, net of tax, that increased retained deficit and allowances for credit losses.

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

Issued but not yet adopted

In March 2020, the FASB issued guidance regarding the effects of reference rate reform intended to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The Company has interest rate swap hedging arrangements and long-term debt as described in Notes 2 and 5, respectively, for which existing payments are based on LIBOR. This guidance is available to be adopted through the end of calendar 2022 to simplify the accounting for arrangements modified for the transition to alternative reference rates. The Company expects to adopt this guidance to the extent its arrangements are modified for the underlying reference rate prior to the end of calendar 2022 and does not expect adoption will have a material impact on its condensed consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	As of June 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$17	$17	$—	$—	$—
Time deposits	64	—	64	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	2	—	2	—	—
Other noncurrent assets
Non-qualified trust funds	12	—	4	—	8
Interest rate swap agreements	2	—	2	—	—
Total assets at fair value	$97	$17	$72	$—	$8

Accrued expenses and other liabilities
Currency derivatives (b)	$1	$—	$1	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	25	—	—	—	25
Total liabilities at fair value	$27	$—	$2	$—	$25

	As of September 30, 2020
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$296	$296	$—	$—	$—
Time deposits	139	—	139	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	16	—	8	—	8
Total assets at fair value	$454	$296	$150	$—	$8

Accrued expenses and other liabilities
Currency derivatives (b)	$2	$—	$2	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	25	—	—	—	25
Total liabilities at fair value	$28	$—	$3	$—	$25

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $156 million and $149 million as of June 30, 2021 and September 30, 2020, respectively.

There were no material gains or losses recognized in earnings during the three and nine months ended June 30, 2021 or 2020 related to these assets and liabilities.

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

	June 30, 2021			September 30, 2020
(In millions)	Fair value	Carrying value	Unamortized discounts and issuance costs	Fair value	Carrying value	Unamortized discounts and issuance costs
2025 Notes	$—	$—	$—	$827	$790	$(10)
2030 Notes	621	593	(7)	613	592	(8)
2031 Notes	535	529	(6)	—	—	—
Total	$1,156	$1,122	$(13)	$1,440	$1,382	$(18)

Refer to Note 5 for more information regarding Valvoline’s other debt instruments that have variable interest rates, and accordingly, their carrying amounts approximate fair value.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

Retail store acquisitions

The Company acquired 121 service center stores in single and multi-store transactions for an aggregate purchase price of $267 million during the nine months ended June 30, 2021. These acquisitions expand Valvoline's retail presence in key North American and international markets, increase the Retail Services system to nearly 700 company-operated and nearly 1,600 system-wide service center stores, and included:

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
•Sixteen former franchise locations converted to company-operated service center stores in Texas acquired from AWC Premium Automotive Service Ltd. on April 30, 2021;
•Seven former franchise and fourteen former joint venture locations converted to company-operated service center stores acquired in single and multi-store transactions; and
•Ten company-operated service center stores acquired in single and multi-store transactions.

During the nine months ended June 30, 2020, the Company acquired 21 service center stores in single and multi-store transactions, including 11 former franchise locations, for an aggregate purchase price of $18 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2021	2020
Inventories	$2	$—
Other current assets	1	—
Property, plant and equipment (a)	93	1
Operating lease assets	36	—
Goodwill (b)	203	8
Intangible assets (c)
Reacquired franchise rights (d)	54	9
Other	3	—
Other current liabilities (a)	(8)	—
Operating lease liabilities	(33)	—
Other noncurrent liabilities (a)	(84)	—
Net assets acquired	$267	$18

(a)Includes $84 million of finance lease assets in property, plant and equipment and finance lease liabilities of $4 million and $80 million in other current and noncurrent liabilities, respectively, for leases acquired during the nine months ended June 30, 2021.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the nine months ended June 30, 2021 and 2020 have weighted average amortization periods of 10 years.
(d)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 10 years for the rights reacquired in fiscal 2021. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

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

NOTE 4 - INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill by reportable segment and in total during the nine months ended June 30, 2021:

(In millions)	Retail Services	Global Products	Total
Balance at September 30, 2020 (a)	$316	$129	$445
Acquisitions (b)	201	2	203
Dispositions (c)	(10)	—	(10)
Currency translation	3	—	3
Balance at June 30, 2021	$510	$131	$641

(a)Goodwill balances as of September 30, 2020 have been recast to conform to the current period presentation. Refer to Note 10 for further details regarding the Company's change in reportable segments.
(b)Includes acquisitions within the Retail Services reportable segment of 107 service center stores and a former joint venture in the Global Products reportable segment. Refer to Note 3 for additional details.
(c)Derecognition of goodwill associated with the sale of 12 company-owned, franchise-operated service center stores to franchisees.
Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets:

(In millions)	June 30, 2021			September 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$31	$(8)	$23	$30	$(6)	$24
Reacquired franchise rights	111	(21)	90	57	(14)	43
Customer relationships	23	(9)	14	22	(7)	15
Other intangible assets	7	(2)	5	3	(1)	2
Total definite-lived intangible assets	$172	$(40)	$132	$112	$(28)	$84

The table that follows summarizes actual and estimated amortization expense for the Company's current amortizable intangible assets:

	Actual	Estimated
	Nine months ended June 30	Years ended September 30
(In millions)	2021	2021	2022	2023	2024	2025
Amortization expense	$12	$16	$17	$16	$15	$13

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2021	September 30 2020
2031 Notes	$535	$—
2030 Notes	600	600
2025 Notes	—	800
Term Loan	475	475
Trade Receivables Facility	59	88
China Construction Facility	38	18
Debt issuance costs and discounts	(14)	(19)
Total debt	1,693	1,962
Current portion of long-term debt	2	—
Long-term debt	$1,691	$1,962

Senior Notes
The Company's outstanding fixed rate senior notes as of June 30, 2021 consist of 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535 million (the “2031 Notes") and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600 million (the "2030 Notes" and collectively with the 2031 Notes, the "Senior Notes").

In January 2021, Valvoline issued the 2031 Notes in a private offering for net proceeds of $528 million (after deducting initial purchasers’ discounts and debt issuance costs). The net proceeds, along with cash and cash equivalents on hand, were used to redeem in full Valvoline's 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million (the “2025 Notes"), including an early redemption premium of $26 million, accrued and unpaid interest, as well as related fees and expenses for an aggregate redemption price of approximately $840 million. A loss on extinguishment of the 2025 Notes of $36 million was recognized in Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income in the nine months ended June 30, 2021, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

The 2031 Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate the payment of principal, any premium, and accrued but unpaid interest. Such events of default include non-payment of principal and interest, non-performance of covenants and obligations, default on other material debt, and bankruptcy or insolvency. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2031 Notes from the holders thereof. The 2031 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to their maturity in the manner specified in the governing indenture.

Senior Credit Agreement
As of June 30, 2021 and September 30, 2020, the term loan facility (the “Term Loan”) had an outstanding principal balance of $475 million, and there were no amounts outstanding under the $475 million revolving credit facility (the "Revolver"), both of which are senior secured credit facilities provided under the senior credit agreement (the “Senior Credit Agreement”). As of June 30, 2021, the total borrowing capacity remaining under the Revolver was $470 million due to a reduction of $5 million for letters of credit outstanding.

As of June 30, 2021, Valvoline was in compliance with all covenants under the Senior Credit Agreement.

Trade Receivables Facility
The $175 million trade receivables securitization facility (the "Trade Receivables Facility") had an outstanding balance of $59 million and $88 million as of June 30, 2021 and September 30, 2020, respectively. During the nine months ended June 30, 2021, Valvoline made payments of $29 million on the Trade Receivables Facility, resulting in $116 million of borrowing capacity remaining as of June 30, 2021. The financing subsidiary owned $291 million and $267 million of outstanding accounts receivable as of June 30, 2021 and September 30, 2020, respectively, which were reported in Receivables, net in the Company’s Condensed Consolidated Balance Sheets.

In April 2021, Valvoline amended the Trade Receivables Facility to extend its maturity to April 2024 and modify the eligibility requirements for certain receivables. The amendment also reduces the minimum required borrowing to the lesser of (i) 33 percent of the total facility limit or (ii) the borrowing base from the availability of eligible receivables, in addition to permitting up to a 30 consecutive day annual exemption from this requirement. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under this amendment.

China Construction Facility
During the nine months ended June 30, 2021, Valvoline borrowed $20 million under its $40 million credit agreement to finance capital expenditures associated with the preparation of the blending and packaging plant in China for production at capacity (the "China Construction Facility"). The China Construction Facility had approximately $38 million and $18 million outstanding as of June 30, 2021 and September 30, 2020, respectively. The remaining borrowing capacity under the China Construction Facility was approximately $2 million as of June 30, 2021.

China Working Capital Facility
On November 16, 2020, the Company entered into a one-year revolving credit facility of approximately $23 million to finance working capital needs for the blending and packaging plant in China (the “China Working Capital Facility”). Borrowings will bear interest at the local prime rate less the applicable interest rate margin with interest due monthly and repayment of borrowings due at maturity. As of June 30, 2021, the China Working Capital Facility had no outstanding borrowings, resulting in its full borrowing capacity of approximately $23 million remaining.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Income tax expense	$31	$19	$83	$68
Effective tax rate percentage	24.2%	24.4%	24.8%	25.9%

The decreases in effective tax rates from the prior year periods were principally driven by favorable discrete tax benefits in the current year. In addition, tax reform legislation enacted in the prior year resulted in lower current year taxes and unfavorable discrete activity in the nine months ended June 30, 2020. Higher pre-tax earnings in the three and nine months ended June 30, 2021 more than offset these benefits resulting in increased tax expense for the current year periods.

From a combination of statute expirations and anticipated audit settlements in the next twelve months, Valvoline currently estimates a decrease in the range of $25 million to $35 million in indemnity obligations due to the Company's former parent, which is expected to include certain unrecognized tax benefits.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

			Other postretirement benefits
	Pension benefits
(In millions)	2021	2020	2021	2020
Three months ended June 30
Service cost	$1	$1	$—	$—
Interest cost	10	15	1	—
Expected return on plan assets	(22)	(21)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Net periodic benefit income	$(11)	$(5)	$(2)	$(3)

Nine months ended June 30
Service cost	$2	$2	$—	$—
Interest cost	32	46	1	1
Expected return on plan assets	(65)	(65)	—	—
Amortization of prior service credit	—	—	(9)	(9)
Net periodic benefit income	$(31)	$(17)	$(8)	$(8)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator
Net income	$97	$59	$252	$195

Denominator
Weighted average common shares outstanding	182	186	183	187
Effect of potentially dilutive securities (a)	1	—	1	1
Weighted average diluted shares outstanding	183	186	184	188

Earnings per share
Basic	$0.53	$0.32	$1.38	$1.04
Diluted	$0.53	$0.32	$1.37	$1.04

(a)There were approximately 2 million and 1 million outstanding securities, primarily stock appreciation rights, not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2020, respectively, because the effect would have been antidilutive.

NOTE 10 - REPORTABLE SEGMENT INFORMATION

During the third quarter of fiscal 2021, the Company realigned its global operations to support its strategic initiatives to transition to a services-driven business. As a result of the realignment, Valvoline now manages its business through the following two reportable segments:

•Retail Services - services the passenger car and light truck quick lube market in the United States and Canada with a broad array of preventive maintenance services and capabilities performed through Valvoline’s retail network of Company-operated, independent franchise, and Express Care stores that service vehicles with Valvoline products.

•Global Products - sells engine and automotive preventive maintenance products in more than 140 countries to retailers, installers, and commercial customers, including original equipment manufacturers, to service light- and heavy-duty vehicles and equipment.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in allocating resources and evaluating performance of the business. Adjusted EBITDA is the primary measure used in making these operating decisions, which Valvoline defines as segment operating income adjusted for depreciation and amortization and certain key items impacting comparability.

In connection with the realignment, the Company changed its allocation of certain indirect expenses for such costs to be recognized in each segment based on the estimated utilization of indirect resources. Costs to support corporate functions and certain non-operational and corporate activity that is not directly attributable to a particular segment are not included in the segment operating results regularly utilized by the chief operating decision maker. This activity is separately delineated within Corporate to reconcile to consolidated results.

Prior period segment financial information presented herein has been recast on a basis that is consistent with the realignment of Valvoline’s global operations.

Segment financial results

The following table presents sales and adjusted EBITDA for each reportable segment:

(In millions)	Three months ended		Nine months ended
	June 30		June 30
	2021	2020	2021	2020
Sales
Retail Services	$330	$199	$869	$629
Global Products	462	317	1,277	1,072
Consolidated sales	$792	$516	$2,146	$1,701

Adjusted EBITDA
Retail Services	$112	$54	$277	$170
Global Products	81	69	255	218
Total operating segments	193	123	532	388
Corporate (a)	(20)	(24)	(53)	(40)
Consolidated Adjusted EBITDA	173	99	479	348
Reconciliation to income before income taxes:
Net interest and other financing expenses	(17)	(19)	(92)	(73)
Depreciation and amortization	(24)	(17)	(68)	(48)
Key items: (b)
Net pension and other postretirement plan income	14	9	41	27
Net legacy and separation-related expenses	(1)	(1)	(2)	—
LIFO (charge) credit	(17)	7	(26)	12
Business interruption recovery	—	—	3	—
Acquisition and divestiture-related costs	—	—	—	(2)
Restructuring and related expenses	—	—	—	(1)
Income before income taxes	$128	$78	$335	$263

(a)Corporate includes the costs of corporate functions and certain other non-operational matters and corporate activity that is not directly attributable to a particular segment.
(b)Key items represent adjustments to U.S. GAAP results and consist of non-operational matters, including pension and other postretirement plan non-service income and remeasurement adjustments, net legacy and separation-related activity, changes in the last-in, first-out ("LIFO") inventory reserve, and certain other corporate matters excluded from operating results, which management believes impacts the comparability of operational results between periods.

Disaggregation of revenue

The following table summarizes sales by primary customer channel for the Company’s reportable segments:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Retail Services
Company operations	$234	$139	$616	$421
Non-company operations	96	60	253	208
Total Retail Services	330	199	869	629

Global Products
U.S. Do-It-Yourself (DIY)	162	137	439	407
North America installer and other	116	70	316	286
International	184	110	522	379
Total Global Products	462	317	1,277	1,072

Consolidated sales	$792	$516	$2,146	$1,701

Sales by reportable segment disaggregated by geographic market follows:

	Retail Services		Global Products		Total
(In millions)	2021	2020	2021	2020	2021	2020
Three months ended June 30
North America (a)	$330	$199	$278	$207	$608	$406
Europe, Middle East and Africa ("EMEA")	—	—	56	34	56	34
Asia Pacific	—	—	96	65	96	65
Latin America (a)	—	—	32	11	32	11
Totals	$330	$199	$462	$317	$792	$516

Nine months ended June 30
North America (a)	$869	$629	$755	$693	$1,624	$1,322
EMEA	—	—	161	125	161	125
Asia Pacific	—	—	267	193	267	193
Latin America (a)	—	—	94	61	94	61
Totals	$869	$629	$1,277	$1,072	$2,146	$1,701

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

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2021	September 30 2020	June 30 2020
Cash and cash equivalents	$226	$760	$751
Restricted cash (a)	2	1	—
Total cash, cash equivalents and restricted cash	$228	$761	$751

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following table summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2021	September 30 2020
Current
Trade	$469	$409
Other	16	14
Notes receivable from franchisees (a)	10	13
Receivables, gross	495	436
Allowance for credit losses	(5)	(3)
Receivables, net	$490	$433

Non-current (b)
Notes receivable from franchisees (a)	$3	$13
Other notes receivable	3	8
Noncurrent notes receivable, gross	6	21
Allowance for losses	(3)	(4)
Noncurrent notes receivable, net	$3	$17

(a)Notes receivable from franchisees were primarily issued in fiscal 2020 to provide financial assistance in response to the COVID-19 pandemic. There were no material balances past due as of June 30, 2021.
(b)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Inventories

Inventories are primarily carried at the lower of cost or net realizable value using the weighted average cost method. In addition, certain lubricants are valued at the lower of cost or market using the LIFO method.

The following table summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2021	September 30 2020
Finished products	$252	$195
Raw materials, supplies and work in process	47	30
Reserve for LIFO cost valuation	(52)	(26)
Total inventories, net	$247	$199

Revenue recognition

The following table disaggregates the Company’s sales by timing of recognition:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Sales at a point in time	$779	$508	$2,110	$1,673
Franchised revenues transferred over time	13	8	36	28
Total consolidated sales	$792	$516	$2,146	$1,701

NOTE 12 – SUBSEQUENT EVENTS

Dividend declared

On July 19, 2021, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on September 15, 2021 to shareholders of record on August 30, 2021.

Share repurchases

Pursuant to the 2021 Share Repurchase Authorization, the Company repurchased approximately 0.4 million shares of Valvoline common stock for $11 million during July 2021.

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

In the United States and Canada, Valvoline’s products and services are sold through nearly 1,600 company-operated and franchised service center stores, to retailers with over 55,000 retail outlets, and to installer customers with approximately 15,000 locations. Valvoline also has a strong international presence with products sold in more than 140 countries. Valvoline serves its global customer base through its sales force and technical support organization and leverages technology, global customer relationships, and its diverse supply chain network to meet customer demands locally. This combination of scale and strong local presence is critical to the Company’s success.

During the third quarter of 2021, Valvoline realigned its global operations to manage its business through two reportable segments, Retail Services and Global Products, with certain corporate and non-operational activity presented in Corporate to reconcile to consolidated results.

BUSINESS STRATEGY
Valvoline is focused on the following key business and growth strategies in fiscal 2021:

•Aggressively growing Retail Services through organic service center expansion and opportunistic acquisitions, while rapidly diversifying and expanding retail service offerings and capabilities through a quick, easy and trusted customer experience delivered by hands-on experts;

•Strengthening and maintaining the foundation in Global Products by leveraging investments in technology and marketing to drive speed, efficiency and value across the business and customer interactions, while increasing penetration of Valvoline’s full product portfolio;

•Accelerating Global Products market share growth through continued development of and investment in key international emerging and high value markets;

•Expanding capabilities to serve future transport vehicles by continuing to develop relationships with electric vehicle original equipment manufacturers and leveraging innovation in the delivery of future services and products in direct and adjacent markets; and

•Building a strong foundation enabled by data and technology to make Valvoline easy to do business with.

RECENT DEVELOPMENTS

Valvoline has been able to substantially maintain its operations to-date and demonstrated solid performance while managing through the effects of the COVID-19 global pandemic. Management is unable to quantify the impact of COVID-19 on its current results due to their breadth and variability given the current stage and duration of the pandemic. The COVID-19 pandemic has continued to evolve and its future impact on Valvoline will depend on a number of factors, including and among others, the ultimate duration and severity of the pandemic and the success of vaccinations and restrictive measures on containing the spread and resurgences of the virus. While the Company cannot predict the duration or the scale of the COVID-19 pandemic, or the effect it may continue to have on Valvoline's business, results of operations, or liquidity, management continuously monitors the situation, the sufficiency of its responses, and makes adjustments as needed.

Valvoline has established a return-to-office protocol for its corporate headquarters in Lexington, Kentucky, allowing employees that have been vaccinated to voluntarily return-to-office beginning in July 2021. Many non-U.S. office locations remain closed due to local infection rates, vaccination availability and rates, in addition to resurgences related to the Delta variant. Valvoline is continually monitoring the circumstances surrounding the pandemic and following government guidelines supported by COVID-19 trend data to make decisions regarding the opening of its offices and safety of its facilities and operations.

THIRD FISCAL QUARTER 2021 OVERVIEW

The following were the significant events for the third fiscal quarter of 2021, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $97 million and diluted earnings per share of $0.53 in the three months ended June 30, 2021, an increase of 64% and 66%, respectively, over the prior year period which was unfavorably impacted by the COVID-19 pandemic.

•Valvoline realigned its global operations into the following two reportable segments, Retail Services and Global Products, to accelerate its strategic shift to a services-driven business.

•Retail Services sales grew 66% over the prior year driven by system-wide same-store-sales ("SSS") growth of 40.5% and the addition of 137 net new stores to the system from the prior year. Operating income and adjusted EBITDA increased 120% and 107%, respectively, over the prior year primarily due to the strong operating performance and comparisons against the unfavorable impacts from the COVID-19 pandemic in the prior year.

•Global Products sales increased 46% over the prior year primarily attributable to higher volumes across all regions as recovery continues from the negative impacts of COVID-19. Operating income and adjusted EBITDA grew 16% and 17%, respectively, over the prior year primarily due to the benefits of volume growth that more than offset margin pressure from raw materials cost increases.

•On May 17, 2021, Valvoline's Board of Directors authorized the repurchase of up to $300 million of the Company's common stock through September 30, 2024 (the "2021 Share Repurchase Authorization").

•The Company returned cash to its shareholders through payment of a cash dividend of $0.125 per share during the quarter.

Use of Non-GAAP Measures

To supplement the financial measures prepared in accordance with U.S. GAAP, certain items within this document are presented on an adjusted basis. These non-GAAP measures, presented both on a consolidated and reportable segment basis, have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, the financial statements presented in accordance with U.S. GAAP. The financial results presented in accordance with U.S. GAAP and reconciliations of non-GAAP measures included within this Quarterly Report on Form 10-Q should be carefully evaluated.

The following are the non-GAAP measures management has included and how management defines them:

•EBITDA, which management defines as net income/loss, plus income tax expense/benefit, net interest and other financing expenses, and depreciation and amortization;

•Adjusted EBITDA, which management defines as EBITDA adjusted for certain unusual, infrequent or non-operational activity not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods ("key items," as further described below);

•Segment adjusted EBITDA, which management defines as segment operating income adjusted for depreciation and amortization, in addition to key items impacting comparability;

•Free cash flow, which management defines as cash flows from operating activities less capital expenditures and certain other adjustments as applicable; and

•Discretionary free cash flow, which management defines as cash flows from operating activities less maintenance capital expenditures and certain other adjustments as applicable.

These measures are not prepared in accordance with U.S. GAAP and management believes the use of non-GAAP measures on a consolidated and reportable segment basis provides a useful supplemental presentation of Valvoline's operating performance, enables comparison of financial trends and results between periods where certain items may vary independent of business performance, and allows for transparency with respect to key metrics used by management in operating the business and measuring performance. The non-GAAP information used by management may not be comparable to similar measures disclosed by other companies, because of differing methods used in calculating such measures. For a reconciliation of the most comparable U.S. GAAP measures to the non-GAAP measures, refer to the “Results of Operations” and “Financial Position, Liquidity and Capital Resources” sections below.

Management believes EBITDA measures provide a meaningful supplemental presentation of Valvoline’s operating performance due to the depreciable assets associated with the nature of the Company’s operations and interest costs related to Valvoline’s capital structure. Adjusted EBITDA measures exclude the impact of key items, which consist of income or expenses associated with certain unusual, infrequent or non-operational activity not directly attributable to the underlying business that management believes impacts the comparability of operational results between periods. Adjusted EBITDA measures enable comparison of financial trends and results between periods where key items may vary independent of business performance. Key items are often related to legacy matters or market-driven events considered by management to be outside the comparable operational performance of the business.

Key items may consist of adjustments related to: legacy businesses, including the separation from Valvoline's former parent company and associated impacts of related indemnities; significant acquisitions or divestitures; restructuring-related matters; and other matters that are non-operational or unusual in nature. Key items also include the following:

•Net pension and other postretirement plan expense/income - includes several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost/credit. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global financial markets (in particular, interest rates) and are outside the operational performance of the business and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA includes the costs of benefits provided to employees for current service, including pension and other postretirement service costs.

•Changes in the LIFO inventory reserve - charges or credits recognized in Cost of sales to value certain lubricant inventories at the lower of cost or market using the LIFO method. During inflationary or deflationary pricing environments, the application of LIFO can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while preceding costs are retained in inventories. LIFO adjustments are determined based on published prices, which are difficult to predict and largely dependent on future events. The application of LIFO can impact comparability and enhance the lag period effects between changes in inventory costs and relating pricing adjustments.

Details with respect to the composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

Management uses free cash flow and discretionary free cash flow as additional non-GAAP metrics of cash flow generation. By including capital expenditures and certain other adjustments, as applicable, management is able to provide an indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Free cash flow includes the impact of capital expenditures, providing a supplemental view of cash generation. Discretionary free cash flow includes the impact of maintenance capital expenditures, which are routine uses of cash that are necessary to maintain the Company's operations and provides a supplemental view of cash flow generation to maintain operations before discretionary investments in growth. Free cash flow and discretionary free cash flow have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-operated and franchised store counts and SSS, and lubricant volumes sold. Management believes these measures are useful to evaluating and understanding Valvoline’s operating performance and should be considered as supplements to, not substitutes for, Valvoline's sales and operating income, as determined in accordance with U.S. GAAP.

Sales in the Retail Services reportable segment are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. SSS is defined as sales by U.S. Retail Services service center stores (company-operated, franchised and the combination of these for system-wide SSS), with new stores including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize. Differences in SSS are calculated to determine the percentage change between comparative periods. Retail Services sales are limited to sales at company-operated stores, sales of lubricants and other products to independent franchisees and Express Care operators and royalties and other fees from franchised stores. Although Valvoline does not recognize store-level sales from franchised stores as revenue in its Condensed Consolidated Statements of Comprehensive Income, management believes system-wide and franchised SSS comparisons and store counts are useful to assess market position relative to competitors and overall store and segment operating performance.

Management believes lubricant volumes sold in gallons by its consolidated subsidiaries is a useful measure in evaluating and understanding the operating performance of the Global Products segment. Volumes sold in other units of measure, including liters, are converted to gallons utilizing standard conversions.

RESULTS OF OPERATIONS

Consolidated review

The following table summarizes the results of the Company’s operations:

	Three months ended June 30				Nine months ended June 30
	2021		2020		2021		2020
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Sales	$792	100.0%	$516	100.0%	$2,146	100.0%	$1,701	100.0%
Gross profit	$259	32.7%	$187	36.2%	$734	34.2%	$605	35.6%
Net operating expenses	$128	16.2%	$99	19.2%	$348	16.2%	$296	17.4%
Operating income	$131	16.5%	$88	17.1%	$386	18.0%	$309	18.2%
Net income	$97	12.2%	$59	11.4%	$252	11.7%	$195	11.5%

Sales

Sales for the three and nine months ended June 30, 2021 increased $276 million, or 53%, and $445 million, or 26%, respectively, compared to the prior year periods. The following table provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended June 30, 2021	Nine months ended June 30, 2021
Volume and mix	$171	$263
Price	67	98
Currency exchange	16	33
Acquisitions	22	51
Change in sales	$276	$445

The increases in sales for the three and nine months ended June 30, 2021 compared to the prior year periods were primarily driven by volume improvements across both segments, partly due to growth over the prior year impacts of the COVID-19 pandemic when restrictions were the most severe, in addition to robust expansion versus pre-COVID periods, demonstrating the strength of the business and its multi-channel model. In addition to volume improvements over the prior year, the benefits from pricing, acquisitions, currency exchange and favorable mix from higher branded product volumes, premium oil changes and non-oil change services contributed to the increases in sales in the three and nine months ended June 30, 2021.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

Gross profit increased $72 million for the three months ended June 30, 2021 compared to the prior year period, while gross profit increased $129 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The table below provides a reconciliation of the changes:

	Year over year change	Year over year change
(In millions)	Three months ended June 30, 2021	Nine months ended June 30, 2021
Volume and mix	$77	$124
Change in LIFO reserve	(24)	(38)
Price and cost	8	18
Currency exchange	5	11
Acquisitions	6	14
Change in gross profit	$72	$129

The increases in gross profit for the three and nine months ended June 30, 2021 compared to the prior year periods were primarily driven by higher volumes in both reportable segments from the prior year unfavorable impacts of the COVID-19 pandemic, in addition to strong growth from pre-pandemic periods. Additional benefits from favorable mix due to higher branded product volumes, premium oil changes and non-oil change services, in addition to acquisitions in Retail Services, the pass-through of price increases and currency exchange were partially offset by the effects of rising raw material costs, which enhanced the unfavorable impact of LIFO adjustments year-over-year.

The declines in gross profit margins were primarily the result of year-over-year changes in raw material costs, which were declining in the prior year and have risen significantly during the current year. These changes in raw material costs resulted in unfavorable year-over-year LIFO inventory adjustments, negatively impacting gross profit margins to more than offset mix benefits. Margin pressure is expected to continue in the near term as announced raw material cost increases take effect, continue to impact LIFO inventory valuation, and lag the pass through in pricing. The Company is in the process of executing further pricing actions through the balance of this calendar year in response to recent cost increases.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below provides details of the components of net operating expenses:

	Three months ended June 30				Nine months ended June 30
	2021		2020		2021		2020
(In millions)		% of Sales		% of Sales		% of Sales		% of Sales
Selling, general and administrative expenses	$136	17.2%	$106	20.5%	$382	17.8%	$319	18.8%
Net legacy and separation-related expenses	1	—%	1	0.2%	2	0.1%	—	—%
Equity and other income, net	(9)	(1.1)%	(8)	(1.5)%	(36)	(1.7)%	(23)	(1.4)%
Net operating expenses	$128	16.1%	$99	19.2%	$348	16.2%	$296	17.4%

Selling, general and administrative expenses increased $30 million and $63 million in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods. The year-over-year increases were primarily related to restrictions on advertising in place during the pandemic last year as the Company focused on liquidity, in addition to investments to support future growth, and to a lesser extent, unfavorable currency exchange and increased costs from the acquisition of Retail Services stores.

Net legacy and separation-related expenses increased $2 million during the nine months ended June 30, 2021, compared to the prior year periods primarily related to adjustments of indemnities estimated to be due to Valvoline's former parent.

Equity and other income, net increased $1 million and $13 million for the three and nine months ended June 30, 2021, respectively, compared to the prior year periods. These increases were primarily driven by increased equity and royalty income attributable to the improved performance of the Company's unconsolidated joint ventures, in addition to insurance recoveries and an international subsidy realized during the nine months ended June 30, 2021.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and nine months ended June 30, 2021 increased $5 million and $14 million, respectively, from the prior year periods. These increases were driven by lower interest cost and improved asset performance as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses decreased $2 million during the three months ended June 30, 2021 and increased $19 million during the nine months ended June 30, 2021 compared to the prior year periods. The decline in the three months ended June 30, 2021 was attributed to the decrease in borrowing activity compared to the prior year, and the increase in the nine months ended June 30, 2021 was driven by higher debt extinguishment costs of $17 million as the expenses associated with the current year redemption of the 2025 Notes exceeded those incurred in connection with the extinguishment of the 2024 Notes in the prior year.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended June 30		Nine months ended June 30
(In millions)	2021	2020	2021	2020
Income tax expense	$31	$19	$83	$68
Effective tax rate percentage	24.2%	24.4%	24.8%	25.9%

The decreases in effective tax rates from the prior year periods were principally driven by favorable discrete tax benefits in the current year. In addition, tax reform legislation enacted in the prior year resulted in lower current year taxes and unfavorable discrete activity in the nine months ended June 30, 2020. Higher pre-tax earnings in the three and nine months ended June 30, 2021 more than offset these benefits resulting in increased tax expense for the current year periods.

From a combination of statute expirations and anticipated audit settlements in the next twelve months, Valvoline currently estimates a decrease in the range of $25 million to $35 million in indemnity obligations due to the Company's former parent, which is expected to include certain unrecognized tax benefits.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended June 30		Nine months ended June 30
(In millions)	2021	2020	2021	2020
Net income	$97	$59	$252	$195
Income tax expense	31	19	83	68
Net interest and other financing expenses	17	19	92	73
Depreciation and amortization	24	17	68	48
EBITDA	169	114	495	384
Net pension and other postretirement plan income (a)	(14)	(9)	(41)	(27)
Net legacy and separation-related expenses	1	1	2	—
LIFO charge (credit)	17	(7)	26	(12)
Business interruption recovery	—	—	(3)	—
Acquisition and divestiture-related costs	—	—	—	2
Restructuring and related expenses	—	—	—	1
Adjusted EBITDA	$173	$99	$479	$348

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

Adjusted EBITDA increased $74 million and $131 million for the three and nine months ended June 30, 2021, respectively, over the prior year periods driven by the strength of SSS growth in Retail Services and higher volumes across all regions in Global Products as recovery continues from the negative impact of COVID-19 during the prior year periods. In addition, benefits from recent acquisitions in Retail Services and margin improvements due to favorable pricing impacts were partially offset by the impact of rising raw materials costs and higher operating expenses.

Reportable segment review
During the third quarter of fiscal 2021, the Company realigned its global operations to manage its business through the following two reportable segments:

•Retail Services - services the passenger car and light truck quick lube market in the United States and Canada with a broad array of preventive maintenance services and capabilities performed through Valvoline’s retail network of Company-operated, independent franchise, and Express Care stores that service vehicles with Valvoline products.

•Global Products - sells engine and automotive preventive maintenance products in more than 140 countries to retailers, installers, and commercial customers, including original equipment manufacturers, to service light- and heavy-duty vehicles and equipment.

The Company's realignment brought its products business under one segment to enhance the ability to leverage Valvoline's brand equity and product platforms to support growth opportunities in Retail Services with vertical integration and cash generation from the Global Products segment.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in allocating resources and evaluating performance of the business. Adjusted EBITDA is the primary measure used in making these operating decisions, which

Valvoline defines as segment operating income adjusted for depreciation and amortization and certain key items impacting comparability.

In connection with the realignment, the Company changed its allocation of certain indirect expenses for such costs to be recognized in each segment based on the estimated utilization of indirect resources. Costs to support corporate functions and certain non-operational and corporate activity that is not directly attributable to a particular segment are not included in the segment operating results regularly utilized by the chief operating decision maker. This activity is separately delineated within Corporate to reconcile to consolidated results.

Results of Valvoline’s reportable segments are presented based on how operations are managed internally, including how the results are reviewed by the chief operating decision maker. The structure and practices are specific to Valvoline; therefore, the financial results of its reportable segments are not necessarily comparable with similar information for other comparable companies.
Prior period segment financial information presented herein has been recast on a basis that is consistent with the realignment of Valvoline’s global operations.

Retail Services

Management believes the number of company-operated and franchised service center stores as provided in the following tables is useful to assess the operating performance of the Retail Services reportable segment.

	System-wide stores (a)
	Third Quarter 2021	Second Quarter 2021	First Quarter 2021	Fourth Quarter 2020	Third Quarter 2020
Beginning of period	1,548	1,533	1,462	1,432	1,419
Opened	17	13	18	29	13
Acquired	5	3	54	2	2
Closed	(1)	(1)	(1)	(1)	(2)
End of period (b)	1,569	1,548	1,533	1,462	1,432

	Number of stores at end of period
	Third Quarter 2021	Second Quarter 2021	First Quarter 2021	Fourth Quarter 2020	Third Quarter 2020
Company-owned	698	673	663	584	548
Franchised (b)	871	875	870	878	884

(a)System-wide store count includes franchised service center stores. Valvoline franchises are independent legal entities, and Valvoline does not consolidate the results of operations of its franchisees.
(b)Certain franchised service center stores temporarily closed at the discretion of the respective independent operators due to the impacts of COVID-19 and are included in the store counts at the end of the third and fourth quarters of fiscal 2020. As of June 30, 2020, 5 franchised service center stores were temporarily closed and 1 was as of September 30, 2020. No service center stores were temporarily closed as of June 30, 2021, March 31, 2021, or December 31, 2020.

The year over year change resulted in 137 net new company-operated and franchised stores as a result of 73 net openings and 64 acquired stores. Organic service center store growth was primarily related to new company-operated service center store openings and franchisee expansion in key markets.

The following table summarizes the results of the Retail Services reportable segment:

	Three months ended June 30		Nine months ended June 30
(In millions)	2021	2020	2021	2020
Financial information
Retail Services segment sales	$330	$199	$869	$629

Operating income (a)	$97	$44	$233	$142
Key items	—	—	—	—
Depreciation and amortization	15	10	44	28
Adjusted EBITDA	$112	$54	$277	$170

Operating income as a percentage of sales	29.4%	22.1%	26.8%	22.6%
Adjusted EBITDA margin (b)	33.9%	27.1%	31.9%	27.0%

Same-store sales growth
Company-operated (c)	36.1%	(5.2)%	20.4%	0.3%
Franchised (c) (d)	43.9%	(9.9)%	22.5%	0.0%
System-wide (c) (d)	40.5%	(8.0)%	21.6%	0.2%

(a)	Valvoline does not generally allocate activity below operating income to its operating segments; therefore, the table above reconciles operating income to adjusted EBITDA.
(b)	Adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.
(c)	Beginning in fiscal 2021, Valvoline determines SSS growth as sales by U.S. Retail Services service center stores, with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation. Previously, SSS growth was determined as sales by U.S. Retail Services service center stores, with stores new to the U.S. Retail Services system excluded from the metric until completion of their first full year in operation. Prior period measures have been revised to conform to the current basis of presentation.
(d)	Valvoline franchisees are distinct legal entities and Valvoline does not consolidate the results of operations of its franchisees.

Retail Services sales increased $131 million, or 66%, for the current quarter compared to the prior year quarter. Sales increased $240 million, or 38%, for the nine months ended June 30, 2021 compared to the prior year period.
Continued SSS growth was driven by strong operational performance, including increased transactions and average ticket from premiumization, non-oil change services, pricing, and customer base expansion, while growth was also related to lower volumes and limited travel in the prior year due to the COVID-19 pandemic. Year-over-year unit growth of 10% through the addition of 137 net new stores from acquisitions and new service center store openings also contributed to sales growth.

Operating income and adjusted EBITDA increased $53 million, or 120%, and $58 million, or 107%, respectively, for the three months ended June 30, 2021 compared to the prior year period. Likewise, operating income and adjusted EBITDA increased $91 million, or 64%, and $107 million, or 63%, respectively, for the nine months ended June 30, 2021. These increases were primarily related to the strong SSS performance compared to the prior year periods as described above, as well as the addition of new stores and improved margins, which were unfavorably impacted in the prior year due to the impacts of operating during the most restrictive period of the COVID-19 pandemic.

Global Products

The following table summarizes the results of the Global Products reportable segment:

	Three months ended June 30		Nine months ended June 30
(In millions)	2021	2020	2021	2020
Financial information
Sales by geographic region
North America (a)	$278	$207	$755	$693
Europe, Middle East and Africa ("EMEA")	56	34	161	125
Asia Pacific	96	65	267	193
Latin America (a)	32	11	94	61
Global Products segment sales by geographic region	$462	$317	$1,277	$1,072

Operating income (b)	$72	$62	$233	$199
Key items	—	—	—	—
Depreciation and amortization	9	7	22	19
Adjusted EBITDA	$81	$69	$255	$218

Operating income as a percentage of sales	15.6%	19.6%	18.2%	18.6%
Adjusted EBITDA margin (c)	17.5%	21.8%	20.0%	20.3%

Volume information
Lubricant sales (gallons)	41.8	30.5	119.7	101.2

(a)	Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.
(b)	Valvoline does not generally allocate activity below operating income to its operating segments; therefore, the table above reconciles operating income to adjusted EBITDA.
(c)	Adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

Global Products sales increased $145 million, or 46%, and $205 million, or 19%, for the three and nine months ended June 30, 2021 compared to the prior year periods. The increase in sales is due to volume growth across all regions, both as recovery continues from the negative prior year impacts of the pandemic and as increased marketing efforts drove growth from the pre-COVID-19 periods. In addition, the pass-through of cost increases, currency exchange, and branded product mix further contributed to the increases in sales.

Operating income and adjusted EBITDA increased $10 million, or 16%, and $12 million, or 17%, respectively, for the three months ended June 30, 2021 compared to the prior year period. Additionally, operating income and adjusted EBITDA improved $34 million, or 17%, and $37 million, or 17%, respectively, for the nine months ended June 30, 2021. The increases in operating income and adjusted EBITDA were primarily due to strong performance as sales growth was driven by higher volumes across all regions. In addition, favorable currency exchange and product mix benefits contributed to results in the current year. These benefits were partially offset by higher operating expenses driven by increases in advertising and other investments to support growth, in addition to the near-term impact of unfavorable price-cost lag, as the pass through to pricing continues to lag behind raw material cost increases. Operating income and adjusted EBITDA also benefited from increased contributions from unconsolidated joint ventures during the nine months ended June 30, 2021.

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

Cash flows

Valvoline’s cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2021	2020
Cash, cash equivalents, and restricted cash - beginning of period	$761	$159

Cash provided by (used in):
Operating activities	296	271
Investing activities	(351)	(143)
Financing activities	(483)	465
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	5	(1)
(Decrease) increase in cash, cash equivalents, and restricted cash	(533)	592

Cash, cash equivalents, and restricted cash - end of period	$228	$751

Operating activities

The increase in cash flows provided by operating activities for the nine months ended June 30, 2021 compared to the prior year was primarily due to higher cash earnings, partially offset by increased tax and interest payments and unfavorable changes in working capital, which included the effects of factoring $59 million of receivables in the prior year.

Investing activities

The increase in cash flows used in investing activities for the nine months ended June 30, 2021 compared to the prior year was primarily due to increased investments in Retail Services growth through the expansion of its store network via acquisition and new company-operated service center stores. During the nine months ended June 30, 2021, Valvoline invested nearly $330 million in Retail Services through the acquisition and opening of 107 and 21 company-operated service center stores, respectively, which compared to 21 and 14, respectively, in the prior year period when the Company focused on cash preservation during the pandemic. These increased investments are expected to continue driving growth and transforming the business model and were partially offset by franchisee repayments of COVID-19 relief loans extended in the prior year, in addition to proceeds from the sale of service center stores to franchisees.

Valvoline has invested $106 million in capital expenditures in the nine months ended June 30, 2021 and is currently forecasting approximately $160 million to $170 million for fiscal 2021. The majority of the capital investments to-date have been focused on service center store growth in the Retail Services segment, with maintenance capital representing less than 1% of year-to-date sales.

Financing activities

The increase in cash flows used in financing activities was primarily due to:

•Returning $45 million more in cash to shareholders through increased share repurchases and dividends in the current year. These increases were due to share repurchase activity being resumed following the suspension in the prior year to preserve liquidity at the onset of the pandemic, and the 11% increase in the dividend rate in the current year.

•Increasing net repayments on borrowings in the current year where the net proceeds from the $535 million 2031 Notes and cash and cash equivalents were used to redeem the $800 million 2025 Notes, and the prior year net proceeds primarily related to the issuance of the $600 million 2030 Notes.

Free cash flow

The following tables set forth free cash flow and discretionary free cash flow and reconciles cash flows from operating activities to both measures. Refer to the “Use of Non-GAAP Measures” section included above in this Item 2 for additional information regarding these measures.

	Nine months ended June 30
(In millions)	2021	2020
Cash flows provided by operating activities	$296	$271
Additions to property, plant and equipment	(106)	(94)
Free cash flow	$190	$177

As of June 30, 2021, working capital (current assets minus current liabilities, excluding long-term debt due within one year) was $511 million compared to $994 million as of September 30, 2020. Liquid assets (cash, cash equivalents, and receivables) were 141% of current liabilities as of June 30, 2021 and 269% at September 30, 2020. The decrease in working capital is primarily driven by cash and cash equivalents utilized to fund investments in Retail Services expansion through acquisition along with the redemption of the 2025 Notes.

Discretionary free cash flow

	Nine months ended June 30
(In millions)	2021	2020
Cash flows provided by operating activities	$296	$271
Maintenance additions to property, plant and equipment	(21)	(19)
Discretionary free cash flow	$275	$252

Discretionary free cash flow increased $23 million, or 9%, over the prior year period driven by strong contributions from operating performance and the relatively low maintenance capital of both Retail Services and Global Products.

Debt

As of June 30, 2021 and September 30, 2020, the Company had long-term debt (including the current portion and debt issuance costs and discounts) of $1.7 billion and $2.0 billion, respectively, comprised of loans and revolving facilities. Approximately 87% of Valvoline's outstanding borrowings, inclusive of its interest rate swap agreements, had fixed rates as of June 30, 2021.

In January 2021, the Company completed the issuance of the 2031 Notes and used the net proceeds of $528 million, together with cash and cash equivalents on hand, to fully redeem the 2025 Notes, with a total aggregate redemption price of $840 million. The combination of these transactions reduced Valvoline's gross leverage and cost of capital and lowers ongoing interest expense.

In April 2021, Valvoline amended the Trade Receivables Facility to extend its maturity to April 2024 and modify the eligibility requirements for certain receivables. The amendment also reduces the minimum required borrowing to the lesser of (i) 33 percent of the total facility limit or (ii) the borrowing base from the availability of eligible receivables, in addition to permitting up to a 30 consecutive day annual exemption from this requirement. Other relevant terms and conditions of Trade Receivables Facility were substantially unchanged under this amendment.

Valvoline was in compliance with all covenants of its debt obligations as of June 30, 2021 and had a combined total of $586 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility. Credit facilities in place in China had approximately $25 million of combined borrowing capacity remaining, $23 million under the China Working Capital Facility and $2 million under the China Construction Facility. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Dividend payments and share repurchases

During the nine months ended June 30, 2021, the Company paid cash dividends of $0.375 per common share for $69 million and repurchased over 4 million shares of its common stock for $100 million to complete the Board of Directors authorization on November 12, 2020 to repurchase up to $100 million of common stock through September 30, 2021. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2021 pursuant to the 2021 Share Repurchase Authorization.

The Company repurchased approximately 0.4 million shares of Valvoline common stock for $11 million during July 2021 pursuant to the 2021 Share Repurchase Authorization, resulting in $289 million of authorization remaining. On July 19, 2021, the Board of Directors of Valvoline declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on September 15, 2021 to shareholders of record on August 30, 2021.

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

Off-balance sheet arrangements

As of June 30, 2021, Valvoline has no contractual obligations that are reasonably likely to have a material effect on the Company’s condensed consolidated financial statements that are not fully recorded within the Condensed Consolidated Balance Sheets or fully disclosed in the Notes to Condensed Consolidated Financial Statements in Item I of Part I of this Quarterly Report on Form 10-Q. As part of Valvoline’s normal course of business, it is a party to certain financial guarantees and other commitments, and while these arrangements involve elements of performance and credit risk, such risk is not currently considered reasonably likely to have a material effect on the Company’s condensed consolidated financial statements. The possibility that Valvoline would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the party whose obligations Valvoline guarantees, or the occurrence of future events.

Summary

As of June 30, 2021, cash and cash equivalents totaled $226 million, total debt was $1.7 billion, and total remaining borrowing capacity was $586 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of the Annual Report on Form 10-K for the year ended September 30, 2020. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Management reassessed the critical accounting policies as disclosed in the Annual Report on Form 10-K and determined there were no changes to critical accounting policies and estimates in the nine months ended June 30, 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2021.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase shares of its common stock during the three months ended June 30, 2021. Pursuant to the 2021 Share Repurchase Authorization, $300 million remained available for repurchase as of June 30, 2021.

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

VALVOLINE INC.
(Registrant)

August 5, 2021	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer