Form 10-Q
period 2021-12-31
VALVOLINE INC
filed 2022-02-09
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.
(Exact name of registrant as specified in its charter)

Kentucky	30-0939371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Valvoline Way
Lexington, Kentucky 40509
(Address of principal executive offices) (Zip Code)

Telephone Number (859) 357-7777
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At January 31, 2022, there were 179,356,295 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended December 31
(In millions, except per share amounts - unaudited)	2021	2020
Sales	$858	$653
Cost of sales	614	425
Gross profit	244	228

Selling, general and administrative expenses	135	117
Legacy and separation-related expenses	3	1
Equity and other income, net	(15)	(14)
Operating income	121	124
Net pension and other postretirement plan income	(9)	(13)
Net interest and other financing expenses	17	20
Income before income taxes	113	117
Income tax expense	26	30
Net income	$87	$87

NET EARNINGS PER SHARE
Basic	$0.48	$0.47
Diluted	$0.48	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	181	185
Diluted	182	186

COMPREHENSIVE INCOME
Net income	$87	$87
Other comprehensive income (loss), net of tax
Currency translation adjustments	—	18
Amortization of pension and other postretirement plan prior service credits	—	(2)
Unrealized gain on cash flow hedges	1	—
Other comprehensive income	1	16
Comprehensive income	$88	$103

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2021	September 30 2021
Assets
Current assets
Cash and cash equivalents	$152	$230
Receivables, net	530	496
Inventories, net	264	258
Prepaid expenses and other current assets	55	53
Total current assets	1,001	1,037
Noncurrent assets
Property, plant and equipment, net	824	817
Operating lease assets	309	307
Goodwill and intangibles, net	782	775
Equity method investments	50	47
Deferred income taxes	13	14
Other noncurrent assets	204	194
Total noncurrent assets	2,182	2,154
Total assets	$3,183	$3,191

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$32	$17
Trade and other payables	218	246
Accrued expenses and other liabilities	291	306
Total current liabilities	541	569
Noncurrent liabilities
Long-term debt	1,662	1,677
Employee benefit obligations	248	258
Operating lease liabilities	276	274
Deferred income taxes	34	26
Other noncurrent liabilities	255	252
Total noncurrent liabilities	2,475	2,487
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 180 shares issued and outstanding at December 31, 2021 and September 30, 2021	2	2
Paid-in capital	33	35
Retained earnings	123	90
Accumulated other comprehensive income	9	8
Total stockholders’ equity	167	135
Total liabilities and stockholders’ equity	$3,183	$3,191

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Three months ended December 31, 2021
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2021	180	$2	$35	$90	$8	$135
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	(2)	—	—	(2)
Repurchases of common stock	—	—	—	(31)	—	(31)
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at December 31, 2021	180	$2	$33	$123	$9	$167

	Three months ended December 31, 2020
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2020	185	$2	$24	$(110)	$8	$(76)
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Repurchases of common stock	(2)	—	—	(58)	—	(58)
Cumulative effect of adoption of credit losses standard, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	16	16
Balance at December 31, 2020	183	$2	$25	$(106)	$24	$(55)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2021	2020
Cash flows from operating activities
Net income	$87	$87
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	25	21
Deferred income taxes	8	—
Stock-based compensation expense	3	3
Other, net	(1)	(1)
Change in assets and liabilities
Receivables	(37)	7
Inventories	(6)	(4)
Payables and accrued liabilities	(41)	(40)
Other assets and liabilities	(6)	6
Total cash provided by operating activities	32	79
Cash flows from investing activities
Additions to property, plant and equipment	(35)	(35)
Repayments of notes receivable	3	9
Acquisitions of businesses	(14)	(218)
Other investing activities, net	—	(1)
Total cash used in investing activities	(46)	(245)
Cash flows from financing activities
Proceeds from borrowings	30	11
Repayments on borrowings	(31)	—
Repurchases of common stock	(31)	(58)
Cash dividends paid	(23)	(23)
Other financing activities	(8)	(3)
Total cash used in financing activities	(63)	(73)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	6
Decrease in cash, cash equivalents and restricted cash	(77)	(233)
Cash, cash equivalents and restricted cash - beginning of period	231	761
Cash, cash equivalents and restricted cash - end of period	$154	$528

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Certain prior period amounts disclosed herein have been reclassified to conform to the current presentation.

Use of estimates, risks and uncertainties

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

Valvoline has substantially maintained its operations throughout the COVID-19 pandemic to-date and has continued precautionary measures to protect the Company's employees and customers and manage through the currently known impacts on its business. Current and future impacts as a result of the pandemic cannot be reasonably quantified or estimated due to its unprecedented nature, breadth, and uncertainties, including the ultimate duration and severity of the pandemic.

Strategic separation

On October 12, 2021, Valvoline announced its intention to pursue a separation of its two reportable segments, Retail Services and Global Products. Valvoline is evaluating the alternatives to accomplish the separation of these two businesses, and consummation of the separation will be subject to final approval by Valvoline's Board of Directors (the “Board”). No timetable has currently been established for completion of the separation, which is expected to enable the two businesses to enhance focus on their distinct customer bases, strategies and operational needs.

Recent accounting pronouncements

The following accounting guidance relevant to Valvoline was either issued or adopted in the current year, or is expected to have a meaningful impact on Valvoline in future periods upon adoption. The Financial Accounting Standards Board ("FASB") issued other accounting guidance during the period that is not currently applicable or expected to have a material impact on Valvoline’s condensed consolidated financial statements, and therefore, is not described below.

Issued but not yet adopted

In March 2020, the FASB issued guidance to simplify the accounting for arrangements modified as a result of reference rate reform as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. This guidance is available to be adopted on a prospective basis through the end of calendar 2022 for qualifying contract modifications and hedging arrangements. The Company has interest rate swap hedging arrangements and U.S.-based variable rate long-term debt for which existing payments are based on LIBOR tenors expected to cease in June 2023. As of December 31, 2021, 28% of Valvoline’s outstanding total long-term debt and $275 million of its interest rate swap agreements are under existing arrangements that mature following LIBOR cessation and do not contain fallback provisions to alternative reference rates. The Company is evaluating its options for these arrangements and expects to adopt this guidance to the extent there are qualifying contractual modifications prior to the end of calendar 2022. Valvoline does not expect any modifications that may apply for this guidance to have a material impact on its condensed consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	As of December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$1	$1	$—	$—	$—
Time deposits	36	—	36	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	2	—	2	—	—
Other noncurrent assets
Non-qualified trust funds	10	—	2	—	8
Interest rate swap agreements	4	—	4	—	—
Total assets at fair value	$53	$1	$44	$—	$8

Accrued expenses and other liabilities
Currency derivatives (b)	$1	$—	$1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	27	—	—	—	27
Total liabilities at fair value	$28	$—	$1	$—	$27

	As of September 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$13	$13	$—	$—	$—
Time deposits	87	—	87	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	11	—	4	—	7
Interest rate swap agreements	2		2	—
Total assets at fair value	$116	$13	$96	$—	$7

Accrued expenses and other liabilities
Currency derivatives (b)	$3	$—	$3	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	24	—	—	—	24
Total liabilities at fair value	$28	$—	$4	$—	$24

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $143 million and $137 million as of December 31, 2021 and September 30, 2021, respectively.

There were no material gains or losses recognized in earnings during the three months ended December 31, 2021 or 2020 related to these assets and liabilities.

Long-term debt

Long-term debt is reported in the Consolidated Balance Sheets at carrying value, rather than fair value, and is therefore excluded from the disclosure above of financial assets and liabilities measured at fair value within the condensed consolidated financial statements on a recurring basis. The fair values of the Company's outstanding fixed rate senior notes shown below are based on recent trading values, which are considered Level 2 inputs within the fair value hierarchy.

	December 31, 2021			September 30, 2021
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$614	$593	$(7)	$622	$593	$(7)
2031 Notes	523	529	(6)	531	529	(6)
Total	$1,137	$1,122	$(13)	$1,153	$1,122	$(13)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 4 for details of these notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - ACQUISITIONS

The Company acquired 12 service center stores in single and multi-store transactions for an aggregate purchase price of $14 million during the three months ended December 31, 2021. These acquisitions expand Valvoline's retail presence in key North American markets, increase the number of company-operated service center stores, and contributed to growing the Retail Services system to over 1,600 system-wide service center stores.

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

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the three months ended December 31:

(In millions)	2021	2020
Inventories	$—	$2
Property, plant and equipment	3	79
Operating lease assets	4	23
Goodwill (a)	11	175
Intangible assets (b)
Reacquired franchise rights (c)	—	33
Other	—	3
Other current liabilities	—	(6)
Operating lease liabilities	(4)	(21)
Other noncurrent liabilities	—	(70)
Net assets acquired	$14	$218

(a)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(b)Intangible assets acquired during the three months ended December 31, 2020 have weighted average amortization periods of 11 years.
(c)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 11 years for the rights reacquired in fiscal 2021. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

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

NOTE 4 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	December 31 2021	September 30 2021
2031 Notes	$535	$535
2030 Notes	600	600
Term Loan	475	475
Revolver (a)	—	—
Trade Receivables Facility (b)	59	59
China Construction Facility (c)	39	39
China Working Capital Facility (d)	—	—
Debt issuance costs and discounts	(14)	(14)
Total debt	1,694	1,694
Current portion of long-term debt	32	17
Long-term debt	$1,662	$1,677

(a)As of December 31, 2021, the total borrowing capacity remaining under the $475 million revolving credit facility was $471 million due to a reduction of $4 million for letters of credit outstanding.
(b)The Trade Receivables Facility had $116 million of borrowing capacity remaining and the wholly-owned financing subsidiary owned $304 million of outstanding accounts receivable as of December 31, 2021.
(c)The remaining borrowing capacity under the China Construction Facility was approximately $4 million as of December 31, 2021.
(d)The China Working Capital Facility had a borrowing capacity remaining of approximately $24 million as of December 31, 2021.

As of December 31, 2021, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 5 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended
	December 31
(In millions)	2021	2020
Income tax expense	$26	$30
Effective tax rate percentage	23.0%	25.6%

The decreases in the effective tax rate and income tax expense were principally driven by discrete benefits in the current year compared to unfavorable discrete impacts in the prior year.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

	Pension benefits		Other postretirement benefits

(In millions)	2021	2020	2021	2020
Three months ended December 31
Service cost	$—	$1	$—	$—
Interest cost	11	11	—	—
Expected return on plan assets	(20)	(22)	—	—
Amortization of prior service credits	—	—	—	(2)
Net periodic benefit income	$(9)	$(10)	$—	$(2)

NOTE 7 – LITIGATION, CLAIMS AND CONTINGENCIES

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

NOTE 8 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended
	December 31
(In millions, except per share amounts)	2021	2020
Numerator
Net income	$87	$87

Denominator
Weighted average common shares outstanding	181	185
Effect of potentially dilutive securities (a)	1	1
Weighted average diluted shares outstanding	182	186

Earnings per share
Basic	$0.48	$0.47
Diluted	$0.48	$0.47

(a)There were approximately 1 million outstanding stock appreciation rights not included in the computation of diluted earnings per share for the three months ended December 31, 2020, because the effect would have been antidilutive.

NOTE 9 - REPORTABLE SEGMENT INFORMATION

Valvoline manages its business through the following two reportable segments:

•Retail Services - services the passenger car and light truck quick lube market in the United States and Canada with a broad array of preventive maintenance services and capabilities performed through Valvoline’s retail network of company-operated and independent franchised service center stores, in addition to independent Express Care stores that service vehicles with Valvoline products.

•Global Products - sells engine and automotive preventive maintenance products in more than 140 countries and territories to mass market and automotive parts retailers, installers, and commercial customers, including original equipment manufacturers (“OEM”), to service light- and heavy-duty vehicles and equipment.

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

Certain indirect expenses are recognized within each segment based on the estimated utilization of indirect resources. Costs to support corporate functions and certain non-operational and corporate activity that is not directly attributable to a particular segment are not included in the segment operating results regularly utilized by the chief operating decision maker. This activity is separately delineated within Corporate to reconcile to consolidated results.

Segment financial results

The following presents sales and adjusted EBITDA for each reportable segment:

	Three months ended
	December 31
(in millions)	2021	2020
Sales
Retail Services	$346	$254
Global Products	512	399
Consolidated sales	$858	$653

Adjusted EBITDA
Retail Services	$98	$70
Global Products	77	94
Total operating segments	175	164
Corporate	(19)	(15)
Consolidated Adjusted EBITDA	156	149
Reconciliation to income before income taxes:
Net interest and other financing expenses	(17)	(20)
Depreciation and amortization	(25)	(21)
Key items: (a)
Net pension and other postretirement plan income	9	13
Legacy and separation-related expenses	(3)	(1)
LIFO charge	(6)	(4)
Information technology transition costs	(1)	—
Business interruption recovery	—	1
Income before income taxes	$113	$117

(a)Key items represent adjustments to U.S. GAAP results and consist of non-operational matters, including pension and other postretirement plan non-service income and remeasurement adjustments, legacy and separation-related activity, changes in the last-in, first-out ("LIFO") inventory reserve, and certain other corporate matters excluded from operating results that management believes impacts the comparability of operational results between periods.

Disaggregation of revenue

Sales by primary customer channel for the Company’s reportable segments are summarized below:

	Three months ended
	December 31
(In millions)	2021	2020
Retail Services
Company operations	$243	$178
Non-company operations	103	76
Total Retail Services	346	254

Global Products
Do-It-Yourself	175	140
Installer and other	337	259
Total Global Products	512	399

Consolidated sales	$858	$653

Sales by reportable segment disaggregated by geographic market follows:

	Retail Services		Global Products		Total
(In millions)	2021	2020	2021	2020	2021	2020
Three months ended December 31
North America (a)	$346	$254	$304	$235	$650	$489
Europe, Middle East and Africa ("EMEA")	—	—	67	51	67	51
Asia Pacific	—	—	104	83	104	83
Latin America (a)	—	—	37	30	37	30
Totals	$346	$254	$512	$399	$858	$653

(a)Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.

NOTE 10 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2021	September 30 2021	December 31 2020
Cash and cash equivalents	$152	$230	$527
Restricted cash (a)	2	1	1
Total cash, cash equivalents and restricted cash	$154	$231	$528

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	December 31 2021	September 30 2021
Trade	$513	$475
Other	15	16
Notes receivable from franchisees (a)	7	10
Receivables, gross	535	501
Allowance for credit losses	(5)	(5)
Receivables, net	$530	$496

(a)Notes receivable from franchisees were primarily issued in fiscal 2020 to provide financial assistance in response to the COVID-19 pandemic. There were no material balances past due as of December 31, 2021.
Inventories

The following summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets as of:

(In millions)	December 31 2021	September 30 2021
Finished products	$277	$276
Raw materials, supplies and work in process	60	49
Reserve for LIFO cost valuation	(73)	(67)
Total inventories, net	$264	$258

Revenue recognition

The following disaggregates the Company’s sales by timing of recognition:

	Three months ended
	December 31
(In millions)	2021	2020
Sales at a point in time	$844	$642
Franchised revenues transferred over time	14	11
Total consolidated sales	$858	$653

NOTE 11 – SUBSEQUENT EVENTS

Dividend declared

On January 24, 2022, the Board declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on March 15, 2022 to shareholders of record on February 28, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

BUSINESS OVERVIEW AND PURPOSE

Valvoline Inc. is a global vehicle and engine care company that continuously powers the future of mobility through innovative services and products for electric, hybrid and internal combustion powertrains. Valvoline has consistently led the way innovating and reinventing its services and products for changing technologies and customer needs throughout its 155-year history. Valvoline operates a fast-growing, best-in-class network of service center stores, which are well positioned to serve evolving vehicle maintenance needs with Valvoline's iconic products. In addition to its quick, easy and trusted quick lube oil change services and the legendary Valvoline-branded passenger car motor oils, Valvoline provides a wide array of lubricants, chemicals, fluids, and other complementary products and services, including leading the world's supply of battery fluids to electric vehicle manufacturers, with each solution tailored to help extend vehicle and engine range and efficiency.

Valvoline provides vehicle and engine care solutions to a range of customers, including end consumers, OEMs, mass market and automotive parts retailers, small to large installers, vehicle fleets, and distributors, among others. Valvoline operates and franchises more than 1,600 service center locations and is the second and third largest chain in the United States (“U.S.”) and Canada, respectively, by number of stores. With sales in more than 140 countries and territories, Valvoline’s solutions are available for every engine and powertrain, including high-mileage and heavy-duty applications, and are offered at more than 80,000 locations worldwide.

BUSINESS STRATEGY

Valvoline is focused on the following key business and growth strategies in fiscal 2022:

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

RECENT DEVELOPMENTS

Strategic separation

On October 12, 2021, Valvoline announced its intention to pursue a separation of its two reportable segments, Retail Services and Global Products. Valvoline is making progress and evaluating alternatives to accomplish the separation of these two strong businesses. Consummation of the separation will be subject to final approval by Valvoline's Board, and no timetable has currently been established for completion of the separation. Valvoline’s results this quarter highlight the independent strengths of both of its reportable segments, and separation is expected to enable the two businesses to enhance focus on their distinct customer bases, strategies for continued growth, and operational needs.

COVID-19 update

Valvoline has been able to substantially maintain its operations, demonstrating growth and strong results, while managing through the effects of the COVID-19 global pandemic. Management is unable to reasonably quantify the impact of COVID-19 on its current year results. The continually evolving COVID-19 pandemic remains uncertain and its future impact on Valvoline will depend on a number of factors, including among others, the duration and severity of the spread of COVID-19, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures, including vaccine mandates, implemented at the local and federal levels designed to slow and contain the spread of COVID-19, among others. While the Company cannot predict the duration or the scale of the COVID-19 pandemic, or the effect it may continue to have on Valvoline's business, results of operations, or liquidity, management continuously monitors the situation, the sufficiency of its responses, and makes adjustments as needed. For more information, refer to Risk Factors included in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

FIRST FISCAL QUARTER 2022 OVERVIEW

The following were the significant events for the first fiscal quarter of 2022, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline reported net income of $87 million and diluted earnings per share of $0.48 in the three months ended December 31, 2021. Net income was flat compared to the prior year period and diluted EPS grew 2%.

•Retail Services sales increased 36% over the prior year driven by system-wide same-store-sales ("SSS") growth of 24.7% and the addition of 102 net new stores to the system from the prior year. Operating income and adjusted EBITDA increased 45% and 40%, respectively, over the prior year primarily due to strong top-line growth and margin expansion.

•Global Products sales grew 28% over the prior year primarily attributable to expanded distribution in North America and higher volumes in China and EMEA. Operating income and adjusted EBITDA decreased 20% and 18%, respectively, from the prior year primarily due to transitory supply chain costs and lingering price-cost lag that compared to modestly favorable price-cost lag in the prior year.

•The Company returned $54 million to its shareholders through payment of a cash dividend of $0.125 per share during the quarter and repurchasing approximately 1 million shares of Valvoline common stock.

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

•Changes in the last-in, first-out ("LIFO") inventory reserve - charges or credits recognized in Cost of sales to value certain lubricant inventories at the lower of cost or market using the LIFO method. During inflationary or deflationary pricing environments, the application of LIFO can result in variability of the cost of sales recognized each period as the most recent costs are matched against current sales, while preceding costs are retained in inventories. LIFO adjustments are determined based on published prices, which are difficult to predict and largely dependent on future events. The application of LIFO can impact comparability and enhance the lag period effects between changes in inventory costs and relating pricing adjustments.

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

RESULTS OF OPERATIONS

Consolidated review

The following summarizes the results of the Company’s operations for the three months ended December 31:

	2021		2020		Variance
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	%
Sales	$858	100.0%	$653	100.0%	$205	31.4%
Gross profit	$244	28.4%	$228	34.9%	$16	7.0%
Net operating expenses	$123	14.3%	$104	15.9%	$19	18.3%
Operating income	$121	14.1%	$124	19.0%	$(3)	(2.4)%
Net income	$87	10.1%	$87	13.3%	$—	—%

Sales

The following provides a reconciliation of the increase in sales from the prior year:

Year-over-year change
(In millions)	Three months ended December 31, 2021
Volume and mix	$104
Price	90
Acquisitions	11
Change in sales	$205

Volumes grew across the business and product mix improved, leading to top-line expansion, as demand for Valvoline’s products and services remains robust and market share gains benefited both segments. Additionally, the Company made ongoing progress in the price pass-through of raw material cost increases, which further drove higher sales. Retail Services sales were 36% higher led by SSS that increased nearly 25% across the system, in addition to growth from unit additions and acquisitions. Global Products sales increased 28% with 13% volume growth and top-line expansion across all regions.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

The table below provides a reconciliation of the increase in gross profit from the prior year:

Year-over-year change
(In millions)	Three months ended December 31, 2021
Volume and mix	$50
Change in LIFO reserve	(2)
Price and cost	(33)
Acquisitions	1
Change in gross profit	$16

The increase in gross profit was primarily driven by higher volumes and mix improvements in both segments, partially offset by the lag in passing through raw material cost increases, transitory supply chain inefficiencies that included higher logistics and manufacturing costs, and to a lesser degree, the negative impact of LIFO adjustments in the rising cost environment. Acquisitions contributed a muted benefit to gross profit due to new store ramp up costs.

The declines in gross profit margin rates were primarily the result of higher raw material costs, supply chain challenges, and the dilutive impact from passing through cost increases, which more than offset mix improvements. Management continues to closely monitor the raw material cost environment and make progress in passing through the cost increases that began in fiscal 2021.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below summarizes the components of net operating expenses for the three months ended December 31:

	2021		2020		Variance
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	%
Selling, general and administrative expenses	$135	15.7%	$117	17.9%	$18	15.4%
Legacy and separation-related expenses	3	0.3%	1	0.1%	$2	200.0%
Equity and other income, net	(15)	(1.7)%	(14)	(2.1)%	(1)	7.1%
Net operating expenses	$123	14.3%	$104	15.9%	$19	18.3%

Selling, general and administrative expenses increased primarily related to investments made to support future growth, including advertising and promotion, information technology, and acquisition-related costs.

Legacy and separation-related expenses increased primarily due to to costs incurred in the current year in planning for the separation of the Retail Services and Global Products segments. The Company expects to incur incremental costs during fiscal 2022 associated with planning for the proposed separation, including legal, tax and accounting, and other professional advisory and consulting fees. These costs cannot currently reasonably be estimated given the uncertainties in the manner and timing of separation.

The increase in Equity and other income, net was primarily driven by income for research lab testing, which was partially offset by lower insurance recoveries in the current year.

Net pension and other postretirement plan income

Net pension and other postretirement plan income decreased $4 million from the prior year. This decline was due to lower expected returns on plan assets as a result of the shift in asset allocation of the U.S. qualified plans toward a higher mix of fixed income securities, in addition to a reduction in the amortization of prior service credits into income from certain other postretirement plan amendments that ceased amortization beginning in fiscal 2022.

Net interest and other financing expenses

Net interest and other financing expenses decreased $3 million related to lower outstanding borrowings compared to the prior year.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended December 31
(In millions)	2021	2020
Income tax expense	$26	$30
Effective tax rate percentage	23.0%	25.6%

The decreases in the effective tax rate and income tax expense were principally driven by discrete benefits in the current year compared to unfavorable discrete impacts in the prior year.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended December 31
(In millions)	2021	2020
Net income	$87	$87
Income tax expense	26	30
Net interest and other financing expenses	17	20
Depreciation and amortization	25	21
EBITDA	155	158
Net pension and other postretirement plan income (a)	(9)	(13)
Legacy and separation-related expenses	3	1
LIFO charge	6	4
Information technology transition costs	1	—
Business interruption recovery	—	(1)
Adjusted EBITDA	$156	$149

(a)Net pension and other postretirement plan income includes remeasurement gains and losses, when applicable, and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credits. Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

Adjusted EBITDA improved $7 million from the prior year driven by strong top-line growth across both segments from higher volumes and ongoing progress in passing through raw material cost increases. Top-line growth and profit expansion in Retail Services were partially offset by price-cost lag and supply chain inefficiencies, in addition to increased operating expenses.

Reportable segment review
The Company manages its business through the following two reportable segments:

•Retail Services - services the passenger car and light truck quick lube market in the United States and Canada with a broad array of preventive maintenance services and capabilities performed through Valvoline’s retail network of company-operated and independent franchised service center stores, in addition to independent Express Care stores that service vehicles with Valvoline products.

•Global Products - sells engine and automotive preventive maintenance products in more than 140 countries to retailers, installers, and commercial customers, including OEMs, to service light- and heavy-duty vehicles and equipment.

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

	System-wide stores (a)
	First Quarter 2022	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Beginning of period	1,594	1,569	1,548	1,533	1,462
Opened	32	21	17	13	18
Acquired	12	7	5	3	54
Closed	(3)	(3)	(1)	(1)	(1)
End of period	1,635	1,594	1,569	1,548	1,533

	Number of stores at end of period
	First Quarter 2022	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021	First Quarter 2021
Company-owned	738	719	698	673	663
Franchised	897	875	871	875	870

(a)System-wide store count includes franchised service center stores. Valvoline franchises are independent legal entities, and Valvoline does not consolidate the results of operations of its franchisees.

The year over year change of 102 net new company-operated and franchised stores was the result of 75 net openings and 27 acquired stores. Organic service center store growth was driven by 25 net company-operated service center store openings and 50 net new franchisee store openings from expansion in key markets. In addition, 23 net stores converted within the system from franchise to company-operated.

The following summarizes the results of the Retail Services reportable segment:

	Three months ended December 31		Favorable (Unfavorable)
(In millions)	2021	2020
Financial information
Retail Services segment sales	$346	$254	36%

Operating income (b)	$81	$56	45%
Key items	—	—
Depreciation and amortization	17	14	21%
Adjusted EBITDA	$98	$70	40%

Operating margin (c)	23.4%	22.0%	140	bps
Adjusted EBITDA margin (c)	28.3%	27.6%	70	bps

		Three months ended December 31
		2021	2020
Same-store sales growth
Company-operated (c)		22.1%	6.1%
Franchised (a) (d)		26.8%	6.0%
System-wide (a) (d)		24.7%	6.0%

(a)Measure includes Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)Valvoline does not generally allocate activity below operating income to its operating segments; therefore, the table above reconciles operating income to adjusted EBITDA.
(c)Operating margin is calculated as operating income divided by sales, and adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.
(d)Valvoline determines SSS growth as sales by U.S. Retail Services service center stores, with new stores, including franchise conversions, excluded from the metric until the completion of their first full fiscal year in operation.
Retail Services sales increased 36% for the first quarter compared to the prior year primarily due to strong SSS performance and unit additions. System-wide SSS grew 24.7% compared to the prior year led by increased transactions where leveraging data analytics capabilities drove customer base expansion. Solid contributions from growth in average ticket were largely due to pricing and premiumization that further contributed to system-wide SSS performance and highlighted in-store service delivery. The addition of 102 net new stores to the system through acquisitions and new service center store openings also contributed to sales growth from the prior year.

Operating income and adjusted EBITDA increased from the prior year outpacing sales growth and driving margin expansion. This growth was driven by the strong top-line performance and improved leverage from mature stores that have been open greater than three years and combined to more than offset the ramp up costs of new stores and challenges of the raw material cost environment.

Global Products

The following table summarizes the results of the Global Products reportable segment:

	Three months ended December 31		Favorable (Unfavorable)
(In millions)	2021	2020
Financial information
Sales by geographic region
North America (a)	$304	$235	29%
Europe, Middle East and Africa ("EMEA")	67	51	31%
Asia Pacific	104	83	25%
Latin America (a)	37	30	23%
Global Products segment sales	$512	$399	28%

Operating income (b)	$70	$88	(20)%
Key items	—	—
Depreciation and amortization	7	6	17%
Adjusted EBITDA	$77	$94	(18)%

Operating margin (c)	13.7%	22.1%	(840)	bps
Adjusted EBITDA margin (c)	15.0%	23.6%	(860)	bps

Volume information
Lubricant sales (gallons)	43.1	38.0	13%

(a)	Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.
(b)	Valvoline does not generally allocate activity below operating income to its operating segments; therefore, the table above reconciles operating income to adjusted EBITDA.
(c)	Operating margin is calculated as operating income divided by sales, and adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

Global Products sales increased from the prior year due to growth across all regions. The ongoing progress in price pass-through of raw material cost increases drove sales growth that outpaced volumes, which were up 13% from the prior year. Volume increases were led by expanded distribution in North America and growth in Asia Pacific, notably China, in addition to higher volumes in EMEA. Favorable mix further contributed to the increase in sales over the prior year as a result of higher branded and premium product mix.

Operating income and adjusted EBITDA decreased primarily related to price-cost lag due to raw material cost increases and supply chain disruptions that were partially offset by higher volumes and product mix benefits. Valvoline expects to continue to passing through pricing to recover raw material cost increases.

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

Cash flows

Cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31:

(In millions)	2021	2020
Cash, cash equivalents and restricted cash - beginning of period	$231	$761

Cash provided by (used in):
Operating activities	32	79
Investing activities	(46)	(245)
Financing activities	(63)	(73)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	6
Decrease increase in cash, cash equivalents and restricted cash	(77)	(233)

Cash, cash equivalents and restricted cash - end of period	$154	$528

Operating activities

The decrease in cash flows provided by operating activities of $47 million from the prior year was primarily due to a timing-related unfavorable increase in net working capital, largely attributed to growth in accounts receivable from top-line expansion. In the current year period, net working capital (current assets, excluding cash and cash equivalents, minus current liabilities, excluding long-term debt due within one year) increased $85 million compared to a $35 million increase in the prior year.

Investing activities

The decrease in cash flows used in investing activities of $199 million was primarily due to lower current year acquisition activity of $204 million, which was partially offset by repayments of franchisee COVID relief loans that were $6 million higher in the prior year.

Financing activities

The decrease in cash flows used in financing activities of $10 million was primarily due to $27 million of lower share repurchases in the current year, which were partially offset by net proceeds from borrowings that were $12 million higher in the prior year. Lower share repurchases were the result of shifting to a consistent share buyback strategy in the second half of fiscal 2021, and higher net proceeds from borrowings in the prior year largely related to the China Construction Facility as the blending and packaging plant began production in December 2020.

Free cash flow

The following sets forth free cash flow and discretionary free cash flow and reconciles cash flows from operating activities to both measures. These free cash flow measures have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. Refer to the “Use of Non-GAAP Measures” section included above in this Item 2 for additional information regarding these non-GAAP measures.

	Three months ended December 31
(In millions)	2021	2020
Cash flows provided by operating activities	$32	$79
Less: Maintenance capital expenditures	(6)	(5)
Discretionary free cash flow	26	74
Less: Growth capital expenditures	(29)	(30)
Free cash flow	$(3)	$44

The decrease in free cash flow over the prior year was driven by lower cash flows provided by operating activities as maintenance and growth capital expenditures were relatively flat. Management continues to expect strong free cash flow generation in fiscal 2022 of $260 million to $300 million.

Debt

Inclusive of the interest rate swap agreements, approximately 87% of Valvoline's outstanding borrowings at December 31, 2021 had fixed interest rates, with the remainder bearing variable rates. Valvoline was in compliance with all covenants of its debt obligations as of December 31, 2021 and had a combined total of $587 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility. Credit facilities in place in China had approximately $28 million of combined borrowing capacity remaining, $24 million under the China Working Capital Facility and $4 million under the China Construction Facility. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Dividend payments and share repurchases

During the three months ended December 31, 2021, the Company paid cash dividends of $0.125 per common share for $23 million and repurchased nearly 1 million shares of its common stock for $31 million pursuant to the May 2021 Board authorization to repurchase up to $300 million of common stock through September 30, 2024 (the “2021 Share Repurchase Authorization”).

On January 24, 2022, the Board declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on March 15, 2022 to shareholders of record on February 28, 2022. Additionally, the Company repurchased shares of Valvoline common stock for $10 million during January 2022, leaving the Company with $232 million in aggregate share repurchase authority remaining under the 2021 Share Repurchase Authorization as of February 1, 2022.

Future declarations of quarterly dividends are subject to approval by the Board and may be adjusted as business needs or market conditions change, while the timing and amount of any future share repurchases will be based on the level of Valvoline's liquidity, general business and market conditions and other factors, including alternative investment opportunities.

Summary

As of December 31, 2021, cash and cash equivalents totaled $152 million, total debt was $1.7 billion, and total remaining borrowing capacity under the Company’s Revolver and Trade Receivables Facility was $586 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2021. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K and determined there were no changes in the three months ended December 31, 2021.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2021.

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
Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock for $31 million during the three months ended December 31, 2021 pursuant to the 2021 Share Repurchase Authorization. Share repurchase activity during the three months ended December 31, 2021 follows:

Monthly Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2021 - October 31, 2021	325,186	$33.55	325,186	$262
November 1, 2021 - November 30, 2021	284,916	$35.37	284,916	$252
December 1, 2021 - December 31, 2021	294,475	$35.55	294,475	$242
Total	904,577	$34.78	904,577

ITEM 6.  EXHIBITS

Exhibits 10.1 through 10.3 are management compensatory plans or arrangements.

10.1*	Form of Outside Director Restricted Stock Unit Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan.
10.2*	Valvoline Severance Pay Plan, as amended and restated, effective January 1, 2022.
10.3*	Valvoline Change in Control Severance Plan, as amended and restated, effective January 1, 2022.
31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

VALVOLINE INC.
(Registrant)

February 9, 2022	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer