Form 10-Q
period 2022-03-31
VALVOLINE INC
filed 2022-05-10
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At April 30, 2022, there were 178,197,668 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share amounts - unaudited)	2022	2021	2022	2021
Sales	$886	$701	$1,744	$1,354
Cost of sales	636	454	1,250	879
Gross profit	250	247	494	475

Selling, general and administrative expenses	137	129	272	246
Legacy and separation-related expenses	6	—	9	1
Equity and other income, net	(10)	(13)	(25)	(27)
Operating income	117	131	238	255
Net pension and other postretirement plan income	(9)	(14)	(18)	(27)
Net interest and other financing expenses	18	55	35	75
Income before income taxes	108	90	221	207
Income tax expense	27	22	53	52
Net income	$81	$68	$168	$155

NET EARNINGS PER SHARE
Basic	$0.45	$0.37	$0.93	$0.84
Diluted	$0.45	$0.37	$0.93	$0.84

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	180	182	180	184
Diluted	181	183	181	184

COMPREHENSIVE INCOME
Net income	$81	$68	$168	$155
Other comprehensive income (loss), net of tax
Currency translation adjustments	—	(7)	—	11
Amortization of pension and other postretirement plan prior service credits	(1)	(2)	(1)	(4)
Unrealized gain on cash flow hedges	7	1	8	1
Other comprehensive income (loss)	6	(8)	7	8
Comprehensive income	$87	$60	$175	$163

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2022	September 30 2021
Assets
Current assets
Cash and cash equivalents	$118	$230
Receivables, net	563	496
Inventories, net	276	258
Prepaid expenses and other current assets	59	53
Total current assets	1,016	1,037
Noncurrent assets
Property, plant and equipment, net	843	817
Operating lease assets	313	307
Goodwill and intangibles, net	788	775
Equity method investments	53	47
Deferred income taxes	13	14
Other noncurrent assets	222	194
Total noncurrent assets	2,232	2,154
Total assets	$3,248	$3,191

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$47	$17
Trade and other payables	238	246
Accrued expenses and other liabilities	300	306
Total current liabilities	585	569
Noncurrent liabilities
Long-term debt	1,648	1,677
Employee benefit obligations	237	258
Operating lease liabilities	280	274
Deferred income taxes	42	26
Other noncurrent liabilities	256	252
Total noncurrent liabilities	2,463	2,487
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 179 and 180 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	2	2
Paid-in capital	36	35
Retained earnings	147	90
Accumulated other comprehensive income	15	8
Total stockholders’ equity	200	135
Total liabilities and stockholders’ equity	$3,248	$3,191

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Six months ended March 31, 2022
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2021	180	$2	$35	$90	$8	$135
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	(2)	—	—	(2)
Repurchases of common stock	—	—	—	(31)	—	(31)
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at December 31, 2021	180	$2	$33	$123	$9	$167
Net income	—	—	—	81	—	81
Dividends paid, $0.125 per common share	—	—	—	(22)	—	(22)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Repurchases of common stock	(1)	—	—	(35)	—	(35)
Other comprehensive income, net of tax	—	—	—	—	6	6
Balance at March 31, 2022	179	$2	$36	$147	$15	$200

	Six months ended March 31, 2021
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2020	185	$2	$24	$(110)	$8	$(76)
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Repurchases of common stock	(2)	—	—	(58)	—	(58)
Cumulative effect of adoption of credit losses standard, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	16	16
Balance at December 31, 2020	183	$2	$25	$(106)	$24	$(55)
Net income	—	—	—	68	—	68
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	4	—	—	4
Repurchases of common stock	(2)	—	—	(42)	—	(42)
Other comprehensive loss, net of tax	—	—	—	—	(8)	(8)
Balance at March 31, 2021	181	$2	$29	$(103)	$16	$(56)

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2022	2021
Cash flows from operating activities
Net income	$168	$155
Adjustments to reconcile net income to cash flows from operating activities
Loss on extinguishment of debt	—	36
Depreciation and amortization	50	44
Deferred income taxes	15	—
Pension contributions	(1)	(4)
Stock-based compensation expense	7	6
Other, net	(3)	2
Change in assets and liabilities
Receivables	(74)	(14)
Inventories	(19)	(13)
Payables and accrued liabilities	—	4
Other assets and liabilities	(47)	(26)
Total cash provided by operating activities	96	190
Cash flows from investing activities
Additions to property, plant and equipment	(67)	(74)
Repayments of notes receivable	5	12
Acquisitions of businesses	(23)	(223)
Other investing activities, net	1	9
Total cash used in investing activities	(84)	(276)
Cash flows from financing activities
Proceeds from borrowings	185	546
Repayments on borrowings	(186)	(800)
Premium paid to extinguish debt	—	(26)
Repurchases of common stock	(66)	(100)
Cash dividends paid	(45)	(46)
Other financing activities	(12)	(5)
Total cash used in financing activities	(124)	(431)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	1	4
Decrease in cash, cash equivalents and restricted cash	(111)	(513)
Cash, cash equivalents and restricted cash - beginning of period	231	761
Cash, cash equivalents and restricted cash - end of period	$120	$248

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

Valvoline is subject to continued risks and uncertainties as a result of the COVID-19 pandemic. The extent to which the evolving pandemic impacts the Company's financial condition cannot be reasonably quantified or estimated and will depend on a number of factors including the ultimate magnitude and duration of the pandemic. The Company has substantially maintained its operations throughout the pandemic and continues to place additional emphasis on the safety and wellness of its employees and customers.

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

Issued but not yet adopted

In March 2020, the FASB issued guidance related to reference rate reform that simplifies the accounting for contract modifications and hedging arrangements as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. This guidance can be applied on a prospective basis through the end of December 2022 for qualifying modified arrangements. The Company has interest rate swap hedging arrangements and variable rate long-term debt for which existing payments are based on LIBOR tenors expected to cease in June 2023. As of March 31, 2022, 29% of Valvoline’s outstanding total long-term debt and $275 million of its interest rate swap agreements are under existing arrangements that mature following LIBOR cessation and do not contain fallback provisions to alternative reference rates. The Company expects to adopt this guidance to the extent there are qualifying contractual modifications prior to the end of calendar 2022 and does not expect application of this guidance to have a material impact on its condensed consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	As of March 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Time deposits	$20	$—	$20	$—	$—
Prepaid expenses and other current assets
Currency derivatives (b)	4	—	4	—	—
Other noncurrent assets
Non-qualified trust funds	8	—	—	—	8
Interest rate swap agreements	12	—	12	—	—
Total assets at fair value	$44	$—	$36	$—	$8

Accrued expenses and other liabilities
Currency derivatives (b)	$5	$—	$5	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	24	—	—	—	24
Total liabilities at fair value	$29	$—	$5	$—	$24

	As of September 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$13	$13	$—	$—	$—
Time deposits	87	—	87	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	11	—	4	—	7
Interest rate swap agreements	2		2	—
Total assets at fair value	$116	$13	$96	$—	$7

Accrued expenses and other liabilities
Currency derivatives (b)	$3	$—	$3	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	24	—	—	—	24
Total liabilities at fair value	$28	$—	$4	$—	$24

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $150 million and $137 million as of March 31, 2022 and September 30, 2021, respectively.

There were no material gains or losses recognized in earnings during the three and six months ended March 31, 2022 or 2021 related to these assets and liabilities.

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

	March 31, 2022			September 30, 2021
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$549	$593	$(7)	$622	$593	$(7)
2031 Notes	464	529	(6)	531	529	(6)
Total	$1,013	$1,122	$(13)	$1,153	$1,122	$(13)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 5 for details of these senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - ACQUISITIONS

The Company acquired 21 service center stores in single and multi-store transactions for an aggregate purchase price of $23 million during the six months ended March 31, 2022. These acquisitions expand Valvoline's retail presence in key North American markets, increase the number of company-operated service center stores, and contributed to growing the Retail Services system to over 1,650 system-wide service center stores.

During the six months ended March 31, 2021, the Company acquired 100 service center stores in single and multi-store transactions, including 28 former franchise locations converted to company-owned service center stores and 12 franchise-operated service center stores, for an aggregate purchase price of $223 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the six months ended March 31:

(In millions)	2022	2021
Inventories	$—	$2
Other current assets	—	1
Property, plant and equipment	3	82
Operating lease assets	7	26
Goodwill (a)	20	180
Intangible assets (b)
Reacquired franchise rights (c)	—	34
Other	—	3
Other current liabilities	—	(7)
Operating lease liabilities	(7)	(24)
Other noncurrent liabilities	—	(74)
Net assets acquired	$23	$223

(a)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(b)Intangible assets acquired during the six months ended March 31, 2021 have weighted average amortization periods of 11 years.
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

NOTE 4 - GOODWILL

The following table summarizes changes in the carrying amount of goodwill by reportable segment and in total during the six months ended March 31, 2022:

(In millions)	Retail Services	Global Products	Total
Balance at September 30, 2021	$513	$131	$644
Acquisitions (a)	20	—	20
Currency translation	1	—	1
Balance at March 31, 2022	$534	$131	$665

(a)Includes acquisitions within the Retail Services reportable segment of 21 service center stores. Refer to Note 3 for additional details.

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	March 31 2022	September 30 2021
2031 Notes	$535	$535
2030 Notes	600	600
Term Loan	475	475
Revolver (a)	—	—
Trade Receivables Facility (b)	59	59
China Construction Facility (c)	39	39
China Working Capital Facilities (d)	—	—
Debt issuance costs and discounts	(13)	(14)
Total debt	1,695	1,694
Current portion of long-term debt	47	17
Long-term debt	$1,648	$1,677

(a)As of March 31, 2022, the total borrowing capacity remaining under the $475 million revolving credit facility was $471 million due to a reduction of $4 million for letters of credit outstanding.
(b)The Trade Receivables Facility had $116 million of borrowing capacity remaining and the wholly-owned financing subsidiary owned $321 million of outstanding accounts receivable as of March 31, 2022.
(c)The remaining borrowing capacity under the China Construction Facility was approximately $4 million as of March 31, 2022.
(d)The China Working Capital Facilities include two revolving credit facilities with no outstanding borrowings and a combined capacity of approximately $36 million as of March 31, 2022. These facilities expire in the first quarter of fiscal 2023 and bear interest at the local prime rate.

As of March 31, 2022, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Income tax expense	$27	$22	$53	$52
Effective tax rate percentage	25.0%	24.4%	24.0%	25.1%

The increase in income tax expense for the three months ended March 31, 2022 was principally driven by higher pre-tax earnings, in addition to an increased effective tax rate due to unfavorable discrete activity. Income tax expense remained relatively flat with higher pre-tax earnings in the six months ended March 31, 2022, resulting in a lower effective tax rate that was driven by discrete benefits in the current year-to-date period.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

	Pension benefits		Other postretirement benefits

(In millions)	2022	2021	2022	2021
Three months ended March 31
Service cost	$1	$—	$—	$—
Interest cost	11	11	1	—
Expected return on plan assets	(20)	(21)	—	—
Amortization of prior service credits	—	—	(1)	(4)
Net periodic benefit income	$(8)	$(10)	$—	$(4)

Six months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	22	22	1	—
Expected return on plan assets	(40)	(43)	—	—
Amortization of prior service credit	—	—	(1)	(6)
Net periodic benefit income	$(17)	$(20)	$—	$(6)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$81	$68	$168	$155
Denominator
Weighted average common shares outstanding	180	182	180	184
Effect of potentially dilutive securities	1	1	1	—
Weighted average diluted shares outstanding	181	183	181	184

Earnings per share
Basic	$0.45	$0.37	$0.93	$0.84
Diluted	$0.45	$0.37	$0.93	$0.84
NOTE 10 - REPORTABLE SEGMENT INFORMATION

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

Segment financial results

The following presents sales and adjusted EBITDA for each reportable segment:

	Three months ended		Six months ended
	March 31		March 31
(in millions)	2022	2021	2022	2021
Sales
Retail Services	$350	$285	$696	$539
Global Products	536	416	1,048	815
Consolidated sales	$886	$701	$1,744	$1,354

Adjusted EBITDA
Retail Services	$95	$95	$193	$165
Global Products	81	80	158	174
Total operating segments	176	175	351	339
Corporate	(18)	(18)	(37)	(33)
Consolidated Adjusted EBITDA	158	157	314	306
Reconciliation to income before income taxes:
Net interest and other financing expenses	(18)	(55)	(35)	(75)
Depreciation and amortization	(25)	(23)	(50)	(44)
Key items: (a)
Net pension and other postretirement plan income	9	14	18	27
Legacy and separation-related expenses	(6)	—	(9)	(1)
LIFO charge	(3)	(5)	(9)	(9)
Business interruption losses (recoveries)	(5)	2	(5)	3
Information technology transition costs	(2)	—	(3)	—
Income before income taxes	$108	$90	$221	$207

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

Disaggregation of revenue

Sales by primary customer channel for the Company’s reportable segments are summarized below:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Retail Services
Company operations	$246	$204	$489	$382
Non-company operations	104	81	207	157
Total Retail Services	350	285	696	539

Global Products
Do-It-Yourself	190	147	365	287
Installer and other	346	269	683	528
Total Global Products	536	416	1,048	815

Consolidated sales	$886	$701	$1,744	$1,354

Sales by reportable segment disaggregated by geographic market follows:

	Retail Services		Global Products		Total
(In millions)	2022	2021	2022	2021	2022	2021
Three months ended March 31
North America (a)	$350	$285	$330	$242	$680	$527
Europe, Middle East and Africa ("EMEA")	—	—	67	54	67	54
Asia Pacific	—	—	98	88	98	88
Latin America (a)	—	—	41	32	41	32
Totals	$350	$285	$536	$416	$886	$701

Six months ended March 31
North America (a)	$696	$539	$634	$477	$1,330	$1,016
EMEA	—	—	134	105	134	105
Asia Pacific	—	—	202	171	202	171
Latin America (a)	—	—	78	62	78	62
Totals	$696	$539	$1,048	$815	$1,744	$1,354

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

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2022	September 30 2021	March 31 2021
Cash and cash equivalents	$118	$230	$247
Restricted cash (a)	2	1	1
Total cash, cash equivalents and restricted cash	$120	$231	$248

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	March 31 2022	September 30 2021
Trade	$551	$475
Other	16	16
Notes receivable from franchisees (a)	5	10
Receivables, gross	572	501
Allowance for credit losses	(9)	(5)
Receivables, net	$563	$496

(a)Notes receivable from franchisees were primarily issued in fiscal 2020 to provide financial assistance in response to the COVID-19 pandemic. There were no material balances past due as of March 31, 2022.
Inventories

The following summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets as of:

(In millions)	March 31 2022	September 30 2021
Finished products	$288	$276
Raw materials, supplies and work in process	64	49
Reserve for LIFO cost valuation	(76)	(67)
Total inventories, net	$276	$258

Revenue recognition

The following disaggregates the Company’s sales by timing of recognition:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Sales at a point in time	$872	$689	$1,716	$1,331
Franchised revenues transferred over time	14	12	$28	23
Total consolidated sales	$886	$701	$1,744	$1,354

NOTE 12 – SUBSEQUENT EVENTS

Dividend declared

On April 21, 2022, the Board declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on June 15, 2022 to shareholders of record on May 31, 2022.

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

COVID-19 update

Valvoline has substantially maintained its operations, demonstrating growth and strong results, while managing through the effects of the COVID-19 global pandemic to-date. Valvoline’s global offices and locations have established protocols based on continuous monitoring of the circumstances and trend data surrounding the pandemic and following government guidelines to make decisions regarding the safe operation of its offices and locations.

Valvoline’s return-to-office protocol for its corporate headquarters located in Lexington, Kentucky allowed employees that have been vaccinated to voluntarily return to the office with masking requirements lifted in March 2022. Employees are encouraged to reconnect and collaborate on-site in locations and circumstances where protocols support in-person work, while the flexibility and convenience for employees to work remotely has been maintained in many locations.

During April 2022, the Chinese government implemented strict control measures in response to the resurgence of COVID-19, which resulted in a temporary shut-down of Valvoline’s local operations. Limited operations were maintained during most of April 2022, and the local blending and packaging facility resumed operations by late April, near its full capacity due to local supply chain constraints as a result of the restrictions.

Management is unable to reasonably quantify the impact of COVID-19 on its current year results. The continually evolving COVID-19 pandemic remains uncertain and its future impact on Valvoline will depend on a number of factors, including among others, the duration and severity of the spread of COVID-19, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures, including vaccine and mask mandates, among others. While the Company cannot predict the duration or the scale of the COVID-19 pandemic, or the effect it may continue to have on Valvoline's business, results of operations, or liquidity, management continuously monitors the situation, the sufficiency of its responses, and makes adjustments as needed. For more information, refer to Risk Factors included in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

SECOND FISCAL QUARTER 2022 OVERVIEW

The following were the significant events for the second fiscal quarter of 2022, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline delivered strong top-line results, reflecting share gains from ongoing demand for its products and services, price increases to recover cost inflation, and continued effective operational execution. Net income grew 19% to $81 million and diluted earnings per share grew 22% to $0.45 in the three months ended March 31, 2022 compared to the prior year period.

•Retail Services sales increased 23% over the prior year period driven by system-wide same-store-sales ("SSS") growth of 13.1% and the addition of 113 net new stores to the system from the prior year. Operating income decreased 4% and adjusted EBITDA was flat over the prior year as the current inflationary environment resulted in higher labor and product costs that impacted profitability.

•Global Products sales increased 29% and outpaced volume growth of 9% compared to the prior year quarter. These top-line results highlight the successful price pass-through of raw material cost increases as well as continued strong demand for Valvoline products across key geographies and channels. Operating income and adjusted EBITDA both improved 1% from the prior year as growth in sales was moderated by supply chain challenges and the raw material cost environment.

•The Company returned $57 million to its shareholders through payment of a cash dividend of $0.125 per share and the repurchase of 1 million shares of Valvoline common stock during the quarter.

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

RESULTS OF OPERATIONS

Consolidated review

The following summarizes the results of the Company’s operations for the period ended March 31:

	Three months ended March 31				Six months ended March 31
	2022		2021		2022		2021
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$886	100.0%	$701	100.0%	$1,744	100.0%	$1,354	100.0%
Gross profit	$250	28.2%	$247	35.2%	$494	28.3%	$475	35.1%
Net operating expenses	$133	15.0%	$116	16.5%	$256	14.7%	$220	16.2%
Operating income	$117	13.2%	$131	18.7%	$238	13.6%	$255	18.8%
Net income	$81	9.1%	$68	9.7%	$168	9.6%	$155	11.4%

Sales

The following provides a reconciliation of the increase in sales from the prior year:

	Year-over-year changes
(In millions)	Three months ended March 31, 2022	Six months ended March 31, 2022
Volume and mix	$67	$171
Price	113	203
Currency exchange	(9)	(9)
Acquisitions	14	25
Change in sales	$185	$390

The increases in sales for the three and six months ended March 31, 2022 compared to the prior year periods were driven by benefits across both reportable segments, largely as a result of pricing actions and volume growth, and to a lesser extent, favorable mix. The Company continues to pass through cost increases in its pricing and benefit from strong demand for Valvoline’s products and services. Retail Services increased sales were led by system-wide SSS growth as well as store expansion from unit additions and acquisitions. Global Products sales increased with volume growth and top-line improvement across all regions.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

The table below provides a reconciliation of the increase in gross profit from the prior year:

	Year-over-year changes
(In millions)	Three months ended March 31, 2022	Six months ended March 31, 2022
Volume and mix	$32	$82
Change in LIFO reserve	2	—
Price and cost	(30)	(63)
Currency exchange	(2)	(2)
Acquisitions	1	2
Change in gross profit	$3	$19

The increase in gross profit was primarily driven by higher volumes and to a lesser extent, favorable mix. These benefits across both reportable segments were partially offset by product and labor inflationary cost pressures, in addition to supply chain challenges. A reduction in the LIFO charge for the current quarter compared to the prior year period, as well as unit growth through acquisitions provided modest benefits to gross profit.

The declines in gross profit margin rates for the current quarter and year-to-date periods were primarily the result of higher raw material costs, supply chain challenges, and the dilutive impact from passing through cost increases. Management continues to closely monitor the raw material cost environment and make progress in passing through the cost increases that began in fiscal 2021.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below summarizes the components of net operating expenses for the period ended March 31:

	Three months ended March 31				Six months ended March 31
	2022		2021		2022		2021
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Selling, general and administrative expenses	$137	15.4%	$129	18.4%	$272	15.6%	$246	18.1%
Legacy and separation-related expenses	6	0.7%	—	—%	9	0.5%	1	0.1%
Equity and other income, net	(10)	(1.1)%	(13)	(1.9)%	(25)	(1.4)%	(27)	(2.0)%
Net operating expenses	$133	15.0%	$116	16.5%	$256	14.7%	$220	16.2%

Expected credit losses on receivables due to the disruption of business in Russia and increased costs associated with information technology investments and transitions combined for $8 million and $10 million of the year-over-year increases in selling, general and administrative expenses for the three and six months ended March 31, 2022, respectively. Additionally, expenses supporting growth related to travel, advertising and promotions combined for an $11 million increase for the year-to-date over the prior year period.

Legacy and separation-related expenses increased during the three and six months ended March 31, 2022 primarily due to the costs incurred in the current year for planning the separation of the Retail Services and Global Products segments. These costs included legal, tax and accounting, and other professional advisory and consulting fees, which the Company expects will continue to be incurred during the balance of fiscal 2022 associated with planning for the proposed separation.

The decrease in Equity and other income, net in the current year periods was primarily driven by lower insurance recoveries in the current year.

Net pension and other postretirement plan income

Net pension and other postretirement plan income for the three and six months ended March 31, 2022 decreased $5 million and $9 million, respectively, from the prior year periods. This decline was due to lower expected returns on plan assets as a result of the shift in asset allocation of the U.S. qualified plans toward a higher mix of fixed income securities, in addition to a reduction in the amortization of prior service credits into income from certain other postretirement plan amendments that ceased amortization beginning in fiscal 2022.

Net interest and other financing expenses

Net interest and other financing expenses decreased $37 million and $40 million during the three and six months ended March 31, 2022, respectively, compared to the prior year periods. These decreases are primarily related to debt extinguishment costs, including the redemption premium and the write-off of unamortized debt issuance costs, due to the prior year redemption of the 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Income tax expense	$27	$22	$53	$52
Effective tax rate percentage	25.0%	24.4%	24.0%	25.1%

The increase in income tax expense for the three months ended March 31, 2022 was principally driven by higher pre-tax earnings, in addition to an increased effective tax rate due to unfavorable discrete activity. Income tax expense remained relatively flat with higher pre-tax earnings in the six months ended March 31, 2022, resulting in a lower effective tax rate that was driven by discrete benefits in the current year-to-date period.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Net income	$81	$68	$168	$155
Income tax expense	27	22	53	52
Net interest and other financing expenses	18	55	35	75
Depreciation and amortization	25	23	50	44
EBITDA	151	168	306	326
Net pension and other postretirement plan income (a)	(9)	(14)	(18)	(27)
Legacy and separation-related expenses	6	—	9	1
LIFO charge	3	5	9	9
Business interruption losses (recoveries)	5	(2)	5	(3)
Information technology transition costs	2	—	3	—
Adjusted EBITDA	$158	$157	$314	$306

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

Adjusted EBITDA improved slightly for the three months ended March 31, 2022 and increased $8 million for the six months ended March 31, 2022 compared to the prior year periods. These improvements were driven by strong top-line expansion across both reportable segments, which was partially offset by increased costs due to inflationary pressures and supply chain challenges, in addition to increased operating expenses to support top-line growth.

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

	System-wide stores (a)
	Second Quarter 2022	First Quarter 2022	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021
Beginning of period	1,635	1,594	1,569	1,548	1,533
Opened	19	32	21	17	13
Acquired	9	12	7	5	3
Closed	(2)	(3)	(3)	(1)	(1)
End of period	1,661	1,635	1,594	1,569	1,548

	Number of stores at end of period
	Second Quarter 2022	First Quarter 2022	Fourth Quarter 2021	Third Quarter 2021	Second Quarter 2021
Company-operated	757	738	719	698	673
Franchised	904	897	875	871	875

(a)System-wide store count includes franchised service center stores. Valvoline franchises are independent legal entities, and Valvoline does not consolidate the results of operations of its franchisees.

The year over year increase of 113 net system-wide stores was the result of 80 net openings and 33 acquired stores. New store openings was driven by 29 net company-operated service center store openings and 51 net new franchisee store openings from expansion in key markets. In addition, 22 net stores converted within the system from franchise to company-operated.

The following summarizes the results of the Retail Services reportable segment:

	Three months ended March 31		Increase (decrease)		Six months ended March 31		Increase (decrease)
(In millions)	2022	2021			2022	2021
Financial information
Retail Services segment sales	$350	$285	23%		$696	$539	29%

Operating income (b)	$77	$80	(4)%		$158	$136	16%
Key items	—	—			—	—
Depreciation and amortization	18	15	20%		35	29	21%
Adjusted EBITDA	$95	$95	—%		$193	$165	17%

Operating margin (c)	22.0%	28.1%	(610)	bps	22.7%	25.2%	(250)	bps
Adjusted EBITDA margin (c)	27.1%	33.3%	(620)	bps	27.7%	30.6%	(290)	bps

			Three months ended March 31			Six months ended March 31
			2022		2021	2022	2021
Same-store sales growth
Company-operated (c)			10.0%		19.8%	15.7%	12.8%
Franchised (a) (d)			15.5%		20.4%	20.9%	13.1%
System-wide (a) (d)			13.1%		20.2%	18.6%	13.0%

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
Retail Services sales increased 23% and 29% for the three months and six months ended March 31, 2022, respectively, compared to the prior year periods. System-wide SSS growth was led by higher transactions due to share gains, in addition to increased average ticket from pricing actions and premiumization. The addition of 113 net new stores to the system through acquisitions and new service center store openings also contributed to sales growth from the prior year.

Operating income decreased 4% and adjusted EBITDA was flat for the three months ended March 31, 2022 compared to the prior year period. Deleverage due to wage inflation and labor inefficiencies, as well as supply chain constraints that resulted in higher product costs, drove lower operating profits and flat adjusted EBITDA. Valvoline is currently executing incremental pricing actions to address these inflationary pressures and is expected to improve profitability in the second half of the fiscal year. Operating income and adjusted EBITDA increased 16% and 17%, respectively, for the six months ended March 31, 2022 compared to the prior period and was driven by strong top-line performance and the addition of new stores.

Global Products

The following table summarizes the results of the Global Products reportable segment:

	Three months ended March 31		Increase (decrease)		Six months ended March 31		Increase (decrease)
(In millions)	2022	2021			2022	2021
Financial information
Sales by geographic region
North America (a)	$330	$242	36%		$634	$477	33%
Europe, Middle East and Africa ("EMEA")	67	54	24%		134	105	28%
Asia Pacific	98	88	11%		202	171	18%
Latin America (a)	41	32	28%		78	62	26%
Global Products segment sales	$536	$416	29%		$1048	$815	29%

Operating income (b)	$74	$73	1%		$144	$161	(11)%
Key items	—	—			—	—
Depreciation and amortization	7	7	—%		14	13	8%
Adjusted EBITDA	$81	$80	1%		$158	$174	(9)%

Operating margin (c)	13.8%	17.5%	(370)	bps	13.7%	19.8%	(610)	bps
Adjusted EBITDA margin (c)	15.1%	19.2%	(410)	bps	15.1%	21.3%	(620)	bps

Volume information
Lubricant sales (gallons)	43.3	39.9	9%		86.4	77.9	11%

(a)	Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.
(b)	Valvoline does not generally allocate activity below operating income to its operating segments; therefore, the table above reconciles operating income to adjusted EBITDA.
(c)	Operating margin is calculated as operating income divided by sales, and adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

Global Products sales increased 29% for both the three and six months ended March 31, 2022 over the prior year periods due to growth across all regions and channels. Sales growth outpaced volumes for both the three and six months ended March 31, 2022 attributable to price pass-through of raw material cost increases. Volumes grew 9% and 11% for the three and six months ended March 31, 2022, respectively, over the prior year periods, as a result of improved retail channel performance due to increased distribution and continued recovery in the installer channel from the impacts of COVID-19. Additionally, international volume growth continues to be strong as the Company focuses on building the brand and channels globally.

Operating income and adjusted EBITDA both improved 1% during the three months ended March 31, 2022 compared to the prior year. Operating income and adjusted EBITDA decreased 11% and 9%, respectively, during the six months ended March 31 2022 compared to the prior year period. For the three months ended March 31, 2022, top-line growth was largely offset by increased costs due to the inflationary raw material cost environment and supply chain challenges, while for the six months ended March 31, 2022, these increased costs more than offset by top-line growth.

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

Cash flows

Cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2022	2021
Cash, cash equivalents and restricted cash - beginning of period	$231	$761

Cash provided by (used in):
Operating activities	96	190
Investing activities	(84)	(276)
Financing activities	(124)	(431)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	1	4
Decrease increase in cash, cash equivalents and restricted cash	(111)	(513)

Cash, cash equivalents and restricted cash - end of period	$120	$248

Operating activities

The decrease in cash flows provided by operating activities of $94 million from the prior year was primarily due to the unfavorable increase in net working capital, largely attributed to growth in accounts receivable from increased sales compared to the prior period. In the current period, net working capital (current assets, excluding cash and cash equivalents, minus current liabilities, excluding long-term debt due within one year) increased $105 million compared to a $40 million increase in the prior year period.

Investing activities

The decrease in cash flows used in investing activities of $192 million was primarily due to lower current year acquisition activity of $200 million and less current year additions to property, plant, and equipment of $7 million, which was partially offset by repayments of franchisee COVID relief loans that were $7 million higher in the prior year.

Financing activities

The decrease in cash flows used in financing activities of $307 million from the prior year was primarily due to net repayments on borrowings that were $279 million less and lower share repurchases of $34 million. The reduction in uses of cash for borrowings was largely due to prior year activity that did not recur to complete the issuance of the 3.625% 2031 Notes with an aggregate principal of $535 million and use the net proceeds, together with cash and cash equivalents on hand, to redeem the 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million. Lower share repurchases were the result of shifting to a consistent share buyback strategy in the second half of fiscal 2021.

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

	Six months ended March 31
(In millions)	2022	2021
Cash flows provided by operating activities	$96	$190
Less: Maintenance capital expenditures	(16)	(15)
Discretionary free cash flow	80	175
Less: Growth capital expenditures	(51)	(59)
Free cash flow	$29	$116

The decrease in free cash flow over the prior year was driven by lower cash flows provided by operating activities and lower growth capital expenditures, as maintenance capital expenditures were relatively flat. Valvoline updated its fiscal 2022 forecasted free cash flow generation to $260 million to $280 million, which excludes cash outflows that cannot currently be reasonably estimated related to the proposed separation of Retail Services and Global Products.

Debt

Inclusive of the interest rate swap agreements, approximately 87% of Valvoline's outstanding borrowings at March 31, 2022 had fixed interest rates, with the remainder bearing variable rates. Valvoline was in compliance with all covenants of its debt obligations as of March 31, 2022 and had a combined total of $587 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility. Credit facilities in place in China had approximately $40 million of combined borrowing capacity remaining, $36 million under the China Working Capital Facilities and $4 million under the China Construction Facility. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Dividend payments and share repurchases

During the six months ended March 31, 2022, the Company paid cash dividends of $0.250 per common share for $45 million and repurchased nearly 2.0 million shares of its common stock for $66 million pursuant to the May 2021 Board authorization to repurchase up to $300 million of common stock through September 30, 2024 (the “2021 Share Repurchase Authorization”).

On April 21, 2022, the Board declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on June 15, 2022 to shareholders of record on May 31, 2022. Additionally, the Company repurchased shares of Valvoline common stock for $12 million during April 2022, leaving the Company with $195 million in aggregate share repurchase authority remaining under the 2021 Share Repurchase Authorization as of May 1, 2022.

Future declarations of quarterly dividends are subject to approval by the Board and may be adjusted as business needs or market conditions change, while the timing and amount of any future share repurchases will be based on the level of Valvoline's liquidity, general business and market conditions and other factors, including alternative investment opportunities.

Summary

As of March 31, 2022, cash and cash equivalents totaled $118 million, total debt was $1.7 billion, and total remaining borrowing capacity under the Company’s Revolver and Trade Receivables Facility was $587 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2021. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K and determined there were no changes in the six months ended March 31, 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2022.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased shares of its common stock for $35 million during the three months ended March 31, 2022 pursuant to the 2021 Share Repurchase Authorization. Share repurchase activity during the three months ended March 31, 2022 follows:

Monthly Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2022 - January 31, 2022	295,790	$34.70	295,790	$231
February 1, 2022 - February 28, 2022	322,781	$32.79	322,781	$221
March 1, 2022 - March 31, 2022	458,815	$30.65	458,815	$207
Total	1,077,386	$32.40	1,077,386

ITEM 6.  EXHIBITS

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

VALVOLINE INC.
(Registrant)

May 10, 2022	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer