Form 10-Q
period 2022-06-30
VALVOLINE INC
filed 2022-08-04
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At July 31, 2022, there were 177,020,356 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2022	2021	2022	2021
Sales	$957	$792	$2,701	$2,146
Cost of sales	681	533	1,931	1,412
Gross profit	276	259	770	734

Selling, general and administrative expenses	138	136	410	382
Legacy and separation-related expenses	11	1	20	2
Equity and other income, net	(11)	(9)	(36)	(36)
Operating income	138	131	376	386
Net pension and other postretirement plan income	(10)	(14)	(28)	(41)
Net interest and other financing expenses	19	17	54	92
Income before income taxes	129	128	350	335
Income tax expense	30	31	83	83
Net income	$99	$97	$267	$252

NET EARNINGS PER SHARE
Basic	$0.55	$0.53	$1.48	$1.38
Diluted	$0.55	$0.53	$1.47	$1.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	179	182	180	183
Diluted	180	183	181	184

COMPREHENSIVE INCOME
Net income	$99	$97	$267	$252
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(20)	4	(20)	15
Amortization of pension and other postretirement plan prior service credits	—	(2)	(1)	(6)
Unrealized gain on cash flow hedges	2	—	10	1
Other comprehensive (loss) income	(18)	2	(11)	10
Comprehensive income	$81	$99	$256	$262

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2022	September 30 2021
Assets
Current assets
Cash and cash equivalents	$98	$230
Receivables, net	583	496
Inventories, net	306	258
Prepaid expenses and other current assets	64	53
Total current assets	1,051	1,037
Noncurrent assets
Property, plant and equipment, net	874	817
Operating lease assets	321	307
Goodwill and intangibles, net	804	775
Equity method investments	48	47
Other noncurrent assets	250	208
Total noncurrent assets	2,297	2,154
Total assets	$3,348	$3,191

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$61	$17
Trade and other payables	265	246
Accrued expenses and other liabilities	315	306
Total current liabilities	641	569
Noncurrent liabilities
Long-term debt	1,639	1,677
Employee benefit obligations	229	258
Operating lease liabilities	288	274
Deferred tax liabilities	58	26
Other noncurrent liabilities	267	252
Total noncurrent liabilities	2,481	2,487
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400 shares authorized; 177 and 180 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	2	2
Paid-in capital	41	35
Retained earnings	186	90
Accumulated other comprehensive (loss) income	(3)	8
Total stockholders’ equity	226	135
Total liabilities and stockholders’ equity	$3,348	$3,191

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Nine months ended June 30, 2022
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Totals
	Shares	Amount
Balance at September 30, 2021	180	$2	$35	$90	$8	$135
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	(2)	—	—	(2)
Repurchases of common stock	—	—	—	(31)	—	(31)
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at December 31, 2021	180	$2	$33	$123	$9	$167
Net income	—	—	—	81	—	81
Dividends paid, $0.125 per common share	—	—	—	(22)	—	(22)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Repurchases of common stock	(1)	—	—	(35)	—	(35)
Other comprehensive income, net of tax	—	—	—	—	6	6
Balance at March 31, 2022	179	$2	$36	$147	$15	$200
Net income	—	—	—	99	—	99
Dividends paid, $0.125 per common share	—	—	—	(22)	—	(22)
Stock-based compensation, net of issuances	—	—	5	—	—	5
Repurchases of common stock	(2)	—	—	(38)	—	(38)
Other comprehensive loss, net of tax	—	—	—	—	(18)	(18)
Balance at June 30, 2022	177	$2	$41	$186	$(3)	$226

	Nine months ended June 30, 2021
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained deficit	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2020	185	$2	$24	$(110)	$8	$(76)
Net income	—	—	—	87	—	87
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	1	—	—	1
Repurchases of common stock	(2)	—	—	(58)	—	(58)
Cumulative effect of adoption of credit losses standard, net of tax	—	—	—	(2)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	16	16
Balance at December 31, 2020	183	$2	$25	$(106)	$24	$(55)
Net income	—	—	—	68	—	68
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	4	—	—	4
Repurchases of common stock	(2)	—	—	(42)	—	(42)
Other comprehensive loss, net of tax	—	—	—	—	(8)	(8)
Balance at March 31, 2021	181	$2	$29	$(103)	$16	$(56)
Net income	—	—	—	97	—	97
Dividends paid, $0.125 per common share	—	—	—	(23)	—	(23)
Stock-based compensation, net of issuances	—	—	3	—	—	3
Other comprehensive income, net of tax	—	—	—	—	2	2
Balance at June 30, 2021	181	$2	$32	$(29)	$18	$23

See Notes to Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2022	2021
Cash flows from operating activities
Net income	$267	$252
Adjustments to reconcile net income to cash flows from operating activities
Loss on extinguishment of debt	—	36
Depreciation and amortization	75	68
Deferred income taxes	30	24
Stock-based compensation expense	11	10
Other, net	(2)	(3)
Change in assets and liabilities
Receivables	(104)	(55)
Inventories	(59)	(39)
Payables and accrued liabilities	56	59
Other assets and liabilities	(83)	(56)
Total cash provided by operating activities	191	296
Cash flows from investing activities
Additions to property, plant and equipment	(102)	(106)
Repayments of notes receivable	9	14
Acquisitions of businesses, net of cash acquired	(50)	(267)
Other investing activities, net	—	8
Total cash used in investing activities	(143)	(351)
Cash flows from financing activities
Proceeds from borrowings	414	555
Payments of debt issuance costs and discounts	—	(7)
Repayments on borrowings	(407)	(829)
Premium paid to extinguish debt	—	(26)
Repurchases of common stock	(104)	(100)
Cash dividends paid	(67)	(69)
Other financing activities	(14)	(7)
Total cash used in financing activities	(178)	(483)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1)	5
Decrease in cash, cash equivalents and restricted cash	(131)	(533)
Cash, cash equivalents and restricted cash - beginning of period	231	761
Cash, cash equivalents and restricted cash - end of period	$100	$228

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

Issued but not yet adopted

In March 2020, the FASB issued guidance related to reference rate reform that simplifies the accounting for contract modifications and hedging arrangements as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. This guidance can be applied on a prospective basis through the end of December 2022 for qualifying modified arrangements. The Company has interest rate swap hedging arrangements and variable rate long-term debt for which existing payments are based on LIBOR tenors expected to cease in June 2023. As of June 30, 2022, 30% of Valvoline’s outstanding total long-term debt and interest rate swap agreements with a total notional amount of $275 million are under existing arrangements that mature following LIBOR cessation and do not contain fallback provisions to alternative reference rates. The Company expects to adopt this guidance to the extent there are qualifying contractual modifications prior to the end of calendar 2022 and does not expect application of this guidance to have a material impact on its condensed consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	As of June 30, 2022
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$1	$1	$—	$—	$—
Time deposits	13	—	13	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	2	—	2	—	—
Other noncurrent assets
Non-qualified trust funds	7	—	—	—	7
Interest rate swap agreements	15	—	15	—	—
Total assets at fair value	$38	$1	$30	$—	$7

Accrued expenses and other liabilities
Currency derivatives (b)	$2	$—	$2	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	21	—	—	—	21
Total liabilities at fair value	$23	$—	$2	$—	$21

	As of September 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$13	$13	$—	$—	$—
Time deposits	87	—	87	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	3	—	3	—	—
Other noncurrent assets
Non-qualified trust funds	11	—	4	—	7
Interest rate swap agreements	2		2	—
Total assets at fair value	$116	$13	$96	$—	$7

Accrued expenses and other liabilities
Currency derivatives (b)	$3	$—	$3	$—	$—
Interest rate swap agreements	1	—	1	—	—
Other noncurrent liabilities
Deferred compensation obligations	24	—	—	—	24
Total liabilities at fair value	$28	$—	$4	$—	$24

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $170 million and $137 million as of June 30, 2022 and September 30, 2021, respectively.

There were no material gains or losses recognized in earnings during the three and nine months ended June 30, 2022 or 2021 related to these assets and liabilities.

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

	June 30, 2022			September 30, 2021
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$502	$594	$(6)	$622	$593	$(7)
2031 Notes	428	529	(6)	531	529	(6)
Total	$930	$1,123	$(12)	$1,153	$1,122	$(13)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 5 for details of these senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - ACQUISITIONS

The Company acquired 31 service center stores in single and multi-store transactions along with the remaining ownership interest of an equity method investment for total consideration of $54 million during the nine months ended June 30, 2022. These acquisitions expand Valvoline's retail presence in key North American markets, contribute to growing Retail Services to 1,690 system-wide service center stores, broaden the product portfolio of Global Products into batteries, and enhance distribution capabilities to installer channel customers.

During the nine months ended June 30, 2021, the Company acquired 121 service center stores in single and multi-store transactions, including 44 former franchise locations converted to company-owned service center stores and 12 franchise-operated service center stores, for an aggregate purchase price of $267 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2022	2021
Cash	$2	$—
Receivables	2	—
Inventories	1	2
Other current assets	—	1
Property, plant and equipment (a)	10	93
Operating lease assets	10	36
Goodwill (b)	42	203
Intangible assets (c)
Reacquired franchise rights (d)	1	54
Other	1	3
Other noncurrent assets	1	—
Other current liabilities	(4)	(8)
Operating lease liabilities	(9)	(33)
Other noncurrent liabilities	(3)	(84)
Total net assets acquired	$54	$267

Consideration transferred, net of cash acquired	$50	$267
Fair value of previously held equity interest	2	—
Cash acquired	2	—
Total consideration transferred	$54	$267

(a)Includes $3 million of finance lease assets in property, plant and equipment and finance lease liabilities of $1 million and $2 million in other current and noncurrent liabilities, respectively, for leases acquired during the nine months ended June 30, 2022.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the nine months ended June 30, 2022 and 2021 have weighted average amortization periods of six and 10 years, respectively.
(d)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately eight and 10 years for the rights reacquired in fiscal 2022 and 2021, respectively. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

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

NOTE 4 - GOODWILL

The following table summarizes changes in the carrying amount of goodwill by reportable segment and in total during the nine months ended June 30, 2022:

(In millions)	Retail Services	Global Products	Total
Balance at September 30, 2021	$513	$131	$644
Acquisitions (a)	34	8	42
Currency translation	(1)	—	(1)
Balance at June 30, 2022	$546	$139	$685

(a)Includes acquisitions within the Retail Services reportable segment of 31 service center stores and the remaining ownership interest of a former joint venture in the Global Products reportable segment. Refer to Note 3 for additional details.

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2022	September 30 2021
2031 Notes	$535	$535
2030 Notes	600	600
Term Loan	474	475
Revolver (a)	—	—
Trade Receivables Facility (b)	68	59
China Construction Facility (c)	36	39
China Working Capital Facilities (d)	—	—
Debt issuance costs and discounts	(13)	(14)
Total debt	1,700	1,694
Current portion of long-term debt	61	17
Long-term debt	$1,639	$1,677

(a)As of June 30, 2022, the total borrowing capacity remaining under the $475 million revolving credit facility was $471 million due to a reduction of $4 million for letters of credit outstanding.
(b)The Trade Receivables Facility had $107 million of borrowing capacity remaining and the wholly-owned financing subsidiary owned $383 million of outstanding accounts receivable as of June 30, 2022.
(c)The remaining borrowing capacity under the China Construction Facility was approximately $6 million as of June 30, 2022.
(d)Includes two credit facilities, a committed revolving credit facility for $12 million that expires in the first quarter of fiscal 2023 and bears interest at the local prime rate, and an uncommitted credit facility with a revolving line of credit of up to $22 million that expires in the third quarter of fiscal 2024 and bears interest at the local prime rate plus margin (collectively, the “China Working Capital Facilities”). The China Working Capital Facilities have no outstanding borrowings as of June 30, 2022.

As of June 30, 2022, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2022	2021	2022	2021
Income tax expense	$30	$31	$83	$83
Effective tax rate percentage	23.3%	24.2%	23.7%	24.8%

The decreases in the effective tax rate in the three and nine months ended June 30, 2022 were primarily attributed to favorable discrete tax benefits in the current year periods, which resulted in relatively flat income tax expense on higher pre-tax earnings.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement benefit income:

	Pension benefits		Other postretirement benefits

(In millions)	2022	2021	2022	2021
Three months ended June 30
Service cost	$—	$1	$—	$—
Interest cost	11	10	—	1
Expected return on plan assets	(20)	(22)	—	—
Amortization of prior service credits	—	—	(1)	(3)
Net periodic benefit income	$(9)	$(11)	$(1)	$(2)

Nine months ended June 30
Service cost	$1	$2	$—	$—
Interest cost	33	32	1	1
Expected return on plan assets	(60)	(65)	—	—
Amortization of prior service credit	—	—	(2)	(9)
Net periodic benefit income	$(26)	$(31)	$(1)	$(8)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$99	$97	$267	$252
Denominator
Weighted average common shares outstanding	179	182	180	183
Effect of potentially dilutive securities	1	1	1	1
Weighted average diluted shares outstanding	180	183	181	184

Earnings per share
Basic	$0.55	$0.53	$1.48	$1.38
Diluted	$0.55	$0.53	$1.47	$1.37
NOTE 10 - REPORTABLE SEGMENT INFORMATION

Valvoline manages its business through the following two reportable segments:

•Retail Services - delivers automotive services to vehicle owners and fleets throughout the United States and Canada across a broad array of preventive maintenance services and capabilities performed through Valvoline’s retail network of company-operated and independent franchised service center stores, and independent Express Care stores that service vehicles with Valvoline products.

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

Segment financial results

The following presents sales and adjusted EBITDA for each reportable segment:

	Three months ended		Nine months ended
	June 30		June 30
(in millions)	2022	2021	2022	2021
Sales
Retail Services	$384	$330	$1,080	$869
Global Products	573	462	1,621	1,277
Consolidated sales	$957	$792	$2,701	$2,146

Adjusted EBITDA
Retail Services	$113	$112	$306	$277
Global Products	87	81	245	255
Total operating segments	200	193	551	532
Corporate	(20)	(20)	(57)	(53)
Consolidated Adjusted EBITDA	180	173	494	479
Reconciliation to income before income taxes:
Net interest and other financing expenses	(19)	(17)	(54)	(92)
Depreciation and amortization	(25)	(24)	(75)	(68)
Key items: (a)
Net pension and other postretirement plan income	10	14	28	41
Legacy and separation-related expenses	(11)	(1)	(20)	(2)
LIFO charge	(8)	(17)	(17)	(26)
Business interruption recoveries (losses)	2	—	(3)	3
Information technology transition costs	—	—	(3)	—
Income before income taxes	$129	$128	$350	$335

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

Disaggregation of revenue

Sales by primary customer channel for the Company’s reportable segments are summarized below:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2022	2021	2022	2021
Retail Services
Company operations	$273	$234	$762	$616
Non-company operations	111	96	318	253
Total Retail Services	384	330	1,080	869

Global Products
Do-It-Yourself	219	166	584	453
Installer and other	354	296	1,037	824
Total Global Products	573	462	1,621	1,277

Consolidated sales	$957	$792	$2,701	$2,146

Sales by reportable segment disaggregated by geographic market follows:

	Retail Services		Global Products		Total
(In millions)	2022	2021	2022	2021	2022	2021
Three months ended June 30
North America (a)	$384	$330	$370	$278	$754	$608
Europe, Middle East and Africa ("EMEA")	—	—	58	56	58	56
Asia Pacific	—	—	96	96	96	96
Latin America (a)	—	—	49	32	49	32
Totals	$384	$330	$573	$462	$957	$792

Nine months ended June 30
North America (a)	$1,080	$869	$1,004	$755	$2,084	$1,624
EMEA	—	—	192	161	192	161
Asia Pacific	—	—	298	267	298	267
Latin America (a)	—	—	127	94	127	94
Totals	$1,080	$869	$1,621	$1,277	$2,701	$2,146

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

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2022	September 30 2021	June 30 2021
Cash and cash equivalents	$98	$230	$226
Restricted cash (a)	2	1	2
Total cash, cash equivalents and restricted cash	$100	$231	$228

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	June 30 2022	September 30 2021
Trade	$576	$475
Other	14	16
Notes receivable from franchisees (a)	3	10
Receivables, gross	593	501
Allowance for credit losses	(10)	(5)
Receivables, net	$583	$496

(a)Notes receivable from franchisees were primarily issued in fiscal 2020 to provide financial assistance in response to the COVID-19 pandemic. There were no material balances past due as of June 30, 2022.
Valvoline sold $53 million of accounts receivable to a financial institution during the nine months ended June 30, 2022 and did not sell accounts receivable during the nine months ended June 30, 2021.

Inventories

The following summarizes Valvoline’s inventories in the Condensed Consolidated Balance Sheets as of:

(In millions)	June 30 2022	September 30 2021
Finished products	$311	$276
Raw materials, supplies and work in process	79	49
Reserve for LIFO cost valuation	(84)	(67)
Total inventories, net	$306	$258

Revenue recognition

The following disaggregates the Company’s sales by timing of recognition:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2022	2021	2022	2021
Sales at a point in time	$941	$779	$2,657	$2,110
Franchised revenues transferred over time	16	13	$44	36
Total consolidated sales	$957	$792	$2,701	$2,146

NOTE 12 – SUBSEQUENT EVENTS

Dividend declared

On July 20, 2022, the Board declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on September 15, 2022 to shareholders of record on August 31, 2022.

Strategic separation

On July 31, 2022, the Company entered into a definitive agreement to sell its Global Products business to Aramco for a cash purchase price of $2.65 billion, subject to customary adjustments with respect to working capital and net indebtedness. The transaction is subject to standard closing conditions, including regulatory approvals and is expected to close in late calendar year 2022 or early 2023. The Global Products reportable segment generated sales of approximately $1.6 billion in fiscal 2022 to-date from its engine and automotive products sold in more than 140 countries and territories to retailers, installers, and commercial customers to service light- and heavy-duty vehicles and equipment. The Global Products business is expected to be classified as held for sale and will be reflected in Valvoline’s financial statements as discontinued operations beginning in the fourth quarter of fiscal 2022 until closing of the sale.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, including estimates, projections, and statements related to the Company’s business plans and operating results, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

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

RECENT DEVELOPMENTS

Strategic separation

On July 31, 2022, the Company entered into a definitive agreement to sell its Global Products business to Aramco for a cash purchase price of $2.65 billion, subject to customary adjustments with respect to working capital and net indebtedness. The transaction is subject to standard closing conditions, including regulatory approvals and is expected to close in late calendar year 2022 or early 2023. The Global Products reportable segment generated sales of approximately $1.6 billion in fiscal 2022 to-date from its engine and automotive products sold in more than 140 countries and territories to retailers, installers, and commercial customers to service light- and heavy-duty vehicles and equipment. The Global Products business is expected to be classified as held for sale and will be reflected in Valvoline’s financial statements as discontinued operations beginning in the fourth quarter of fiscal 2022 until closing of the sale.

Once the transaction closes, Valvoline will retain the Valvoline brand for all retail services purposes globally, excluding China and certain countries in the Middle East and North Africa, while Aramco will own the Valvoline brand for all product uses globally. Based on this brand-sharing arrangement, there will be no licensing fees between the parties. In addition, Valvoline will procure motor oil and related products from the Global Products business through a long-term supply agreement that will be effective following the close of the transaction.

Estimated net proceeds of approximately $2.25 billion, after taxes and other expenses, are expected to be utilized to accelerate the return of capital to shareholders through share repurchases with the remainder used for debt reduction and to invest in growth opportunities in Retail Services. Valvoline expects to redeem the 2030 Notes at par based on underlying asset sale covenants and repay certain other indebtedness specifically related to Global Products, including the Trade Receivables Facility. Valvoline anticipates enhancing its capital structure through targeting a 2.5 to 3.5 times adjusted EBITDA net leverage ratio to allow for both investment in the business as well as delivery of returns to shareholders through share repurchases.

COVID-19 update

Valvoline has substantially maintained its operations, demonstrating growth and strong results, while managing through the effects of the COVID-19 global pandemic to-date. Valvoline’s global offices and locations have established protocols based on continuous monitoring of the circumstances and trend data surrounding the pandemic and follow government guidelines to make decisions regarding the safe operation of its offices and locations.

In late June 2022, Valvoline updated its protocols for its U.S. employees, easing its restrictions to more broadly allow travel for business, as well as access to its global headquarters in Lexington, Kentucky. Employees are encouraged to reconnect and collaborate on-site in locations and circumstances where protocols support in-person work, while the flexibility and convenience for employees to work remotely has been maintained in many locations.

During the third quarter and year-to-date periods in fiscal 2022, China has experienced increased cases of COVID-19 that have led to reinstated restrictions, which have impacted operations and demand locally, in addition to the global supply chain. During April 2022, the Chinese government implemented strict control measures in response to the resurgence of COVID-19, which resulted in a temporary shut-down of Valvoline’s local operations. Limited operations were maintained during most of April 2022, and the local blending and packaging facility resumed operations by late April, near its full capacity, which was impacted by local supply chain constraints as a result of the restrictions. Recoveries were slow and uneven, though began to improve late in the third quarter of fiscal 2022, while management continues to closely monitor the impacts and circumstances.

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

THIRD FISCAL QUARTER 2022 OVERVIEW

The following were the significant events for the third fiscal quarter of 2022, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline continued to deliver top-line growth illustrating the strength of Valvoline’s brand and operational performance in the current inflationary environment. Net income grew 2% to $99 million and diluted earnings per share increased 4% to $0.55 in the three months ended June 30, 2022 compared to the prior year period.

•Retail Services sales grew 16% over the prior year period driven by system-wide same-store-sales ("SSS") growth of 9.9% and the addition of 121 net new stores to the system from the prior year. Operating income decreased 1% and adjusted EBITDA increased 1% over the prior year period. Top-line growth in the current quarter was impacted by higher product costs due to the inflationary environment, and sequential improvements form the prior quarter were largely due to pricing actions taken during the period.

•Global Products sales increased 24% compared to the prior year quarter driven by volume growth of 9% and the continued progress of price pass-through of raw material cost increases. Operating income improved 11% and adjusted EBITDA increased 7% from the prior year due to top-line growth that was moderated by inflationary cost pressures and price-cost lag.

•The Company returned $60 million to its shareholders during the quarter through payment of a $0.125 per share cash dividend to deliver $22 million and repurchases of Valvoline common stock of $38 million.

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

RESULTS OF OPERATIONS

Consolidated review

The following summarizes the results of the Company’s operations for the period ended June 30:

	Three months ended June 30				Nine months ended June 30
	2022		2021		2022		2021
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Sales	$957	100.0%	$792	100.0%	$2,701	100.0%	$2,146	100.0%
Gross profit	$276	28.8%	$259	32.7%	$770	28.5%	$734	34.2%
Net operating expenses	$138	14.4%	$128	16.2%	$394	14.6%	$348	16.2%
Operating income	$138	14.4%	$131	16.5%	$376	13.9%	$386	18.0%
Net income	$99	10.3%	$97	12.2%	$267	9.9%	$252	11.7%

Sales

The following provides a reconciliation of the increase in sales from the prior year:

	Year-over-year changes
(In millions)	Three months ended June 30, 2022	Nine months ended June 30, 2022
Volume and mix	$44	$215
Price	123	326
Currency exchange	(13)	(22)
Acquisitions	11	36
Change in sales	$165	$555

The increases in sales were driven by benefits across both reportable segments, primarily driven by pricing actions taken to pass through cost increases along with volume growth from continued strong demand for Valvoline’s products and services. Retail Services increased sales were led by system-wide SSS growth as well as store expansion from unit additions and acquisitions. Global Products sales increased with top-line growth across its regions driven by pass-through pricing in addition to record volumes.

The changes to reportable segment sales and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Gross profit

The table below provides a reconciliation of the increase in gross profit from the prior year:

	Year-over-year changes
(In millions)	Three months ended June 30, 2022	Nine months ended June 30, 2022
Volume and mix	$20	$102
Change in LIFO reserve	9	9
Price and cost	(11)	(74)
Currency exchange	(3)	(5)
Acquisitions	2	4
Change in gross profit	$17	$36

The increases in gross profit were primarily driven by higher volumes within both reportable segments along with a modest increase due to favorable mix across geographies and products within Global Products. A reduction in the LIFO charge for the current year periods, as well as unit growth through acquisitions also provided benefits to gross profit. These benefits were partially offset by product and labor inflationary cost pressures, in addition to unfavorable currency exchange.

The declines in gross profit margin rates for the current year periods compared to the prior year were primarily the result of higher raw material costs and the dilutive impact from passing through cost increases. Management continues to closely monitor the raw material cost environment and make progress in passing through cost increases.

The changes to reportable segment gross profit and the drivers thereof are discussed in further detail in the “Reportable Segment Review” section below.

Net operating expenses

The table below summarizes the components of net operating expenses for the period ended June 30:

	Three months ended June 30				Nine months ended June 30
	2022		2021		2022		2021
(In millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Selling, general and administrative expenses	$138	14.4%	$136	17.2%	$410	15.2%	$382	17.8%
Legacy and separation-related expenses	11	1.1%	1	0.1%	20	0.7%	2	0.1%
Equity and other income, net	(11)	(1.1)%	(9)	(1.1)%	(36)	(1.3)%	(36)	(1.7)%
Net operating expenses	$138	14.4%	$128	16.2%	$394	14.6%	$348	16.2%

Expenses, including travel, advertising and promotions, supporting growth led to increases in selling, general and administrative expenses of $2 million and $12 million for the three and nine months ended June 30, 2022, respectively, compared to the prior year periods. Additionally, expected credit losses on receivables due to the disruption of business in Russia and increased costs associated with information technology investments and transitions combined for $10 million of the year-over-year increases in selling, general and administrative expenses for the nine months ended June 30, 2022.

Legacy and separation-related expenses increased in the current year periods compared to the prior year primarily due to the costs incurred in planning the separation of the Retail Services and Global Products segments. These costs include legal, tax and accounting, and other professional advisory and consulting fees, which the Company expects will continue to be incurred during the balance of fiscal 2022 and into fiscal 2023 as the businesses separate.

The increase in Equity and other income, net during the three months ended June 30, 2022 compared to the prior year was primarily driven by higher equity and royalty income attributable to the improved performance of the Company's unconsolidated joint ventures in India and Latin America that more than offset challenges in China due to COVID-19 lockdowns. Equity and other income, net was flat for the nine months ended June 30, 2022 compared to the prior year due to increased equity and royalty income that was offset by lower insurance recoveries in the current year.

Net pension and other postretirement plan income

Net pension and other postretirement plan income decreased $4 million and $13 million in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods. This decline was due to lower expected returns on plan assets as a result of the shift in asset allocation of the U.S. qualified plans toward a higher mix of fixed income securities, in addition to a reduction in the amortization of prior service credits into income from certain other postretirement plan amendments that ceased amortization beginning in fiscal 2022.

Net interest and other financing expenses

Net interest and other financing expenses increased $2 million and decreased $38 million during the three and nine months ended June 30, 2022, respectively, compared to the prior year periods. The increase in the three months ended June 30, 2022 was primarily attributed to increased interest rates on variable-rate borrowings. Additionally, the decrease in the year-to-date period primarily related to prior year debt extinguishment costs of $36 million, which included the redemption premium and write-off of unamortized debt issuance costs due to the redemption of the 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million.

Income tax expense

The following table summarizes income tax expense and the effective tax rate:

	Three months ended June 30		Nine months ended June 30
(In millions)	2022	2021	2022	2021
Income tax expense	$30	$31	$83	$83
Effective tax rate percentage	23.3%	24.2%	23.7%	24.8%

The decreases in the effective tax rate in the current year periods compared to the prior year were primarily attributed to favorable discrete tax benefits in the current year periods, which resulted in relatively flat income tax expense on higher pre-tax earnings.

EBITDA and Adjusted EBITDA

The following table reconciles net income to EBITDA and Adjusted EBITDA:

	Three months ended June 30		Nine months ended June 30
(In millions)	2022	2021	2022	2021
Net income	$99	$97	$267	$252
Income tax expense	30	31	83	83
Net interest and other financing expenses	19	17	54	92
Depreciation and amortization	25	24	75	68
EBITDA	173	169	479	495
Net pension and other postretirement plan income (a)	(10)	(14)	(28)	(41)
Legacy and separation-related expenses	11	1	20	2
LIFO charge	8	17	17	26
Business interruption (recoveries) losses	(2)	—	3	(3)
Information technology transition costs	—	—	3	—
Adjusted EBITDA	$180	$173	$494	$479

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

Adjusted EBITDA increased $7 million and $15 million for the three and nine months ended June 30, 2022, respectively, compared to the prior year periods. These improvements were driven by top-line expansion across both reportable segments, which was partially offset by increased costs due to inflationary pressures and increased operating expenses to support top-line growth.

Reportable segment review
The Company manages its business through the following two reportable segments:

•Retail Services - delivers automotive services to vehicle owners and fleets throughout the United States and Canada across a broad array of preventive maintenance services and capabilities performed through Valvoline’s retail network of company-operated and independent franchised service center stores, and independent Express Care stores that service vehicles with Valvoline products.

•Global Products - sells engine and automotive preventive maintenance products in more than 140 countries and territories to mass market and automotive part retailers, installers, and commercial customers, including OEMs, to service light- and heavy-duty vehicles and equipment.

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

	System-wide stores (a)
	Third Quarter 2022	Second Quarter 2022	First Quarter 2022	Fourth Quarter 2021	Third Quarter 2021
Beginning of period	1,661	1,635	1,594	1,569	1,548
Opened	21	19	32	21	17
Acquired	9	9	12	7	5
Closed	(1)	(2)	(3)	(3)	(1)
End of period	1,690	1,661	1,635	1,594	1,569

	Number of stores at end of period
	Third Quarter 2022	Second Quarter 2022	First Quarter 2022	Fourth Quarter 2021	Third Quarter 2021
Company-operated	772	757	738	719	698
Franchised	918	904	897	875	871

(a)System-wide store count includes franchised service center stores. Valvoline franchises are independent legal entities, and Valvoline does not consolidate the results of operations of its franchisees.

The year over year increase of 121 net system-wide stores was the result of 84 net openings and 37 acquired stores. New store openings were driven by 30 net company-operated service center store openings and 54 net new franchisee store openings from expansion in key markets. In addition, 7 stores converted within the system from franchise to company-operated.

The following summarizes the results of the Retail Services reportable segment:

	Three months ended June 30		Increase (decrease)		Nine months ended June 30		Increase (decrease)
(In millions)	2022	2021			2022	2021
Financial information
Retail Services segment sales	$384	$330	16%		$1,080	$869	24%

Operating income (b)	$96	$97	(1)%		$254	$233	9%
Key items	—	—			—	—
Depreciation and amortization	17	15	13%		52	44	18%
Adjusted EBITDA	$113	$112	1%		$306	$277	10%

Operating margin (c)	25.0%	29.4%	(440)	bps	23.5%	26.8%	(330)	bps
Adjusted EBITDA margin (c)	29.4%	33.9%	(450)	bps	28.3%	31.9%	(360)	bps

			Three months ended June 30			Nine months ended June 30
			2022		2021	2022	2021
Same-store sales growth
Company-operated (c)			7.1%		36.1%	12.5%	20.4%
Franchised (a) (d)			12.1%		43.9%	17.6%	22.5%
System-wide (a) (d)			9.9%		40.5%	15.4%	21.6%

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
Retail Services sales increased 16% and 24% for the three months and nine months ended June 30, 2022, respectively, compared to the prior year periods. System-wide SSS growth was driven by higher average ticket from pricing actions, premiumization and non-oil change revenue, as well as increased transactions. The addition of 121 net new stores in the system through acquisitions and new service center store openings also contributed to sales growth from the prior year.

Operating income decreased 1% and adjusted EBITDA increased 1% for the three months ended June 30, 2022 compared to the prior year period. Profitability was impacted by continued inflationary product cost pressures largely offset by pricing actions taken during the quarter. Operating income and adjusted EBITDA increased 9% and 10%, respectively, in the nine months ended June 30, 2022 compared to the prior year and was driven by strong top-line performance and the addition of new stores.

Global Products

The following table summarizes the results of the Global Products reportable segment:

	Three months ended June 30		Increase (decrease)		Nine months ended June 30		Increase (decrease)
(In millions)	2022	2021			2022	2021
Financial information
Sales by geographic region
North America (a)	$370	$278	33%		$1,004	$755	33%
Europe, Middle East and Africa ("EMEA")	58	56	4%		192	161	19%
Asia Pacific	96	96	—%		298	267	12%
Latin America (a)	49	32	53%		127	94	35%
Global Products segment sales	$573	$462	24%		$1,621	$1,277	27%

Operating income (b)	$80	$72	11%		$224	$233	(4)%
Key items	—	—			—	—
Depreciation and amortization	7	9	(22)%		21	22	(5)%
Adjusted EBITDA	$87	$81	7%		$245	$255	(4)%

Operating margin (c)	14.0%	15.6%	(160)	bps	13.8%	18.2%	(440)	bps
Adjusted EBITDA margin (c)	15.2%	17.5%	(230)	bps	15.1%	20.0%	(490)	bps

Volume information
Lubricant sales (gallons)	45.4	41.8	9%		131.8	119.7	10%

(a)	Valvoline includes the United States and Canada in its North America region. Mexico is included within the Latin America region.
(b)	Valvoline does not generally allocate activity below operating income to its operating segments; therefore, the table above reconciles operating income to adjusted EBITDA.
(c)	Operating margin is calculated as operating income divided by sales, and adjusted EBITDA margin is calculated as adjusted EBITDA divided by sales.

Global Products sales increased 24% and 27% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, driven by strong top-line growth from record volumes and continued progress on passing through raw materials cost increases in pricing. Volumes were up 9% and 10% for the three and nine months ended June 30, 2022, respectively, over the prior year periods, due to strong growth globally. The Company continued to gain share and meet customer demand, despite facing challenges from COVID-19, particularly in China, and geopolitical disruption in certain international markets.

Operating income improved 11% and adjusted EBITDA increased 7% during the three months ended June 30, 2022 compared to the prior year period as top-line growth more than offset increased costs due to the inflationary raw material cost environment. Operating income and adjusted EBITDA both decreased 4% during the nine months ended June 30, 2022 compared to the prior year period as price-cost lag due to raw material cost increases more than offset sales growth. Cost increases are expected to pressure profitability in the fourth quarter of fiscal 2022, and Valvoline anticipates continued pricing pass through to recover these costs and maintain its margins over time.

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

Cash flows

Cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2022	2021
Cash, cash equivalents and restricted cash - beginning of period	$231	$761

Cash provided by (used in):
Operating activities	191	296
Investing activities	(143)	(351)
Financing activities	(178)	(483)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1)	5
Decrease increase in cash, cash equivalents and restricted cash	(131)	(533)

Cash, cash equivalents and restricted cash - end of period	$100	$228

Operating activities

The decrease in cash flows provided by operating activities of $105 million from the prior year was primarily due to the unfavorable increase in net working capital, largely attributed to growth in the Global Products business from raw material cost inflation that has driven higher investments in accounts receivable with customers that carry longer payment terms, in addition to increased inventories. In the current year, net working capital (current assets, excluding cash and cash equivalents, minus current liabilities, excluding long-term debt due within one year) increased $118 million compared to a $51 million increase in the prior year period.

Investing activities

The decrease in cash flows used in investing activities of $208 million from the prior year was primarily due to lower current year acquisition activity of $217 million and less current year additions to property, plant, and equipment of $4 million, which was partially offset by repayments of franchisee COVID relief loans that were $5 million higher in the prior year.

Financing activities

The decrease in cash flows used in financing activities of $305 million from the prior year was primarily due to net repayments on borrowings that were $307 million less during the current year. During the prior year period, Valvoline completed the issuance of the 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535 million and utilized the net proceeds, together with cash and cash equivalents on hand, to redeem the 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800 million.

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

	Nine months ended June 30
(In millions)	2022	2021
Cash flows provided by operating activities	$191	$296
Less: Maintenance capital expenditures	(24)	(21)
Discretionary free cash flow	167	275
Less: Growth capital expenditures	(78)	(85)
Free cash flow	$89	$190

The decrease in free cash flow over the prior year was driven by lower cash flows provided by operating activities, partially offset by reduced capital expenditures. Lower capital expenditures were primarily due to the growth investments in the prior year related to the blending and packaging plant in China that began production in fiscal 2021.

Based on the net working capital investments during the current year, the Company updated its fiscal 2022 forecasted free cash flow generation, which excludes cash outflows related to the disposition of Global Products, and is summarized as follows:

(In millions)	Fiscal year
	2022 Outlook
Total cash flows provided by operating activities	$290	—	$300
Adjustments:
Separation-related cash outflows	20	—	30
Additions to property, plant and equipment	(160)	—	(180)
Forecasted free cash flow	$140	—	$160

Debt

Inclusive of the interest rate swap agreements, approximately 87% of Valvoline's outstanding borrowings at June 30, 2022 had fixed interest rates, with the remainder bearing variable rates. Valvoline was in compliance with all covenants of its debt obligations as of June 30, 2022 and had a combined total of $578 million of remaining borrowing capacity under its Revolver and Trade Receivables Facility. Credit facilities in place in China had approximately $40 million of combined borrowing capacity remaining, $34 million under the China Working Capital Facilities and $6 million under the China Construction Facility. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Dividend payments and share repurchases

During the nine months ended June 30, 2022, the Company paid cash dividends of $0.375 per common share for $67 million and repurchased nearly 3.2 million shares of its common stock for $104 million pursuant to the May 2021 Board authorization to repurchase up to $300 million of common stock through September 30, 2024 (the “2021 Share Repurchase Authorization”).

On July 20, 2022, the Board declared a quarterly cash dividend of $0.125 per share of Valvoline common stock. The dividend is payable on September 15, 2022 to shareholders of record on August 31, 2022. Additionally, the

Company repurchased shares of Valvoline common stock for $12 million during July 2022, leaving the Company with $158 million in aggregate share repurchase authority remaining under the 2021 Share Repurchase Authorization as of August 1, 2022.

Future declarations of quarterly dividends are subject to approval by the Board and may be adjusted as business needs or market conditions change, while the timing and amount of any future share repurchases will be based on the level of Valvoline's liquidity, general business and market conditions and other factors, including alternative investment opportunities. As focus further shifts to the growth of Retail Services in connection with the sale of Global Products, Valvoline expects to discontinue the dividend and return value to shareholders through share repurchases.

Summary

As of June 30, 2022, cash and cash equivalents totaled $98 million, total debt was $1.7 billion, and total remaining borrowing capacity under the Company’s Revolver and Trade Receivables Facility was $578 million. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the year ended September 30, 2021. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are discussed in detail in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K and determined there were no changes in the nine months ended June 30, 2022.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in detail in Item 7A of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2022.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about the Company's risk factors is contained in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Except for the addition of the risk factors set forth below, there have been no material changes to the Company's risk factors previously disclosed.

Risks related to the pending sale of the Global Products business

The pending sale of the Global Products business is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On July 31, 2022, Valvoline entered into a definitive agreement (the “Purchase Agreement”) to sell its Global Products business to Aramco (the “Buyer”) for $2.65 billion in cash, subject to certain customary adjustments as set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement provides that completion of the Transaction is subject to the satisfaction of customary closing conditions, including, among other things, obtaining certain required regulatory and third party approvals. The Transaction is expected to close in late calendar year 2022 or early 2023. There can be no assurance regarding the ultimate timing of the Transaction or that the Transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the Transaction, including but not limited to potential problems or delays in obtaining various regulatory approvals.

During the period leading to closing the Transaction, or whether or not the Transaction is completed, the ongoing businesses may be adversely affected, including as a result of one or more of the following:

•the diversion of management’s attention from operating and growing the business as a result of the time and effort required to execute the Transaction;
•expenses incurred in connection with the Transaction, including the tax effects of the divestiture, in addition to legal, professional advisory and consulting fees to complete the sale and separation of the legal entities and business processes;
•challenges in separating the businesses, including separating the assets and liabilities, infrastructure and personnel, potentially resulting in delays and additional costs in achieving the completion of the Transaction;
•disruptions to and potential adverse impacts on relationships with suppliers, customers and others with whom Valvoline does business;
•challenges in establishing the desired capital structure for the remaining Valvoline business, including challenges accessing the financial markets;
•uncertainty among key employees concerning their future with Valvoline or the Buyer, leading to potential distraction, as well as potential difficulty in attracting, retaining or motivating key employees during the pendency of the Transaction and following its completion;
•potential adverse impact on credit ratings; and
•potential negative reactions from the financial markets if Valvoline fails to complete the Transaction as currently expected.

Valvoline may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the Transaction.

After giving effect to estimated taxes and other expenses, Valvoline expects to receive net proceeds of approximately $2.25 billion. Valvoline expects to use the net proceeds to accelerate return of capital to shareholders through share repurchases, with the remainder used for debt reduction and to invest in growth opportunities in Retail Services. In connection with the sale of Global Products, Valvoline expects to drive growth and shareholder value as a best-in-class, pure-play automotive retail service provider.

The anticipated operational, financial, strategic and other benefits may not be achieved upon completion of the Transaction and could have an adverse impact on Valvoline’s business, financial condition and results of operations. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond Valvoline’s control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors and within Item IA of Part I of Valvoline’s Annual Report on Form 10-K for the year ended September 30, 2021.

Following the Transaction, Valvoline will be dependent on the Buyer for its lubricants and certain ancillary products and Valvoline’s results may be negatively affected if the Buyer is unable to provide these products.

In connection with the Transaction, the parties have agreed to enter into a supply agreement (the “Supply Agreement”). Pursuant to the Supply Agreement, Valvoline will purchase substantially all lubricant and certain ancillary products for its stores from the Buyer. After the Transaction, Valvoline will be dependent on the Supply Agreement for these products. Any interruption, delay or failure in supply from the Buyer could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

Damage to Valvoline’s brand and reputation could have an adverse effect on its business.

In connection with the Transaction, the parties have agreed to enter into a brand agreement (the “Brand Agreement”). Pursuant to the Brand Agreement, Valvoline will retain ownership of the Valvoline brand for generally all retail services purposes, and the Buyer will own the brand for all product uses. The Buyer’s ability to use the brand may increase the risk of damage to the brand, which could negatively impact Valvoline’s reputation and business.

The completion of the Transaction may adversely affect Valvoline’s business.

Valvoline is currently comprised of two business segments, Retail Services and Global Products. The Transaction will result in Valvoline being a smaller, less diversified company, potentially making it more vulnerable to changing market, regulatory and economic conditions. Specifically, following completion of the Transaction, Valvoline will be more concentrated geographically in North America and in serving the automotive aftermarket through company-operated, independent franchises, and independent Express Care stores that service vehicles with Valvoline products. In addition, Valvoline may be unable to obtain goods or services at prices or on terms that are as favorable as those obtained by Valvoline prior to the Transaction, and Valvoline’s ability to absorb costs may be negatively impacted. Any of these factors could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s common stock during the three months ended June 30, 2022 pursuant to the 2021 Share Repurchase Authorization were:

Monthly Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2022 - April 30, 2022	385,500	$31.02	385,500	$195
May 1, 2022 - May 31, 2022	427,818	$29.97	427,818	$182
June 1, 2022 - June 30, 2022	403,041	$30.66	403,041	$170
Total	1,216,359	$30.53	1,216,359

ITEM 6.  EXHIBITS

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

VALVOLINE INC.
(Registrant)

August 4, 2022	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer