Form 10-K
period 2022-09-30
VALVOLINE INC
filed 2022-11-23
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at March 31, 2022 was approximately $5.6 billion. At November 18, 2022, there were 174,620,302 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

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

PART I

ITEM 1.  BUSINESS

Overview

Valvoline Inc. is a leader in preventive maintenance delivering convenient and trusted automotive services in its retail stores throughout the United States (“U.S.”) and Canada. The terms “Valvoline,” the “Company,” “we,” “us,” “management,” and “our” as used herein refer to Valvoline Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise.

Established in 1866, Valvoline’s heritage spans over 15 decades, during which it has developed powerful recognition across multiple channels. Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with Valvoline’s iconic products. The quick, easy and trusted name in preventive vehicle maintenance, Valvoline leads the industry with automotive service innovations that simplify customer’s lives and take the worry out of vehicle care. With average customer ratings that indicate high levels of service satisfaction, Valvoline has built the model for transparency and convenience in automotive maintenance. From the signature 15-minute, stay-in-your-car oil change to cabin air filters to battery replacements to tire rotations, the Company’s model offers maintenance solutions for all types of vehicles. The Company operates and franchises more than 1,700 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Great Canadian Oil Change retail locations and supports over 250 locations through its Express Care platform.

Company background

Valvoline has a history of innovation spanning more than 155 years that began in 1866 when Dr. John Ellis founded Valvoline by discovering the lubricating properties of distilled crude oil and formulated the world's first petroleum-based lubricant. Valvoline was trademarked seven years later in 1873, making it the first trademarked motor oil brand in the U.S. Soon thereafter, as vehicle ownership rapidly grew, Valvoline became widely known in the automotive world through racing victories and as a recommended oil for the iconic Ford Model T, while expanding its product offerings and global reach through its innovative automotive maintenance and heavy-duty engine applications.

Valvoline was acquired by Ashland (currently doing business as Ashland Inc., and together with its predecessors and consolidated subsidiaries, referred to herein as “Ashland,”) in 1950 and continued accelerating through the development of all-climate and racing motor oils, in addition to notable automobile racing victories by some of the biggest legends of the sport. By the late 1980s, Valvoline began operating and franchising VIOC service center stores, expanding into consumer-focused automotive preventive maintenance and quick lube services. Valvoline maintained its focus on innovating for evolving vehicle technologies and the needs of customers through the late 1990s and early 2000s by introducing synthetic and high-mileage motor oils.

Valvoline was incorporated in May 2016 as a subsidiary of Ashland, followed by the transfer of the Valvoline business and certain other legacy Ashland assets and liabilities from Ashland to Valvoline. Valvoline completed its initial public offering of common stock in September 2016, and Ashland distributed its remaining interest in Valvoline in May 2017 (the “Distribution”). Today, Valvoline operates as an independent corporation that trades on the New York Stock Exchange (“NYSE”) under the symbol “VVV,” focused on delivering quick and convenient vehicle maintenance services to further accelerate its growth.

Discontinued operations

On July 31, 2022, the Company entered into a definitive agreement (the “Purchase Agreement”) to sell its former Global Products reportable segment to Aramco Overseas Company B.V. (“Aramco” or the “Buyer”) for a cash purchase price of $2.65 billion, subject to customary adjustments with respect to working capital and net indebtedness (the “Transaction”). The Transaction is subject to standard closing conditions, including regulatory approvals, and is expected to close in early calendar year 2023. Global Products sells engine and automotive products in more than 140 countries and territories to retailers, installers, and commercial customers to service light- and heavy-duty vehicles and equipment.

The assets and liabilities associated with the Global Products business have been classified as held for sale, and its financial results are classified as discontinued operations and reported separately for all periods presented herein. Unless otherwise noted, the description of business in this Annual Report on Form 10-K relates solely to the continuing operations, comprised of the former Retail Services reportable segment. With the reclassification of Global Products to discontinued operations, Valvoline now has one reportable segment, which is reflected herein in the consolidated financial statements.

Valvoline’s retail services

The quick, easy and trusted name in preventive vehicle maintenance, Valvoline leads the industry with automotive service innovations that simplify customer’s lives and take the worry out of vehicle care. Valvoline continues to build its market share by leveraging its stay-in-your-car service model and providing each customer with services that can be seen and experts they can trust. Valvoline technicians utilize its proprietary SuperProTM system to deliver a superior customer experience and make timely service recommendations based upon vehicle service history and original equipment manufacturer (“OEM”) recommendations.

Valvoline offers the following services at its retail service center stores:

Valvoline’s services are offered to a wide range of vehicle types, including:

Industry overview

Demand for automotive aftermarket services benefits from the growing number and age of vehicles in operation as well as increasing vehicle complexity and ongoing improvements in miles driven. In addition, the North American automotive aftermarket services market is highly fragmented, which creates a significant opportunity for consolidation. Based on industry surveys and management estimates, the U.S. Do It For Me (“DIFM”) oil change addressable market depicted below demonstrates the magnitude of the opportunity for Valvoline’s retail services:
Business and growth strategies

Continuing Valvoline’s shift to services as a trusted leader in preventive automotive maintenance, the Company will continue growing through ongoing improvements in service to drive same store sales and investments in network expansion, while continuing to develop capabilities for an evolving car parc. Valvoline’s strategic initiatives include:

•Continuing to capture increased market share and drive non-oil change revenue growth in existing stores by building on Valvoline’s strong foundation in technology and data, which enables the Company to be an industry leader in automobile aftermarket services and makes vehicle care easy for customers;

•Aggressively growing the retail footprint with company-operated store growth and an increased emphasis on franchisee unit growth;

•Developing capabilities to capture new customers through services expansion focused on fleet manager needs and needs of the evolving car parc; and

•Executing the sale of Global Products to create value for the Company's shareholders and best position the continuing operations for long-term success.

Retail store development

Valvoline’s network of retail service centers delivered its 16th consecutive year of system-wide same-store sales growth in fiscal 2022, demonstrating the system's operational excellence. As shown below, Valvoline operates, either directly or through its franchisees, 1,715 service center stores across the U.S. and Canada as of September 30, 2022:

●	Company-operated
●	Franchised

Valvoline's three-pronged approach to increase its retail network is to grow through 1) opportunistic acquisitions, 2) new store development, and 3) franchisee unit expansion. The network of retail service center stores grew by more than 50% over the last five years. During this period, Valvoline added 588 net new stores since the beginning of 2018 and expanded its service centers internationally into Canada. The unit growth of the retail services network of stores over the last five years, in addition to its annual same-store sales growth in each of those years, is summarized below:

	Company-operated (a)
	For the years ended September 30
	2022	2021	2020	2019	2018
Beginning of period	719	584	519	462	384
Opened	34	30	36	28	17
Acquired	33	57	12	24	3
Conversions between company-operated and franchised	4	50	17	5	58
Closed	—	(2)	—	—	—
End of period	790	719	584	519	462

	Franchised (a) (b)
	For the years ended September 30
	2022	2021	2020	2019	2018
Beginning of period	875	878	866	780	743
Opened	60	39	36	65	28
Acquired	—	12	—	31	73
Conversions between company-operated and franchised	(4)	(50)	(17)	(5)	(58)
Closed	(6)	(4)	(7)	(5)	(6)
End of period	925	875	878	866	780

Total stores (b) (c)	1,715	1,594	1,462	1,385	1,242

	Same store sales growth (a)
	For the years ended September 30
	2022	2021	2020	2019	2018
System-wide	13.7%	21.2%	2.3%	10.1%	8.3%
Company-operated	11.4%	19.6%	2.6%	9.7%	8.7%
Franchised (b)	15.5%	22.4%	2.1%	10.4%	8.0%

(a)	Refer to "Key Business Measures" in Item 7 of Part II of this Annual Report on Form 10-K for a description of management's use and determination of key metrics, including store counts and same-store sales.
(b)	Valvoline's franchisees are distinct independent legal entities and Valvoline does not consolidate the results of operations of its franchisees.
(c)	As of September 30, 2020, one franchised service center store included in the store count was temporarily closed at the discretion of the respective independent operator due to the impacts of COVID-19.

Competition

The automobile aftermarket service industry is highly competitive and Valvoline faces competition across its service categories and subcategories. Competition is based on several key criteria, including brand recognition, product selection, quality of service, price, convenience, speed, location, and customer experience, in addition to the ability to deliver innovative services to meet evolving customer needs.

Valvoline’s retail stores compete for consumers and franchisees with other major franchised brands that offer a turn-key operations management system, such as Jiffy Lube, Grease Monkey, Take 5 Oil Change, Express Oil Change, and Mr. Lube in Canada. Valvoline also competes for Express Care operators and customers with national branded companies that offer a professional signage program with limited business model support, similar to Valvoline’s Express Care™ network. Automotive dealerships and service centers, as well as regional players that are not directly affiliated with a major brand, provide quick lube and other preventive maintenance services, that Valvoline competes for customers with.

Marketing and customer experience

Valvoline places a high priority on delivering an in-store customer experience that is quick, easy, and trusted. Marketing plays an important role in showing customers the differentiated experience that Valvoline offers as well as provides information on location, pricing and services. Marketing efforts are focused on both the acquisition of new customers and retention of existing customers. Valvoline’s digital modeling marketing efforts are efficient and yield strong rates of return. A variety of marketing techniques are utilized by the Company to build awareness of, and create demand for its automotive preventive maintenance services. Valvoline markets through search and direct response channels and invests in advertising through social and digital media.

Valvoline leverages its digital tools to obtain customer feedback across the retail network of stores, which is frequently measured and monitored to ensure that opportunities are quickly addressed to maintain high levels of customer satisfaction. Valvoline also utilizes its digital infrastructure and technology to more efficiently interact with customers, driving customer engagement and retention, acquisition, and to ensure consistency of service. The Company's strengths in digital marketing and data analytics are leveraged to attract new customers and retain current ones, including tailored marketing campaigns directed to specific customers when their next service is estimated to be due.

Intellectual property

Valvoline owns the rights to use certain trademarks, service marks and trade names that are registered in the United States and other jurisdictions. Following the closing of the sale of Global Products, Valvoline will own the Valvoline brand for all retail services purposes globally, excluding China and certain countries in the Middle East and North Africa, while Global Products will own the Valvoline brand for all products uses globally. Valvoline’s continuing operations holds approximately 160 trademarks in more than 50 countries across the world, including the Valvoline and “V” brand logo trademarks. These trademarks have a perpetual life, are generally subject to renewal every ten years, and are among Valvoline's most protected and valuable assets. Valvoline will partner with Global Products to ensure that once the sale is completed, Valvoline's iconic brand is managed in a consistent and holistic manner.

Valvoline trade names and service marks used in its business include ValvolineTM and Valvoline Instant Oil ChangeSM, among others. Valvoline is also party to arrangements that license its intellectual property to others in return for revenues. Valvoline owns approximately 500 domain names that are used to promote Valvoline services and provide information about the Company.

Product supply and price

The products used in Valvoline’s retail service delivery are sourced from Global Products. Valvoline will continue this arrangement following the sale of Global Products through a long-term supply agreement whereby Valvoline will purchase substantially all lubricant and certain ancillary products for its stores from Global Products (the “Supply Agreement”).

Valvoline believes its scale and large volumes purchased provide beneficial pricing which allows for the arrangement of product supply for its store operations on more favorable terms than could otherwise be achieved. This benefit enhances the value proposition to new and existing independent store operators as well as the profits of Valvoline’s company store operations. Valvoline’s arrangement of product supply for its independent operators provides recurring fees and margins that benefit ongoing results. As Valvoline continues to grow organically and through acquisition, the business is well-positioned to continue driving increased benefits to the overall system of retail stores.

Valvoline works diligently to adjust its pricing to react to changes in costs and to preserve its margins. The customer value proposition in Retail Services focuses on convenience and quality service which provides the ability to leverage pricing power to raise prices while maintaining customer loyalty. Pricing adjustments to products sold to Valvoline's independent operators are made pursuant to their contracts and are generally based on movements in published base oil indices.

Seasonality

Overall, seasonality may modestly impact Valvoline’s business. Geographic diversity typically limits weather effects to specific regions, though transaction volumes can moderate along with miles driven during the seasons, which generally trend with the length of daylight hours, weather conditions, and vacation timing. In addition, the periods of time leading into North American holidays can also drive increased miles driven and transaction volumes.

Regulatory and environmental matters

Valvoline operates to maintain compliance with various federal, provincial, state, and local laws and governmental regulations relating to the operation of its business, including those regarding employment and labor practices, workplace safety, building and zoning requirements, the handling, storage and disposal of hazardous substances contained in the products used in service, and the ownership, construction and operation of real property, among others. Valvoline maintains policies and procedures to control risks and monitor compliance with applicable laws and regulations. These laws and regulations require Valvoline to obtain and comply with permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke the Company’s permits, registrations or other authorizations and can enforce compliance through fines, sanctions and injunctions. The Company is also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in locations in which Valvoline’s services are offered. Such regulations principally relate to the operation of its service centers, advertising and marketing of Valvoline’s services.

Valvoline stores lubricating and vehicle maintenance products and handles used automotive oils and filters. Accordingly, Valvoline is subject to numerous federal, provincial, state, and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act. In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), as well as various state and local environmental protection agencies, regulate the handling and disposal of certain waste products and other materials.

As a franchisor, Valvoline is subject to various state and provincial laws, and the Federal Trade Commission (the “FTC”) regulates franchising activities in the U.S. The FTC requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Certain jurisdictions require registration or specific disclosure in connection with franchise offers and sales, or have laws that limit franchisor rights with regard to the termination, renewal or transfer or franchise agreements.

Valvoline is subject to laws relating to information security, privacy, cashless payments and customer credit, protection and fraud. An increasing number of governments and industry groups have established data privacy laws and standards for the protection of personal information, including financial information (e.g., credit card numbers), social security numbers, and health information. The Company is also subject to labor and employment laws, including regulations established by the U.S. Department of Labor and other local regulatory agencies, which sets laws governing working conditions, paid leave, workplace safety, wage and hour standards, and hiring and employment practices.

Human capital

"It all starts with our people" is one of Valvoline's core values, and the Company endeavors to create an environment that promotes safety, fosters diversity, encourages creativity, and rewards performance. In order to recruit and retain the most qualified team members in the industry, Valvoline focuses on treating team members well by paying competitive wages, offering attractive benefit packages and providing robust training and development opportunities, in addition to providing a strong operational support infrastructure with opportunities for upward mobility. Valvoline is committed to actively creating an environment where each team member is empowered to learn, grow, and maximize their personal contribution.

Valvoline’s retail network of stores is comprised of nearly 2,000 locations, including independent franchised and Express Care stores. Of these locations, Valvoline operates 790 retail service center stores throughout the U.S. and Canada and supports its store network through centralized teams. The table below provides the Company's approximate distribution of employees of its continuing operations, which includes its company-operated service center stores, central supporting teams, and excludes contract employees, as of September 30, 2022:

Number of employees
Technicians	6,850
Store management	950
Customer service	200
Total company-operated store employees	8,000
Area and regional operations	400
Total retail services operations	8,400
Headquarter and virtual corporate team members	500
Total employee headcount	8,900

Valvoline management surveys team members periodically throughout the year to gather real-time feedback from employees and focus on continuous improvement. In response to feedback gathered in its most recent employee engagement survey, a cross-functional team developed a series of interactive workshops aimed to assist employees in identifying and developing a plan to achieve career goals at Valvoline. The Company introduced a three-step process to career development planning, along with several resources designed to aid employees in assessing competencies and designing a development plan specific to their goals. In addition, the Company surveyed employees during the year to solicit feedback and address questions regarding the separation of the businesses and established an intranet page dedicated to communicating and establishing transparency throughout the separation process. Valvoline believes employee survey results are important to evaluate areas for improved communication and are meaningful to recruit and retain top talent, believing satisfied employees are more likely to have a positive impact in the workplace and deliver great customer service.

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

The Company’s focus on aggressively growing the Retail Services system that included the addition of 121 net new system-wide stores in fiscal 2022, creates a critical need for talent to operate those stores. Valvoline utilizes its tools and processes to attract qualified candidates within its Retail Services system, including providing support to franchise sourcing efforts. Franchisees are able to take advantage of Valvoline's recruiting and marketing programs, in addition to sharing hiring experiences and best practices across the system to ensure company-operated and franchised locations attract and hire the best candidates to deliver consistent and superior service to Valvoline's customers.

Valvoline is committed to delivering an original experience for its candidates and was named a 2022 Talent Board Candidate Experience ("CandE") Award Winner in North America for the fourth consecutive year. The CandE Awards recognize companies with the highest positive candidate ratings in Talent Board's comprehensive benchmark research.

Training and development

The opportunity to develop and advance, regardless of job role or location, is critical to the success of Valvoline, and a key component of Valvoline's talent development approach is to provide each team member with the necessary tools and training opportunities to develop within their area of subject matter knowledge. Across the organization, including within the VIOC system of company-operated and franchised service center stores, employees are provided voluntary and compulsory regulatory, safety, compliance, customer service, and product training opportunities, based on job role and function, delivered via virtual or in-person classes and e-learning. This includes management and leadership programs with approximately 20 hours of live training and development for its new managers. In addition, the structured early learning detailed training plan of SuperProTM, an internal management system for executing Valvoline's retail services, supported by a proprietary digital learning platform, provides new VIOC employees 270 hours of training that is generally completed within the first 60 days of employment leading to their first certification and another 225 hours of training in the next 140 days that leads to a promotion.

Valvoline provides an Introduction to Management program within its VIOC stores multiple times during the year where assistant managers who qualify as potential store managers meet for three days to interact with leadership team members and peers from other stores to learn about Valvoline's culture, share best practices, and receive management training to prepare them for career advancement. The combination of these efforts enable Valvoline to continue a promote-from-within strategy which has led to 100% of service center managers, area managers, and market manager promotions in the last year being earned by team members who started in hourly positions at VIOC.

Valvoline also offers and has many partnerships to deliver quality development opportunities, including those with leading universities, research organizations and companies, in addition to opportunities for employees to attend seminars and training programs provided by industry trade and professional organizations. Valvoline provides tuition assistance for employees enrolled in higher education programs directed at improving their performance or helping them prepare for a future role within the Company. By engaging team members early, Valvoline provides them with the necessary tools to learn and acquire new skills which increases their value as an employee and, most importantly, affords them the opportunity to advance their careers.

Valvoline received 2022 BEST Award winner recognition from the Association for Talent Development. The BEST Award recognizes organizations that are Building talent, Enterprise-wide and Strategically driving a Talent development culture that delivers results.

Total rewards

Valvoline believes that happy and well-cared-for team members bring their best selves to work. The Company provides a wide variety of benefits to eligible full-time and part-time employees. These benefits help support Valvoline’s strategy to provide competitive programs, aligning to the changing business environment and meeting employee needs. This includes attraction, retention, inclusion, motivation, development, promotion, engagement, and well-being (mental, financial, and personal health).

The Company’s benefits offered to its employees consist of defined contribution matching, tuition reimbursement, and paid time off, including holiday pay, paid family leave and other leave programs. Valvoline’s benefits also include progressive and affordable healthcare plans and life, disability, and accident insurance coverage. In addition, the Company provides a variety of physical, financial, and mental health resources to support taking care of the whole employee.

Health and safety

One of Valvoline's top priorities is protecting the health and safety of its team members, known as its "Vamily." Valvoline offers employer-sponsored health and wellness benefits to its full-time employees and their families. In addition, Valvoline strives to create workplaces and practices in all environments that team members work in to help foster a safe and secure environment for every employee and customer. Valvoline emphasizes that "safety is always our priority" through one of its core values.

Since the start of the COVID-19 pandemic, the well-being of the Company’s team members has remained a priority.
During the early stages of the COVID-19 pandemic, Valvoline formed a COVID-19 Steering Team that has been leading and coordinating the Company's overall response. This team has continued to follow and communicate guidance provided by national and local public health authorities, as well as track all relevant state and local government guidelines, directives and regulations as a part of Valvoline’s continued response and focus on mitigating the spread of COVID-19. The Company continues to support employees through its expanded employee assistance, telehealth services and well-being plans, new remote work policy, and individual paid time off and family leave, including paid sick or pandemic leave for quarantined employees.

Diversity and inclusion

The Company believes in an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Valvoline is focused on (1) promoting a culture of diversity and inclusion that leverages the talents of all employees, (2) implementing practices that attract, recruit and retain diverse top talent, and (3) demonstrating an investment in diversity and inclusion through diverse supplier spend, depositing cash in federally-insured minority depository institutions ("MDIs") and through the Company's charitable giving. As part of the Company's commitment to deposit cash in MDIs, Valvoline has invested approximately $2.0 million of its cash equivalents as of September 30, 2022 with MDIs and is actively working to identify additional MDIs to invest with on an ongoing basis.

Valvoline supports inclusive, employee-led networking groups that provide a forum to communicate and exchange ideas, build a network of relationships across the Company, and pursue personal and professional development, such as Valvoline Women’s International Network. The Company also actively sponsors events that promote diversity and utilizes its Diversity, Equity and Inclusion Council, a working committee to help steer diversity and inclusion efforts across the business and its operations.

Citizenship

Valvoline’s citizenship efforts support social and educational needs within the communities the Company serves. At various times throughout the year, Valvoline supports its employees in volunteering their time and talents to give back to their communities. Valvoline employees support the United Way, Red Cross, Children’s Miracle Network, Habitat for Humanity, Big Brothers Big Sisters, Building Homes for Heroes, and many more local and global institutions and organizations.

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

Available information

More information about Valvoline is available on the Company’s website at http://www.valvoline.com. On this website, Valvoline makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the Securities and Exchange Commission (the “SEC"). Valvoline also makes available, free of charge on its website, its Amended and Restated Articles of Incorporation, By-Laws, Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and the Global Standards of Business Conduct that apply to Valvoline’s directors, officers and employees. These documents are also available in print to any shareholder who requests them. The information contained on Valvoline’s website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. References to website addresses are provided as inactive textual references only. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and other information and statements regarding issuers, including Valvoline, that file electronically with the SEC.

Executive officers of Valvoline

The following table sets forth information concerning Valvoline's executive officers as of November 18, 2022:

Name	Age	Title
Samuel J. Mitchell, Jr.	61	Chief Executive Officer and Director
Mary E. Meixelsperger	62	Chief Financial Officer
Julie M. O’Daniel	55	Senior Vice President, Chief Legal Officer and Corporate Secretary
Jonathan L. Caldwell	45	Senior Vice President and Chief People Officer
Lori A. Flees	52	Senior Vice President and President, Retail Services
Thomas A. Gerrald II	58	Senior Vice President and Chief Supply Chain Officer
Heidi J. Matheys	50	Senior Vice President, Chief Marketing & Transformation Officer
Jamal K. Muashsher	47	Senior Vice President and President, Global Products
Michael S. Ryan	55	Chief Accounting Officer and Controller

Samuel J. Mitchell, Jr. was appointed as a director and Chief Executive Officer of Valvoline in May 2016 and September 2016, respectively. He served as Senior Vice President of Ashland from 2011 to September 2016 and as President of Valvoline from 2002 to September 2016.

Mary E. Meixelsperger has served as Valvoline's Chief Financial Officer since June 2016. Prior to joining Valvoline, Ms. Meixelsperger was Senior Vice President and Chief Financial Officer of DSW Inc. from April 2014 to June 2016 and held the roles of Chief Financial Officer, Controller and Treasurer at Shopko Stores from 2006 to 2014.

Julie M. O’Daniel has served as Senior Vice President, Chief Legal Officer and Corporate Secretary of Valvoline since January 2017. Ms. O’Daniel served as General Counsel and Corporate Secretary of Valvoline from September 2016 to January 2017 and as Lead Commercial Counsel of Valvoline from April 2014 to September 2016.

Jonathan L. Caldwell has served as Valvoline's Senior Vice President and Chief People Officer since April 2020. Mr. Caldwell served as Senior Director, Human Resources of Valvoline from March 2018 to April 2020 and as Senior Director, Global Talent Management of Valvoline from October 2016 to March 2018.

Lori A. Flees has served as Valvoline's Senior Vice President and President, Retail Services since April 2022. Prior to joining Valvoline, Ms. Flees held leadership positions at Walmart Inc., serving as Senior Vice President and Chief Operating Officer of Health & Wellness from August 2020 to March 2022; Senior Vice President and General Merchandising Manager, Sam’s Club Health & Wellness from June 2018 to August 2020; and Senior Vice President, Next Generation Retail and Principal from September 2017 to June 2019.

Thomas A. Gerrald II has served as Senior Vice President and Chief Supply Chain Officer of Valvoline since October 2021. Previously, Mr. Gerrald served as Senior Vice President, Global Products - North America of Valvoline from May 2021 to October 2021, and as Senior Vice President, Core North America of Valvoline from September 2016 to May 2021.

Heidi J. Matheys has served as Valvoline's Senior Vice President, Chief Marketing & Transformation Officer since October 2021. Previously, Ms. Matheys served as Senior Vice President, Chief Marketing Officer of Valvoline from September 2016 to October 2021.

Jamal K. Muashsher has served as Senior Vice President and President, Global Products of Valvoline since October 2021. Previously, Mr. Muashsher served as Senior Vice President, Global Products - International of Valvoline from May 2021 to October 2021; as Senior Vice President, International of Valvoline from March 2019 to May 2021; and as Vice President, Marketing, Digital and Customer Experience, Core North America of Valvoline from June 2016 to March 2019.

Michael S. Ryan has served as Valvoline's Chief Accounting Officer and Controller since September 2019. Prior to joining Valvoline, Mr. Ryan was Senior Vice President, Financial Operations and Chief Accounting Officer at Utz Quality Foods, LLC from 2017 to 2019.

ITEM 1A.  RISK FACTORS

The following risks could materially and adversely affect Valvoline’s business, operations, financial position or future financial performance. This information should be considered when reviewing this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to the consolidated financial statements and related notes thereto. These risk factors could cause future results to differ from those in forward-looking statements and from historical trends.
Risks related to the industries in which Valvoline operates

Valvoline faces significant competition from other companies, which places downward pressure on prices and margins and may adversely affect Valvoline’s business and results of operations.

Valvoline operates in a highly competitive market, competing against a wide variety of companies across the automotive services industry. Competition is based on several key criteria, including brand recognition, quality, price, customer service, and the ability to bring innovative services to the marketplace. Competitors include international, national, regional and local repair and maintenance shops, automobile dealerships, and oil change shops. Certain competitors are larger than Valvoline and have greater financial resources and more diverse portfolios, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand adverse changes in conditions within the industry, market dynamics, the price of supplies or general economic conditions. In addition, competitors’ pricing decisions could compel Valvoline to decrease its prices, which could negatively affect Valvoline’s margins and profitability.

Rising and volatile supply costs and supply chain constraints or disruptions could adversely affect Valvoline’s results of operations.

Valvoline’s service center locations require large quantities of automotive products and supplies. The Company’s success depends in part on the ability to anticipate and react to changes in supply costs, and the Company is susceptible to increases in primary and secondary supply costs as a result of factors beyond its control. These factors include general economic conditions, including recessions, significant variations in supply and demand, pandemics, weather conditions, currency fluctuations where Valvoline operates, commodity market speculation, labor strikes, including rail strikes, and government regulations. Higher product and supply costs could reduce the Company’s profits, which in turn may adversely affect the business and results of operations for both company-operated and franchised stores.

Additionally, should conditions such as supply chain congestion or availability related to severe weather or climate conditions become severe or last for an extended period of time, Valvoline's inventory of supplies could impact its ability to meet customer demands. Government regulations related to the manufacture or transport of products provided by the supplier may also impede Valvoline’s ability to obtain those supplies on commercially reasonable terms. If Valvoline is unable to obtain and retain product supply under commercially acceptable terms, its ability to deliver services in a competitive and profitable manner or grow its business successfully could be adversely affected.

Demand for Valvoline’s services could be adversely affected by spending trends, declining economic conditions, industry trends and a number of other factors, all of which are beyond its control.

Demand for Valvoline’s services may be affected by a number of factors it cannot control, including the number and age of vehicles in current service, regulation and legislation, technological advances in the automotive industry and changes in engine technology, including the adoption rate of electric or other alternative engine technologies, changing automotive OEM specifications and longer recommended intervals between oil changes. In addition, during periods of declining economic conditions, including recessions, customers may defer vehicle maintenance. Similarly, increases in energy prices or other factors may cause miles driven to decline, resulting in less vehicle wear and tear and lower demand for maintenance, which may lead to customers deferring purchases of Valvoline’s services. All of these factors, which impact metrics such as drain intervals and vehicles served per day, could result in a decline in the demand for Valvoline’s services and adversely affect its sales, cash flows and overall financial condition.

Failure to develop and market new services and technologies could impact Valvoline’s competitive position and have an adverse effect on its business and results of operations.

Valvoline’s efforts to respond to changes in customer demand in a timely and cost-efficient manner to drive growth could be adversely affected by difficulties or delays in service innovation, including the inability to identify or gain market acceptance of new service techniques. Due to the lengthy development process and intense competition, there can be no assurance that any of the services Valvoline is currently developing, or could develop in the future, will achieve substantial commercial success. Moreover, Valvoline may experience operating losses for new services after they are introduced and commercialized because of start-up costs or lack of demand.

The automotive maintenance service industry is subject to periodic technological change and ongoing product improvements. The adoption of electric vehicles is increasing, which reduces demand for lubricant services, but expands the opportunity for other services required by electric vehicles, including coolants, fluids and greases. If Valvoline is unable to develop and market services for electric vehicles, its business and results of operations could be adversely impacted. As automotive technologies evolve, Valvoline could be required to comply with any new or stricter laws or regulations, which could require additional expenditures by Valvoline that could adversely impact business results.

Damage to Valvoline’s brand and reputation could have an adverse effect on its business.

Maintaining Valvoline’s strong reputation with customers is a key component of its business. Liability claims, false advertising claims, service complaints, and governmental investigations could result in substantial and unexpected expenditures and affect consumer or customer confidence in Valvoline's services, which may materially and adversely affect its business operations, decrease sales and increase costs. Additionally, as customers are shifting to more environmentally-conscious electric and hybrid vehicles, the inability of Valvoline to continue its development of new services to adapt to those changing demands could affect the Company's reputation as an environmentally friendly choice for vehicle care and could reduce demand for its services. Further, legislators, customers, investors and other stakeholders are increasingly focusing on environmental, social and governance policies of companies. This focus could result in new or increased legislation or disclosure requirements. In the event that such requirements result in increased costs or a negative perception of the Company, there could be an adverse effect on the business or its results of operations.

If allegations are made that Valvoline’s automotive maintenance services were not provided in a manner consistent with its vision and values, the public may develop a negative perception of Valvoline and its brands. In addition, if Valvoline’s franchise or Express Care operators experience service failures or do not successfully operate their service centers in a manner consistent with Valvoline’s standards, its brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results. A negative public perception of Valvoline’s brands, whether justified or not, could impair its reputation, involve it in litigation, damage its brand equity and have a material adverse effect on its business. In addition, damage to the reputation of Valvoline’s competitors or others in its industry could negatively impact Valvoline’s reputation and business.

In connection with the Transaction, the parties have agreed to enter into a brand agreement (the “Brand Agreement”). Pursuant to the Brand Agreement, Valvoline will retain ownership of the Valvoline brand for generally all retail services purposes, and Global Products will own the brand for all product uses. The brand sharing arrangement may increase the risk of inconsistency in its use, messaging, or overall damage to the brand, which could have an adverse impact on Valvoline’s reputation and business.

Risks related to executing Valvoline’s strategy

Valvoline has set aggressive growth goals for its business, including increasing sales, cash flow, market share, margins and number of service center stores, to achieve its long-term strategic objectives. Execution of Valvoline’s growth strategies and business plans to facilitate that growth involves a number of risks.

Valvoline has set aggressive growth goals for its business to meet its long-term strategic objectives and improve shareholder value by aggressively growing Retail Services organically and through acquisitions and franchise development. Valvoline’s failure to meet one or more of these goals or objectives could negatively impact its business. Aspects of that risk include, among others, changes to the global economy, failure to identify acquisition targets or real estate for new stores to grow the Company’s network of retail service center stores, construction costs or delays limiting new store growth, changes to the competitive landscape, including those related to automotive maintenance recommendations and customer preferences, entry of new competitors, attraction and retention of skilled employees, failure to successfully develop and implement digital platforms to support the Company’s growth initiatives, failure to comply with existing or new regulatory requirements, failure to maintain a competitive cost structure and other risks outlined in greater detail in this “Risk Factors” section.

Valvoline's performance is highly dependent on attracting and retaining appropriately qualified employees in its service center stores and corporate offices. A tight labor market in recent years has led to challenges in staffing service center stores due to labor shortages as a number of trends conflate reflecting changing demographics, governmental policies, employee sentiment, and technological change. In response, Valvoline made labor investments and enhanced its recruiting programs to attract new employees. As trends in the labor market evolve, the Company may experience future challenges in recruiting and retaining talent in various locations. Valvoline operates in a competitive labor market, and failure to recruit or retain qualified employees in the future, or the Company's inability to implement corresponding adjustments to its labor model, including compensation and benefit packages, could impair the Company's ability to grow and meet its strategic goals.

Valvoline may be unable to execute its growth strategy, and acquisitions, investments and strategic partnerships could result in operating difficulties, dilution and other harmful consequences that may adversely impact Valvoline’s business and results of operations.

Acquisitions are an important element of Valvoline’s overall growth strategy. Valvoline had strong acquisition growth in fiscal 2021 and 2022 and has developed a pipeline of future viable targets expected to complement the Company’s strong growth initiatives. An insufficient quantity of strategic acquisition targets in the marketplace with limited targets remaining, or the inability of Valvoline to successfully acquire those targets, may have a negative impact on Valvoline's ability to achieve future growth projections. Valvoline expects to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions and to continue to grow organically and through acquisitions. An inability to execute these plans could have a material adverse impact on Valvoline’s financial condition and results of operations. In addition, the anticipated benefits of Valvoline’s acquisitions may not be realized and the process of integrating an acquired company, business, or product may create unforeseen operating difficulties or expenditures.

Valvoline’s acquisitions, investments and strategic partnerships could also result in dilutive issuances of its equity securities, the incurrence of debt, contingent liabilities or amortization expenses, impairment of goodwill or purchased long-lived assets and restructuring charges, any of which could harm its financial condition, results of operations and cash flows.

The business model for Valvoline is affected by the financial results of its franchisees.

Valvoline’s business is made up of a network of both company-operated and franchised stores. Valvoline’s success relies in part on the operational and financial success, as well as the cooperation of, its franchisees to implement the Company’s strategic plans and their ability to secure adequate financing. However, Valvoline has limited influence over their operations and the quality of franchised store operations may be diminished by a number of factors beyond the Company’s control. Valvoline’s franchisees manage their businesses independently and are responsible for the day-to-day operations of approximately 54% of the Company’s system-wide service center stores as of September 30, 2022. Valvoline’s royalty, product, and other revenues from franchised stores are largely dependent on franchisee sales and compliance with franchise agreements. Valvoline’s revenues and margins could be negatively affected should franchisees experience limited or no sales growth, or if the franchisee fails to renew its franchise agreements or otherwise fulfill its obligations under negotiated business development, franchise, or supply agreements with Valvoline. Additionally, if the franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, and Valvoline’s revenues may decline. If sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, store closures, delayed or reduced royalties and purchases and reduced growth in the number of service center stores.

Valvoline’s success also depends on the willingness and ability of its independent franchisees to implement major initiatives, which may require additional investment by them, and to remain aligned with Valvoline on operating, promotional and capital-intensive reinvestment plans. The ability of Valvoline’s franchisees to contribute to the achievement of Valvoline’s overall plans is dependent in large part on the availability of funding to its franchisees at reasonable interest rates and may be negatively impacted by the financial markets in general or the creditworthiness of individual franchisees. The size of Valvoline’s largest franchisees creates additional risk due to their importance to the Company’s growth strategy, requiring their cooperation and alignment with Valvoline’s initiatives. Furthermore, if the franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects, impacting the Company’s ability to grow and expand the Valvoline retail footprint.

Risks related to operating Valvoline's business

Changes in economic conditions that impact customer spending could harm Valvoline’s business.

Economic downturns, including a recession, may reduce customer demand or inhibit Valvoline’s ability to provide its services. Valvoline’s business and operating results are sensitive to declining economic conditions, credit market tightness, declining customer and business confidence, volatile exchange and interest rates, and other challenges, including those related to acts of aggression or threatened aggression that can affect the economy and financial markets. In the event of adverse developments or stagnation in the economy or financial markets, Valvoline’s customers may defer vehicle maintenance, oil changes, or other services, be unable to obtain credit, or repair and maintain their vehicles themselves.

In a prolonged economic downturn or recession, these risks and uncertainties could have a material negative impact on Valvoline’s business, financial condition and results of operations. The severity and duration of a downturn in economic and financial market conditions, as well as the timing, strength, and sustainability of a recovery, are unknown and are not within the Company’s control. There are predictions that the U.S. economy may enter a recession; therefore, the recessionary risks discussed above and elsewhere within these risk factors could be more pronounced in such an economic climate.

Economic weakness and uncertainty may cause changes in customer preferences and habits, and if such economic conditions persist for an extended period of time, this may result in customers making long-lasting changes to their spending behaviors, which could unfavorably impact Valvoline’s business, its results of operations and cash flows. Additionally, during periods of favorable economic conditions, customers may be more likely to purchase new vehicles rather than maintaining and servicing older vehicles, which could also have an adverse impact on Valvoline’s business, results of operations, cash flows and strategic objectives.

If Valvoline does not attract, train and retain quality employees in appropriate numbers, including key employees and management, performance could be adversely affected.

Valvoline’s performance is dependent on recruiting, developing, training and retaining quality service center employees in large numbers, as well as experienced management personnel. Valvoline’s service centers positions are subject to high rates of turnover. Valvoline’s ability to meet labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if Valvoline does not increase wages competitively, staffing levels and customer service could suffer because of declining workforce quality. Valvoline’s earnings could decrease if wage rates increase, whether in response to market demands or new wage legislation. In addition, inflation and economic uncertainty may negatively impact Valvoline’s ability to attract and retain employees.

Business disruptions from natural, operational and other catastrophic risks could seriously harm Valvoline’s operations and financial performance. In addition, a catastrophic event at one of Valvoline’s service center stores or involving its services or employees could lead to liabilities that could further impair its operations and financial performance.

Business disruptions, including those related to operating hazards inherent in servicing vehicles with lubricants, natural disasters, severe weather conditions, climate change, supply or logistics disruptions, increasing costs for energy, temporary store and/or power outages, information technology systems and network disruptions, cyber-security breaches, terrorist attacks, armed conflicts, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Valvoline’s operations, as well as the operations of Valvoline’s customers and suppliers, and may adversely impact Valvoline’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Valvoline’s services or make it difficult or impossible for Valvoline to deliver services to its customers. In addition to leading to a serious disruption of Valvoline’s businesses, a catastrophic event at one of Valvoline’s service center stores or involving its employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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

The limited diversity of Valvoline’s operations subject it to risks.

Valvoline has been able to take advantage of its size and global reach as a combined products and services company. The Transaction will result in Valvoline being a smaller, less diversified company, potentially making it more vulnerable to changing market, regulatory and economic conditions. Following completion of the Transaction, Valvoline will be more concentrated geographically in the U.S. and Canada and in serving the automotive aftermarket through company-operated, independent franchise and Express Care stores that service vehicles with Valvoline products. In addition, as a smaller company, Valvoline may be unable to obtain goods or services at prices or on terms that are as favorable as those obtained by Valvoline prior to the Transaction, and Valvoline’s ability to absorb costs or unexpected expenses whether due to contingencies or other risks as described herein, may be negatively impacted. Any of these factors could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

Operating in numerous locations in the U.S. and Canada increases the scrutiny on Valvoline’s reputation for safety, quality, friendliness, trustworthy service, integrity and business ethics. Any negative publicity about these or other areas involving the business, including Valvoline’s response or lack thereof to external events involving civil unrest, social justice, and political issues, whether or not based in fact, could damage Valvoline’s reputation and the value of the brand.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus, may disrupt Valvoline’s business and operations, which could materially affect Valvoline’s financial condition, results of operations and forward-looking expectations.

Disruptions caused by pandemics, epidemics or disease outbreaks, such as COVID-19, in the United States or Canada, could materially affect Valvoline's results of operations, financial condition and forward-looking expectations. The ongoing COVID-19 pandemic continues to impact Valvoline's business, particularly as it relates to congestion in the supply chain and related cost, as well as the disruption in the labor market. As a result of the ongoing COVID-19 pandemic, the Company experienced reduced traffic and sales volume due to changes in customer behavior as individuals decreased automobile use and practiced social distancing and other behavioral changes mandated by governmental authorities or independently undertaken out of an abundance of caution. The extent to which the pandemic will continue to impact Valvoline's business results and operations remains uncertain considering the rapidly evolving environment, duration and severity of the spread of COVID-19, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures, including vaccine mandates, implemented at the local and federal levels designed to slow and contain the spread of COVID-19, among others.

Worsening conditions in the severity and spread of COVID-19, or other pandemics, epidemics, or disease outbreaks, could result in the resurgence of lockdowns or stay-at-home guidelines which could adversely affect Valvoline’s ability to implement its growth plans, including, without limitation, delay the construction or acquisition of service center stores, or negatively impact Valvoline’s ability to successfully execute plans to enter into new markets; reduce demand for Valvoline’s services; affect the ability and cost to attract and retain talent within the labor market; reduce sales or profitability; negatively impact Valvoline’s ability to maintain operations; or lead to significant disruption of financial markets in which the Company operates, and may reduce Valvoline’s ability to access capital and, in the future, negatively affect the Company’s liquidity.

Valvoline uses information technology systems to conduct business, and a cyber security threat, privacy/data breach, or failure of a key information technology system could adversely affect Valvoline’s business and reputation.

Valvoline relies on its information technology systems, including systems which are managed or provided by third-party service providers, to conduct its business. The Company’s point-of-sale platforms for company-operated and franchisee retail stores could be subject to cyber security threats or data breaches, which could cause possible business interruptions or negatively impact Valvoline. Any security breach involving the point-of-sale or other systems within the Valvoline network could result in a loss of consumer confidence or costs associated with data recovery or breaches of data security laws.

Despite employee training and other measures to mitigate them, cyber security threats to its information technology systems, and those of its third-party service providers, are increasing and becoming more advanced and breaches have occurred and could occur as a result of denial-of-service attacks or other cyber-attacks, hacking, phishing, viruses, malicious software, ransomware, computer malware, social engineering, break-ins, security breaches or due to error or misconduct by its employees, contractors or third-party service providers. The data breaches that have occurred have not resulted in a material loss to Valvoline; however, a material breach of or failure of Valvoline’s information technology systems, including systems in which data is stored or may be transferred across third-party platforms, could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information, and could disrupt business operations which could adversely affect Valvoline’s relationships with business partners and harm its brands, reputation and financial results.

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

Valvoline is subject to federal, state, local laws, directives, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data relating to its customers and employees. These laws, directives and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act ("CCPA") applies to Valvoline's activities conducted in the state of California. Complying with the CCPA and similar emerging and changing privacy and data protection requirements may cause Valvoline to incur substantial costs or disruption to its operations.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Valvoline’s cost of doing business and restrict its ability to operate its business or execute its strategies. This risk includes, among other things, compliance with a myriad of U.S. tax laws and regulations; anti-competition laws and regulations; product compliance regulations; anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act (“FCPA”); anti-money-laundering laws; economic sanctions and export control laws and regulations, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); customs laws; and other laws governing Valvoline’s operations.

Although Valvoline has implemented policies and procedures to ensure compliance with these laws and regulations, it cannot be sure that its policies and procedures are sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which Valvoline may be held responsible, nor can Valvoline be sure that its business partners, including franchisees, have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to Valvoline or even result in Valvoline being held liable for such conduct. Violations of these laws or regulations may result in severe criminal or civil sanctions or penalties, or significant changes in existing laws and regulations may subject Valvoline to other liabilities, which could have a material adverse effect on its business, financial condition, cash flows and results of operations.

Valvoline’s substantial indebtedness may adversely affect its business, results of operations and financial condition.

Valvoline has substantial indebtedness and financial obligations. As of September 30, 2022, Valvoline had outstanding indebtedness of $1.7 billion, which includes $105.0 million required to be repaid in connection with closing the Transaction. Additionally, in connection with the sale of the Global Products business and based on the manner in which the net proceeds are utilized, a portion of the net proceeds may be utilized to reduce incremental debt. Based on the facilities expected to remain in place following the close of the Transaction, Valvoline has an available borrowing capacity of $470 million as of September 30, 2022. Valvoline may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes.

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

In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical pension and other postretirement benefit plans and related liabilities. The most significant of these plans, the U.S. qualified pension plans, are estimated to be underfunded by $68.6 million as of September 30, 2022. The funded status of Valvoline's pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Valvoline has taken a number of actions to reduce the risk and volatility associated with the pension plans, however, changing market conditions or laws and regulations could require material increases in the expected cash contributions to these plans in future years. Specifically, unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funded status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. If any of these events occur, Valvoline may have to make cash payments to its pension plans, which would reduce the cash available for its business. Finally, Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually and as otherwise required through mark to market accounting could result in volatility in Valvoline’s earnings, which could be material.

Valvoline may fail to adequately protect its intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

Valvoline relies heavily upon its trademarks, domain names and logos to market its brands and to build and maintain brand loyalty and recognition. The Company’s success depends on the continued ability of Valvoline’s company-owned and franchise service center stores continued ability to use the intellectual property and on the adequate protection and enforcement of such intellectual property. Valvoline also relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect its various intellectual property rights.

There can be no assurance that steps taken to protect and maintain the rights in Valvoline’s intellectual property will be adequate, or that third parties will not infringe, misappropriate or violate the intellectual property. If any efforts to protect the intellectual property are not adequate, or if any third party infringes, misappropriates or violates Valvoline’s intellectual property, the value of its brands may be harmed. The occurrence of any of these events could result in the erosion of Valvoline’s brands and limit its ability to market its brands using its various trademarks, cause Valvoline to lose such trade secrets, as well as impede its ability to effectively compete against competitors with similar products and services, any of which could adversely affect its business, financial condition and results of operations.

From time to time, Valvoline has been subject to legal proceedings and claims, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In the future, third parties may sue Valvoline for alleged infringement of their proprietary or intellectual property rights. Valvoline may not be aware of whether its products do or will infringe on existing or future patents or other intellectual property rights of others. In addition, litigation may be necessary to enforce Valvoline’s intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation or other intellectual property proceedings of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, or loss of rights in Valvoline’s intellectual property, any of which could adversely affect Valvoline’s business, financial condition and results of operations.

Valvoline has incurred, and will continue to incur, costs as a result of Environmental Health and Safety (“EHS”) compliance requirements, which could adversely impact Valvoline’s cash flow, results of operations or financial condition.

Valvoline is subject to extensive federal, state, local and non-U.S. laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, as well as the storage, handling, treatment, disposal and remediation of hazardous substances and waste materials. Valvoline has incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations.

EHS regulations change frequently, and such regulations and their enforcement have tended to become more stringent over time. Accordingly, changes in EHS laws and regulations and the enforcement of such laws and regulations could interrupt Valvoline’s operations, require modifications to its facilities or cause it to incur significant liabilities, costs or losses that could adversely affect its profitability. Actual or alleged violations of EHS laws and regulations could result in restrictions or prohibitions on service center operations as well as substantial damages, penalties, fines, civil or criminal sanctions and remediation costs.

Valvoline’s business involves the purchase, storage and transportation of hazardous substances. Under some environmental laws, Valvoline may be strictly liable and/or jointly and severally liable for environmental damages caused by releases of hazardous substances and waste materials into the environment. For instance, under relevant laws and regulations Valvoline may be deemed liable for soil and/or groundwater contamination at sites it currently owns and/or operates even though the contamination was caused by a third party such as a former owner or operator, and at sites it formerly owned and operated if the release of hazardous substances or waste materials was caused by it or by a third party during the period it owned and/or operated the site. Valvoline also may be deemed liable for soil and/or groundwater contamination at sites to which it sent hazardous wastes for treatment or disposal, notwithstanding that the original treatment or disposal activity accorded with all applicable regulatory requirements.

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

The Company believes that the exclusive forum provision in the Articles benefits the Company by providing increased consistency in the application of Kentucky law for the specified types of actions and may benefit the Company by preventing it from having to litigate claims in multiple jurisdictions (and incur additional expenses) and be subject to potential inconsistent or contrary rulings by different courts, among other considerations. The exclusive forum provision in the Articles, however, may have the effect of discouraging lawsuits against Valvoline's directors, officers or employees as it could increase a shareholder’s cost to bring a claim or limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for such claims. In connection with any applicable action brought against the Company, it is possible that a court could find the forum selection provisions contained in the Articles to be inapplicable or unenforceable in such action. If a court were to render such a finding, the Company may incur additional costs to resolve the action in other jurisdictions, which could adversely affect Valvoline’s business, financial condition or results of operations.

Risks related to the pending sale of the Global Products business

The pending sale of the Global Products business is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On July 31, 2022, Valvoline entered into the Purchase Agreement to sell its former Global Products reportable segment to Aramco for $2.65 billion in cash, subject to certain customary adjustments. The Purchase Agreement provides that completion of the Transaction is subject to the satisfaction of standard closing conditions, including, among other things, obtaining certain required regulatory and third-party approvals. The Transaction is expected to close in early calendar year 2023. There can be no assurance regarding the ultimate timing of the Transaction or that the Transaction will be completed. Unanticipated developments could delay, prevent or otherwise adversely affect the Transaction, including but not limited to potential problems or delays in obtaining various regulatory approvals.

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

The anticipated operational, financial, strategic and other benefits may not be achieved upon completion of the Transaction and could have an adverse impact on Valvoline’s business, financial condition and results of operations. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond Valvoline’s control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors.

Following the Transaction, Valvoline will be dependent on Global Products for its product supply and certain transition services for which Valvoline may be negatively affected if Global Products is unable to provide these products or services.

In connection with the Transaction, the parties have agreed to enter into a Supply Agreement and an agreement for certain transition services. Pursuant to the Supply Agreement, Valvoline will purchase substantially all lubricant and certain ancillary products for its stores from Global Products after the Transaction. Additionally, Valvoline will receive and provide certain transition services to Global Products following the Transaction. Valvoline will be dependent on Global Products for product supply and each party will be reliant on one another for transition services. Any interruption, delay, quality issue or other failure in product supply or service could result in disputes between the parties or otherwise have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

Risks related to Valvoline’s separation from Ashland

The Distribution could result in significant tax liability to Ashland, and in certain circumstances, Valvoline could be required to indemnify Ashland for material taxes pursuant to indemnification obligations.

Ashland obtained a written opinion of counsel to the effect that the Distribution should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). The opinion does not address any U.S. state, local or non-U.S. tax consequences of the Distribution. The opinion assumes that the Distribution is completed according to the terms of certain agreements entered into between Ashland and Valvoline and the accuracy of certain assumptions and representations and covenants made by the parties. The opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts, and thus there can be no assurance that the IRS or a court will not take a contrary position.

If the Distribution were determined not to qualify for non-recognition of gain and loss, then Ashland would recognize a gain as if it had sold its Valvoline common stock in a taxable transaction in an amount up to the fair market value of the common stock it distributed in the Distribution. In addition, certain reorganization transactions undertaken in connection with the separation and the Distribution could be determined to be taxable, which could result in additional taxable gain. Under certain circumstances, Valvoline could have joint and several liability for gain recognition relating to the separation from Ashland, and/or a substantial indemnification obligation to Ashland with respect to the tax associated with some or all of such gain, which could have a material adverse impact on Valvoline's financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Valvoline is headquartered in Lexington, Kentucky, where the Company leases over 210,000 square feet of office and warehouse space to support operations across its business. In addition, Valvoline owns or leases the property associated with 790 company-operated retail service center stores under the Valvoline Instant Oil ChangeSM and Valvoline Great Canadian Oil Change brands throughout the United States and Canada, respectively. Valvoline’s store leases typically have initial terms of 15 to 20 years with renewal options, exercisable at the Company’s discretion.

Valvoline believes its physical properties are suitable and adequate for the Company’s business, and none of the property owned by Valvoline is subject to any major known encumbrances. Additional information regarding lease obligations may be found in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Valvoline common stock is listed on the NYSE and trades under the symbol “VVV.” As of November 18, 2022, there were approximately 8,500 registered holders of Valvoline common stock.

Dividend policy

The declaration and payment of dividends to holders of Valvoline common stock will be at the discretion of Valvoline's Board of Directors (the “Board”) after taking into account various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant. In addition, the instruments governing Valvoline’s indebtedness may limit its ability to pay dividends. Therefore, no assurance is given that Valvoline will pay any dividends to its stockholders, or as to the amount of any such dividends if the Board determines to do so. As focus further shifts to the growth of Valvoline in connection with the sale of Global Products, Valvoline expects to discontinue the dividend following the December 2022 payment and return value to shareholders through share repurchases, the timing and amount of which will be at the discretion of the Company and based on Valvoline’s liquidity, general business and market conditions, and other factors, including alternative investment opportunities.

Stock performance graph

Valvoline has historically compared the cumulative total return on its common stock with that of the S&P MidCap 400 Consumer Staples Index. As a result of the Global Products business being classified as discontinued operations and held for sale, the Company has added the S&P MidCap 400 Specialty Retail Index to reflect more relevant comparisons for the continuing operations. The performance graph below presents the indices used in the prior year and the newly selected index.

The following graph compares the cumulative total stockholder return on a $100 investment in Valvoline common stock, the S&P MidCap 400 Index, the S&P MidCap Specialty Retail Index and the S&P MidCap 400 Consumer Staples Index for the period from September 30, 2017 to September 30, 2022. This graph assumes an investment in Valvoline common stock and each index were $100 on September 30, 2017 and that all dividends were reinvested.

Five-year cumulative total shareholder returns
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
VVV
S&P MidCap 400 Index
S&P MidCap 400 Consumer Staples Index
S&P MidCap 400 Specialty Retail Index

	Years ended September 30
Cumulative total returns	2018	2019	2020	2021	2022
Valvoline Inc.	$92.96	$97.28	$85.96	$143.36	$118.31
S&P MidCap 400 Index	$114.21	$111.36	$108.96	$156.55	$132.68
S&P MidCap 400 Consumer Staples Index	$106.33	$105.24	$118.28	$135.81	$129.74
S&P MidCap 400 Specialty Retail Index	$122.23	$108.09	$119.71	$202.63	$136.76

Purchases of Company common stock

Repurchases of the Company’s common stock during the three months ended September 30, 2022 pursuant to the May 17, 2021 Board authorization to repurchase up to $300 million of common stock through September 30, 2024 were:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2022 - July 31, 2022	399,001	$30.29	399,001	$157.5
August 1, 2022 - August 31, 2022	468,161	$29.91	468,161	$143.5
September 1, 2022- September 30, 2022	476,815	$27.46	476,815	$130.4
Total	1,343,977	$29.15	1,343,977

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

BUSINESS OVERVIEW AND PURPOSE

The quick, easy, and trusted name in preventive vehicle maintenance, Valvoline leads the industry with vehicle service innovations that simplify customer’s lives and take the worry out of car care. With average customer ratings that indicate high levels of service satisfaction, Valvoline has built a new model for transparency in vehicle maintenance. From the signature 15-minute stay-in-your-car oil change to cabin air filters to battery replacements to tire rotations, the Company’s model offers maintenance solutions for all types of vehicles. The Company operates and franchises more than 1,700 service center locations that operate in 47 states in the United States (U.S.”) and five provinces in Canada and is the second and third largest chain in the U.S. and Canada, respectively, by number of stores through its Valvoline Instant Oil ChangeSM and Great Canadian Oil Change retail locations.

Valvoline is focused on expanding its footprint and driving a best-in-class customer experience, while evolving its service offerings to capture growing opportunities in the market by growing non-oil change services, services for the future of mobility, and pursuing fleet service solutions to address medium and heavy-duty vehicles that require comprehensive maintenance needs.

Valvoline's fiscal year ends on September 30 of each year.

RECENT DEVELOPMENTS

On July 31, 2022, the Company entered into a definitive agreement to sell its Global Products business to Aramco Overseas Company B.V. (“Aramco”) for a cash purchase price of $2.65 billion, subject to customary adjustments with respect to working capital and net indebtedness (the “Transaction”). The Transaction is subject to standard closing conditions, including regulatory approvals and is expected to close in early calendar year 2023. The divestiture of the Global Products business allows the Company to focus exclusively on its retail business and represents a strategic shift in operations. The assets and liabilities associated with Global Products have been classified as held for sale within the Consolidated Balance Sheets, and the Global Products operations have been classified as discontinued operations and are reported separately for all periods presented herein. Refer to Note 3 included in Item 8 of Part II of this Annual Report on Form 10-K for further discussion regarding the divestiture.

Once the Transaction closes, Valvoline will retain the Valvoline brand for all retail services purposes globally, excluding China and certain countries in the Middle East and North Africa, while Global Products will own the Valvoline brand for all product uses globally. Based on this brand-sharing arrangement, there will be no licensing fees between the parties. In addition, Valvoline will procure motor oil and related products from the Global Products business through a long-term supply agreement that will be effective following the close of the Transaction.

Estimated net proceeds of approximately $2.25 billion, after taxes and other expenses, are expected to be utilized to accelerate the return of capital to shareholders through share repurchases with the remainder used for debt reduction and to invest in growth opportunities within the retail services business. Valvoline anticipates enhancing its capital structure through targeting a 2.5 to 3.5 times adjusted EBITDA net leverage ratio to allow for both investment in the business as well as delivery of returns to shareholders through share repurchases.

FISCAL 2022 OVERVIEW

Key operating highlights from continuing operations are presented below, each of which is discussed more fully in this Annual Report on Form 10-K:

Summarized below are Valvoline's trends in the results of its continuing operations net revenues, income from continuing operations, and adjusted EBITDA over the last three fiscal years:

(a)Adjusted EBITDA is a non-GAAP measure, further described and defined within the “Use of Non-GAAP Measures” section below. Also refer to the “Continuing operations EBITDA and Adjusted EBITDA” section within “Results of Operations” below for a reconciliation of income from continuing operations to Adjusted EBITDA for each period presented above.

Net revenues and adjusted EBITDA increased for the fiscal year ended September 30, 2022 over the prior year periods due to strong top-line performance from system-wide SSS growth driven by contributions from both transactions and average ticket, in addition to acquisitions. Income from continuing operations decreased for the fiscal year ended September 30, 2022 compared to the prior year primarily driven by the remeasurement of pension and other postretirement plans that generated losses in fiscal 2022 compared to gains in the prior year, as well as separation-related expenses incurred in fiscal 2022 to evaluate and plan for the separation of the Company’s businesses. Each of these measures is discussed further below.

Fiscal year 2022 marked the 16th consecutive year for system-wide same-store-sales ("SSS") growth and added 121 net new stores to the system. The table below highlights the growth over the last two years:

(In millions, except store count)	Fiscal Year 2022	Growth vs.	Growth vs.
		2021	2020
System-wide store sales (a)	$2,360.2	20%	55%
System-wide store count (a)	1,715	8%	17%
	Years ended September 30
	2022	2021	2020
System-wide SSS growth (a)	13.7%	21.2%	2.3%

(a)	Measures include Valvoline franchisees, which are independent legal entities. Refer to the “Key Business Measures” section below for additional details on these key business measures, including management’s definitions.

Summarized below are Valvoline's trends in net income and adjusted EBITDA for the continuing operations over the interim quarterly periods for the last two fiscal years:

(a)Adjusted EBITDA is a non-GAAP measure, further described and defined within the “Use of Non-GAAP Measures” section below. Also refer to the “Continuing operations EBITDA and Adjusted EBITDA” section within “Results of Operations” below for a reconciliation of income from continuing operations to Adjusted EBITDA for each period presented above.

COVID-19 UPDATE

Valvoline has substantially maintained its operations, demonstrating growth and strong results, while managing through the effects of the COVID-19 global pandemic. Valvoline’s global offices and locations have established protocols based on continuous monitoring of the circumstances and trend data surrounding the pandemic. During fiscal 2022, Valvoline updated its protocols, easing restrictions. Employees are allowed to more broadly travel for business and are encouraged to reconnect and collaborate on-site in locations and circumstances where protocols support in-person work, while the flexibility and convenience for employees to work remotely has been maintained in many locations.

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

Use of Non-GAAP Measures

To aid in the understanding of Valvoline’s ongoing business performance, certain items within this document are presented on an adjusted, non-GAAP basis. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, or more meaningful than, the financial statements presented in accordance with U.S. GAAP. The financial results presented in accordance with U.S. GAAP and reconciliations of non-GAAP measures included within this Annual Report on Form 10-K should be carefully evaluated.

The following are the non-GAAP measures management has included and how management defines them:

•EBITDA - net income/loss, plus income tax expense/benefit, net interest and other financing expenses, and depreciation and amortization;

•Adjusted EBITDA - EBITDA adjusted for certain unusual, infrequent or non-operational activity not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods ("key items," as further described below);

•Adjusted EBITDA margin - adjusted EBITDA divided by net revenues;

•Free cash flow - cash flows from operating activities less capital expenditures and certain other adjustments as applicable; and

•Discretionary free cash flow - cash flows from operating activities less maintenance capital expenditures and certain other adjustments as applicable.

These measures are not prepared in accordance with U.S. GAAP and management believes the use of non-GAAP measures provides a useful supplemental presentation of Valvoline's operating performance, enables comparison of financial trends and results between periods where certain items may vary independent of business performance, and allows for transparency with respect to key metrics used by management in operating the business and measuring performance. The non-GAAP information used by management may not be comparable to similar measures disclosed by other companies, because of differing methods used in calculating such measures. For a reconciliation of the most comparable U.S. GAAP measures to the non-GAAP measures, refer to the “Results of Operations” and “Financial Position, Liquidity and Capital Resources” sections below.

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

Key items may consist of adjustments related to: legacy businesses, including Valvoline’s separation from its former parent company and the impacts of related indemnities; the separation of Valvoline’s current businesses; significant acquisitions or divestitures; restructuring-related matters; and other matters that are non-operational or unusual in nature. Key items also include:

Net pension and other postretirement plan expense/income - includes several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets, as well as those that are predominantly legacy in nature and related to prior service to the Company from employees (e.g., retirees, former employees, and current employees with frozen benefits). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) actuarial gains/losses, and (iv) amortization of prior service cost/credit. Significant factors that can contribute to changes in these elements include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets, and other changes in actuarial assumptions, such as the life expectancy of plan participants. Accordingly, management considers that these elements are more reflective of changes in current conditions in global markets (in particular, interest rates), outside the operational performance of the business, and are also primarily legacy amounts that are not directly related to the underlying business and do not have an immediate, corresponding impact on the compensation and benefits provided to eligible employees for current service. Adjusted EBITDA includes the costs of benefits provided to employees for current service, including pension and other postretirement service costs.

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

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-operated and franchised store counts and SSS and system-wide store sales. Management believes these measures are useful to evaluating and understanding Valvoline’s operating performance and should be considered as supplements to, not substitutes for, Valvoline's sales and operating income, as determined in accordance with U.S. GAAP.

Sales are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. SSS is defined as sales by U.S. stores (company-operated, franchised and the combination of these for system-wide SSS), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize.

Sales are limited to sales at company-operated stores, in addition to royalties and other fees from independent franchised and Express Care stores. Although Valvoline does not recognize store-level sales from franchised stores as sales in its Consolidated Statements of Comprehensive Income, management believes system-wide and franchised SSS comparisons, store counts, and total system-wide store sales are useful to assess market position relative to competitors and overall operating performance.

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the years ended September 30:

			2022 vs. 2021				2021 vs. 2020
(In millions)	2022	2021	$	%	2021	2020	$	%
Net revenues	$1,236.1	$1,037.2	$198.9	19.2%	$1,037.2	$727.0	$310.2	42.7%
Gross profit	$476.4	$432.3	$44.1	10.2%	$432.3	$301.0	$131.3	43.6%
Gross profit margin	38.5%	41.7%	(320) bps		41.7%	41.4%	30 bps
Net operating expenses	$256.1	$192.2	$63.9	33.2%	$192.2	$140.8	$51.4	36.5%
Percentage of net revenues	20.7%	18.5%	220 bps		18.5%	19.4%	(90) bps
Operating income	$220.3	$240.1	$(19.8)	(8.2)%	$240.1	$160.2	$79.9	49.9%
Operating margin	17.8%	23.1%	(530) bps		23.1%	22.0%	110 bps
Income from continuing operations	$109.4	$200.1	$(90.7)	(45.3)%	$200.1	$69.6	$130.5	187.5%

EBITDA	$284.8	$430.4	$(145.6)	(33.8)%	$430.4	$255.6	$174.8	68.4%
Adjusted EBITDA	$315.7	$277.0	$38.7	14.0%	$277.0	$166.0	$111.0	66.9%
Adjusted EBITDA margin	25.5%	26.7%	(120) bps		26.7%	22.8%	390 bps

Net revenues

2022 compared to 2021

Net revenues increased 19.2% over the prior year period due to system-wide SSS growth and unit acquisitions. Valvoline marked its 16th consecutive year of system-wide SSS growth, delivering 13.7% growth compared to the prior year driven by contributions from both transactions and average ticket. Net revenues also benefited from unit additions of 121 net new stores. The following reconciles the year-over-year changes in net revenues:

2021 to 2022 changes in Net revenues
(In millions)
$1,037.2
40.3
36.0
98.7
27.9
(0.7)
(3.3)
$1,236.1
2021 Net revenues
Mix
Acquisitions
Volume
Price
Currency exchange
Suspended operations
2022 Net revenues

2021 compared to 2020

Net revenues in 2021 increased 42.7% due to volume growth compared to the prior year COVID-19 lows due to strong SSS, unit growth, and benefits from acquisitions completed. System-wide SSS grew 21.2% compared to the prior year period driven by increased transactions and high single-digit growth in average ticket. Transactions benefited from customer base expansion in addition to recovery from the most significant restrictions and limited travel during the onset of the pandemic in the prior year. Average ticket increases were driven by pricing and mix improvements, including the shift to synthetics and higher non-oil change services. Year-over-year system-wide unit growth of 9% also contributed to volumes and sale through the addition of 132 net new stores. The following reconciles the year-over-year changes in net revenues:

2020 to 2021 changes in Net revenues
(In millions)
$727.0
69.7
76.7
120.0
36.7
2.6
4.5
$1,037.2
2020 Net revenues
Mix
Acquisitions
Volume
Price
Currency exchange
Suspended operations
2021 Net revenues

Gross profit

2022 compared to 2021

Gross profit improved 10.2% driven by increased transactions and higher average ticket from premiumization and non-oil change services, as well as unit growth. These benefits were partially offset by product and labor inflationary cost pressures. The following reconciles the year-over-year changes in gross profit:

2021 to 2022 changes in Gross profit
(In millions)
$432.3
18.8
(0.7)
47.7
(20.7)
(0.3)
(0.7)
$476.4
2021 Gross profit
Mix
Acquisitions
Volume
Price and cost
Currency exchange
Suspended operations
2022 Gross profit

The decline in gross profit margin compared to the prior year was primarily the result of result of higher costs and the dilutive impact from passing through cost increases.

2021 compared to 2020

Gross profit improved driven by higher volumes from the prior year unfavorable impacts of the COVID-19 pandemic. Benefits included higher average ticket from the ongoing shift to synthetics as well as unit growth primarily driven by acquisitions made during the year. The following reconciles the year-over-year changes in gross profit:

2020 to 2021 changes in Gross profit
(In millions)
$301.0
29.8
9.1
64.1
29.1
1.0
(1.8)
$432.3
2020 Gross profit
Mix
Acquisitions
Volume
Price and cost
Currency exchange
Suspended operations
2021 Gross profit

Gross profit margin slightly increased compared to the prior year primarily due to premiumization benefits realized partially offset by labor investments made during the period.

Net operating expenses

Details of the components of net operating expenses are summarized below for the years ended September 30:

			Variance				Variance
(In millions)	2022	2021	$	%	2021	2020	$	%
Selling, general and administrative expenses	$244.7	$223.9	$20.8	9.3%	$223.9	$177.2	$46.7	26.4%
Net legacy and separation-related expenses (income)	20.5	(23.6)	44.1	(186.9)%	(23.6)	(30.0)	6.4	(21.3)%
Other income, net	(9.1)	(8.1)	(1.0)	12.3%	(8.1)	(6.4)	(1.7)	26.6%
Net operating expenses	$256.1	$192.2	$63.9	33.2%	$192.2	$140.8	$51.4	36.5%

2022 compared to 2021

Increased selling, general and administrative expenses in the current year resulted from investments to support future growth, including advertising and travel, in addition to inflationary cost increases, and to lesser extent, information technology investments and transitions, costs related to suspended operations, and depreciation and amortization.

Net legacy and separation-related expenses incurred in the current year were primarily related to evaluating and planning for the separation of the Company’s businesses. These costs included legal, tax and accounting, and other professional advisory and consulting fees, which were generally incurred in the period prior to entering into the Purchase Agreement to sell the Global Products business. The combination of these expenses and legacy-related matters, including settlement benefits recognized, resulted in $20.5 million of expense in fiscal 2022. The prior year included favorable adjustments of tax-related indemnity obligations as a result of the settlement of tax examinations.

The modest increase in other income, net was primarily driven by an economic incentive received during fiscal 2022.

2021 compared to 2020

The increase in selling, general and administrative expenses was primarily due to higher advertising expenses that were restricted in fiscal 2020 due to the severity of the COVID-19 pandemic, increased variable compensation driven by the Company’s strong performance in fiscal 2021, in addition to investments made to support future growth, including acquisitions of service center stores.

Net legacy and separation-related income was lower in fiscal 2021 as adjustments of tax-related indemnity obligations related to the settlement of tax examinations resulted in lower reductions than the prior year adjustments for the change in utilization expectations of certain legacy attributes.

The increase in other income, net was primarily driven by recoveries related to the settlement of a legal matter.

Net pension and other postretirement plan income

2022 compared to 2021

Net pension and other postretirement plan expense increased $135.1 million from the prior year primarily due to the loss on pension and other postretirement plan remeasurement of $43.9 million compared to a gain of $74.3 million in fiscal 2021. The loss in fiscal 2022 was primarily driven by lower-than-expected performance of plan assets in the current year remeasurement, which more than offset reduced plan obligations from remeasurement at higher discount rates. Additionally, lower recurring non-service income during the year of $16.9 million included $9.7 million of reduced amortization of prior service credits into income from certain other postretirement plan amendments that ceased amortization beginning in fiscal 2022 and also attributed to the increase in expense during the year.

2021 compared to 2020

Net pension and other postretirement plan income increased $73.3 million in fiscal 2021 from the prior year primarily due to the gain on pension and other postretirement plan remeasurement of $74.3 million compared to a gain of $18.6 million in fiscal 2020. This increased gain was primarily attributed to higher discount rates in the fiscal 2021 plan remeasurement. In addition, lower interest cost recognized throughout fiscal 2021 drove higher recurring non-service income.

Net interest and other financing expenses

2022 compared to 2021

Net interest and other financing expense decreased $39.0 million during fiscal 2022 compared to the prior year. The decrease was driven by debt extinguishment costs of $36.4 million associated with the prior year redemption of the 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800.0 million (the “2025 Notes”).

2021 compared to 2020

Net interest and other financing expense increased $16.2 million in fiscal 2021 compared to fiscal 2020. The increase was driven by higher debt extinguishment costs of $17.0 million as the expense associated with the redemption of the 2025 Notes in fiscal 2021 exceeded those incurred in connection with the extinguishment of the 5.500% senior unsecured notes due 2024 with an aggregate principal amount of $375.0 million (the “2024 Notes”) in the prior year.

Income tax expense

The following table summarizes income tax expense and the effective tax rate during the years ended September 30:

(In millions)	2022	2021	2020
Income tax expense	$34.7	$59.9	$53.4
Effective tax rate percentage	24.1%	23.0%	43.4%

2022 compared to 2021

The higher effective tax rate in fiscal 2022 from the prior year was principally driven by tax benefits recognized during the prior year period as a result of audit settlements. Lower pre-tax income in fiscal 2022 resulted in lower current year tax expense over the prior year.

2021 compared to 2020

The lower year-over-year effective tax rate in fiscal 2021 was primarily driven by increased expense recognized in fiscal 2020 to establish a $28.5 million valuation allowance on certain legacy tax attributes, which did not recur in fiscal 2021. Additionally, increased pre-tax income in fiscal 2021 resulted in higher income tax expense over fiscal 2020.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax for the years ended September 30 are as follows:

(In millions)	2022	2021	2020
Income from discontinued operations, net of tax	$314.9	$220.2	$247.0

2022 compared to 2021

Net income from discontinued operations, net of tax increased $94.7 million during fiscal 2022 compared to the prior year. The increase was driven by a $99.1 million deferred income tax benefit related to the realization of the book-tax basis differences in the non-US entities that will be sold with the Global Products business. This benefit was partially offset by increased costs due to the inflationary raw material cost environment which were moderated by strong top-line growth from passing through raw material cost increases in pricing.

2021 compared to 2020

Income from discontinued operations, net of tax decreased $26.8 million during fiscal 2021 compared to the prior year. The decrease was driven by significant raw material costs increases in the second half of fiscal 2021 and higher operating expenses to support market growth partially offset by net revenues growth driven by higher volumes across all regions, product mix benefits, improved equity income, as well as currency exchange.

Fiscal 2023

As discussed herein, on July 31, 2022, the Company entered into a definitive agreement to sell its Global Products business for a cash purchase price of $2.65 billion, subject to customary adjustments with respect to working capital and net indebtedness. The Transaction is subject to standard closing conditions, including regulatory approvals and is expected to close in early calendar year 2023. Valvoline expects to recognize a substantial gain upon closing this Transaction within Income from discontinued operations. As of September 30, 2022, total assets and liabilities associated with the Global Products business classified as held for sale were $1.46 billion and $539.3 million, respectively.

Continuing operations EBITDA and Adjusted EBITDA

The following reconciles net income from continuing operations to EBITDA and Adjusted EBITDA for the years ended September 30:

(In millions)	2022	2021	2020
Net income	$109.4	$200.1	$69.6
Income tax expense	34.7	59.9	53.4
Net interest and other financing expenses	69.3	108.3	92.1
Depreciation and amortization	71.4	62.1	40.5
EBITDA	284.8	430.4	255.6
Net pension and other postretirement plan expenses (income)	6.9	(128.2)	(55.0)
Net legacy and separation-related expenses (income)	20.5	(23.6)	(30.0)
Suspended operations	0.9	(1.5)	(1.3)
Information technology transition costs	2.6	—	—
Restructuring-related adjustments	—	(0.1)	0.3
Compensated absences benefits change	—	—	(4.9)
Acquisition costs	—	—	1.3
Adjusted EBITDA (a)	$315.7	$277.0	$166.0

(a)Net pension and other postretirement plan expenses (income) includes remeasurement gains and losses and recurring non-service pension and other postretirement net periodic income, which consists of interest cost, expected return on plan assets and amortization of prior service credit. Refer to Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details.

The following reconciles net income from continuing operations to EBITDA and Adjusted EBITDA for each quarter of the fiscal year ended September 30, 2022:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2022	2022	2022	2022
Net income	$34.2	$23.0	$39.8	$12.4
Income tax expense	10.1	9.3	13.2	2.1
Net interest and other financing expenses	17.0	16.9	17.3	18.1
Depreciation and amortization	16.9	17.6	17.6	19.3
EBITDA	78.2	66.8	87.9	51.9
Net pension and other postretirement plan (income) expense	(9.3)	(9.2)	(9.2)	34.6
Net legacy and separation-related expense	2.8	6.2	9.9	1.6
Suspended operations	(0.3)	4.0	(2.2)	(0.6)
Information technology transition costs	1.0	1.6	—	—
Adjusted EBITDA	$72.4	$69.4	$86.4	$87.5

The following reconciles net income from continuing operations to EBITDA and Adjusted EBITDA for each quarter of the fiscal year ended September 30, 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2021	2021	2021	2021
Net income	$18.1	$8.3	$49.0	$124.7
Income tax expense	6.6	2.5	17.3	33.5
Net interest and other financing expenses	20.5	53.8	16.7	17.3
Depreciation and amortization	14.0	15.2	15.8	17.1
EBITDA	59.2	79.8	98.8	192.6
Net pension and other postretirement plan income	(13.3)	(13.4)	(13.7)	(87.8)
Net legacy and separation-related expense (income)	0.6	0.3	0.8	(25.3)
Suspended operations	(0.4)	(0.1)	(0.3)	(0.7)
Restructuring-related adjustments	(0.1)	—	—	—
Adjusted EBITDA	$46.0	$66.6	$85.6	$78.8

2022 compared to 2021

Adjusted EBITDA increased $38.7 million, or 14.0%, for the year ended September 30, 2022 compared to the prior year driven by top-line expansion and partially offset by increased costs due to inflationary pressures and increased operating expenses to support top-line growth.

2021 compared to 2020

Adjusted EBITDA increased $111.0 million, or 66.9% in fiscal 2021 compared to the prior year. Exceptional system-wide SSS growth due to increased transactions over the effects of the COVID-19 slowdown in fiscal 2020 and improved average ticket, in addition to benefits from acquisitions were partially offset by increased operating expenses principally to support growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Consolidated Statements of Cash Flows are summarized as follows for the years ended September 30:

(In millions)	2022	2021	2020
Cash provided by (used in):
Operating activities	$134.4	$182.2	$127.2
Investing activities	$(170.9)	$(358.7)	$(159.4)
Financing activities	$(262.9)	$(526.1)	$345.2

Operating activities

2022 compared to 2021

The decrease in cash flows from continuing operations provided by operating activities during fiscal 2022 compared to 2021 was largely driven by spend related to evaluating and planning for the separation of the businesses, in addition to unfavorable changes in other assets and liabilities primarily due to cloud computing investments and the timing of certain prepayments.

2021 compared to 2020

The increase in cash flows from continuing operations provided by operating activities during fiscal 2021 compared to 2020 was primarily driven by higher cash earnings, partially offset by unfavorable changes in other assets and liabilities.

Investing activities

2022 compared to 2021

The decrease in cash flows from continuing operations used in investing activities for fiscal 2022 compared to 2021 was primarily due to lower current year acquisition activity of $231.0 million, partially offset by higher current year additions to property, plant, and equipment of $28.9 million.

2021 compared to 2020

The increase in cash flows from continuing operations used in investing activities for fiscal 2021 compared to 2020 was primarily due to higher acquisition activity of $241.6 million in fiscal 2021, partially offset by franchisee COVID-19 relief loan activity where repayments in fiscal 2021 compared to lending in fiscal 2020 to generate a $44.6 million year-over-year source of cash.

Financing activities

2022 compared to 2021

The decrease in cash flows from continuing operations used in financing activities for fiscal 2022 compared to 2021 was primarily due to:

•Returning $14.0 million more in cash to shareholders through an increase in share repurchases.

•Net repayments on borrowings were $283.2 million less during the current fiscal year due to the prior year redemption of the $800.0 million 2025 Notes using proceeds from the issuance of the $535.0 million 2031 Notes in combination with cash and cash equivalents.

2021 compared to 2020

The increase in cash flows from continuing operations used in financing activities for fiscal 2021 compared to 2020 was primarily due to:

•Returning $73.7 million more in cash to shareholders through increased share repurchases and dividends in fiscal 2021. These increases were due to the resumption of share repurchase activity following the suspension in the prior year at the onset of the COVID-19 pandemic to preserve liquidity along with an 11% increase in the dividend rate during fiscal 2021.

•Increased net repayments on borrowings during fiscal 2021 due to net proceeds from the $535.0 million 2031 Notes and cash and cash equivalents used to redeem the $800.0 million 2025 Notes. During fiscal 2020, net proceeds primarily related to the issuance of the 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes”).

Continuing operations free cash flow

The following table sets forth free cash flow and discretionary cash flow from continuing operations and reconciles cash flows from operating activities to both measures. As previously noted, free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. Refer to “Use of Non-GAAP Measures” within this Item 7 for additional information regarding this non-GAAP measure.

	For the years ended September 30
(In millions)	2022	2021	2020
Cash flows provided by operating activities	$134.4	$182.2	$127.2
Less: Maintenance capital expenditures	(19.3)	(17.6)	(15.2)
Discretionary free cash flow	115.1	164.6	112.0
Less: Growth capital expenditures	(112.7)	(85.5)	(78.8)
Free cash flow	$2.4	$79.1	$33.2

2022 compared to 2021

The decrease in free cash flow from continuing operations over the prior year was driven by lower cash flow provided by operating activities along with increased investments in capital expenditures. Cash flow from operating activities includes increased spend in the current year related to evaluating and planning the separation of Valvoline’s businesses, while higher capital expenditures primarily related growth-related investments in new store construction within the United States.

2021 compared to 2020

The increase in free cash flow from continuing operations for fiscal 2021 compared to fiscal 2020 was driven by higher cash flow provided by operating activities, partially offset by increased capital expenditures during fiscal 2021, primarily related to new store construction and capital improvements for acquired stores.

Discontinued operations cash flows

Valvoline has historically satisfied its short-term working capital and operational needs, in addition to indebtedness and other obligations, through the earnings, assets and cash flows generated by its consolidated operations. Following the Transaction, Valvoline will not be able to rely on the earnings, assets or cash flows that are attributable to the Global Products business. The cash flows of the discontinued operation are reflected in the Consolidated Statements of Cash Flows and are summarized below for the years ended September 30:

(In millions)	2022	2021	2020
Cash provided by (used in):
Operating activities	$149.8	$221.7	$244.5
Investing activities	$(36.7)	$(41.2)	$(63.2)
Financing activities	$44.0	$(9.4)	$105.1

2022 compared to 2021

The decrease in operating cash flows provided by discontinued operations was primarily driven by unfavorable changes in net working capital due to increases in receivables and inventory. Investing activities of the discontinued operation were lower in fiscal 2022 primarily related to decreased capital expenditures due to higher spend in fiscal 2021 as the China blending and packaging facility commenced operation. Financing activities provided cash in fiscal 2022 due to net proceeds from borrowings under the Accounts Receivable Securitization Facility, while the prior year had net repayment activity primarily attributed to the Accounts Receivable Securitization Facility that more than offset borrowings under the China Construction Facility.

2021 compared to 2020

The decrease in cash flows provided from operating activities by discontinued operations was driven by lower income from discontinued operations during fiscal 2021 primarily attributed to raw material cost inflation. Investing activities of the discontinued operation were lower in fiscal 2021 compared to fiscal 2020 driven by lower capital expenditures related to the China blending and packaging facility, which was being constructed during fiscal 2020. Financing activities were a use of cash in fiscal 2021 due to net repayments driven by the Accounts Receivable Securitization Facility partially offset by borrowings under the China Construction Facility, while both facilities provided net proceeds during fiscal 2020 in support of maintaining liquidity during the COVID-19 pandemic and construction of the China blending and packaging plant.

Debt

The following table summarizes Valvoline’s continuing operations debt as of September 30:

(In millions)	2022	2021
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	460.0	475.0
Trade Receivables Facility	105.0	58.5
Debt issuance costs and discounts	(12.4)	(13.8)
Total debt	1,687.6	1,654.7
Current portion of long-term debt	162.5	—
Long-term debt	$1,525.1	$1,639.7
Inclusive of the Company’s interest rate swap agreements, approximately 87% of Valvoline's outstanding borrowings as of September 30, 2022 had fixed rates, with the remainder bearing variable interest rates. As of September 30, 2022, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $470.0 million for its facilities expected to remain in place after closing the Transaction. Refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the Company’s debt instruments.

Material cash requirements

The Company's material cash requirements for the continuing operations include the following contractual obligations and commitments as of September 30, 2022:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	5 years and more
Long-term debt (a) (b)	$1,700.0	$162.5	$402.5	$—	$1,135.0
Interest payments (a) (c)	392.0	58.1	95.2	89.8	148.9
Operating lease obligations	315.8	36.8	68.2	60.8	150.0
Finance lease obligations	270.9	20.1	40.7	42.1	168.0
Employee benefit obligations (d)	95.8	9.0	20.7	21.1	45.0
Total	$2,774.5	$286.5	$627.3	$213.8	$1,646.9

(a)In connection the sale of the Global Products business, outstanding borrowings and interest under the Accounts Receivable Securitization Facility are required to be repaid and are presented within the less than 1 year categories above. The cash flows associated with these repayments will be reported as cash flows attributed to the discontinued operation.
(b)A portion of the net proceeds from the sale of Global Products may be utilized to reduce debt that is classified in the table above based on its current contractual maturity.
(c)Includes interest expense on both variable and fixed rate debt, assuming no prepayments other than for the Accounts Receivable Securitization Facility noted above. Variable interest rates have been assumed to remain constant through payment at the rates that existed as of September 30, 2022.
(d)Includes projected benefit payments through fiscal 2032 for Valvoline’s unfunded benefit plans. Excludes benefit payments from pension plan trust funds.

Fiscal 2023 capital expenditures

Valvoline is currently forecasting approximately $170.0 million to $200.0 million of capital expenditures for fiscal 2023, funded primarily from operating cash flows.

Pension and other postretirement plan obligations

The Company makes cash and non-cash contributions and payments for its pension and other postretirement plans. During fiscal 2022, these were $16.2 million, consisting of $7.9 million in cash payments, for U.S. plans within the continuing operations and $2.5 million of cash contributions and payments for non-U.S. plans attributed to the discontinued operation. Based on current data and assumptions, the Company does not anticipate the need to satisfy any minimum funding requirements to its U.S. qualified pension plans for at least the next 5 years. Refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Company's U.S. pension and other postretirement plans.

Dividend payments and share repurchases

During the year ended September 30, 2022, the Company paid $89.2 million of cash dividends for $0.500 per common share and repurchased approximately 4.5 million shares of its common stock for $142.6 million. Share repurchases were made pursuant to the May 17, 2021 Board to repurchase up to $300 million of common stock through September 30, 2024 (the "2021 Share Repurchase Authorization").

On November 21, 2022, the Board approved a quarterly cash dividend of $0.125 per share of common stock. The dividend is payable December 15, 2022 to shareholders of record on December 2, 2022. Additionally, the Company repurchased approximately 1.8 million shares for an aggregate amount of $51.2 million from October 1, 2022 through November 18, 2022 pursuant to the 2021 Share Repurchase Authorization.

The Company announced on November 15, 2022 that its Board approved a share repurchase authorization of $1.6 billion (the “2022 Share Repurchase Authorization”). The Board approved the 2022 Share Repurchase Authorization to effectuate a significant return of capital to shareholders of a substantial portion of the expected net proceeds from the sale of the Global Products business. The Company generally expects to repurchase shares of its common stock up to the full amount of authorization within 18 months of closing the sale of Global Products. However, the timing and amount of any repurchases of common stock will be solely at the discretion of the Company and is subject to general business and market conditions, including closing the sale of Global Products, as well as other factors, including legal and regulatory restrictions. The 2022 Share Repurchase Authorization is in addition to the 2021 Share Repurchase Authorization of which $79.2 million remained as of November 18, 2022.

The dividend and share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions and franchise development, and then returning excess cash to shareholders through dividends and share repurchases. Future declarations of quarterly dividends are subject to approval by the Board and may be adjusted as business needs or market conditions change. As focus further shifts to the growth of Valvoline in connection with the sale of Global Products, the Company expects to discontinue the dividend following the December 2022 payment and return value to shareholders through share repurchases. The timing and amount of any share repurchases will be at the discretion of the Company and based on Valvoline's liquidity, general business and market conditions, and other factors, including alternative investment opportunities.

Summary

As of September 30, 2022, the continuing operation had cash and cash equivalents of $23.4 million, total debt of $1.7 billion, and remaining borrowing capacity of $470.0 million for facilities expected to remain in place after closing the Transaction. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Annual Report on Form 10-K. Valvoline’s ability to generate sufficient cash flows to repay its indebtedness and other obligations and to maintain sufficient working capital will depend on Valvoline’s ability to generate cash following the Transaction. If the Company is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities, Valvoline may be required to seek additional financing alternatives.

Management believes that the Company has sufficient liquidity based on its current cash and cash equivalents position, cash generated from business operations, and existing financing in place, to meet its pension and other postretirement plan requirements, debt servicing obligations, tax-related and other material cash and operating requirements for the next twelve months.

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
Valvoline sponsors defined benefit pension and other postretirement plans in the U.S. and in certain countries outside the U.S. As of September 30, 2022, Valvoline’s net unfunded pension and other postretirement plan liabilities included in the Consolidated Balance Sheet totaled $185.3 million, of which $177.8 million is included in continuing operations and $7.5 million is included in liabilities held for sale. Total pension and other postretirement net periodic benefit expense recognized in fiscal 2022 within continuing operations was $6.9 million, inclusive of a $43.9 million remeasurement loss. Total pension and other postretirement net periodic benefit income of $1.8 million in fiscal 2022 was included in discontinued operations, inclusive of a $3.5 million remeasurement gain.

Valvoline recognizes the change in the fair value of plan assets and the net actuarial gains and losses calculated using updated actuarial assumptions as of the measurement date, which for Valvoline is September 30, and when a plan qualifies for an interim remeasurement.

Refer to Note 10 of the Notes to Consolidated Financial Statements included in Item 8 for Part II of this Annual Report on Form 10-K for additional information regarding the Company’s pension and other postretirement plans included in continuing operations.

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

Actuarial assumptions
Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations in both continuing and discontinued operations are:

•Expected long-term return on plan assets — The expected long-term return on plan assets assumption reflects the long-term average rate of return plan assets are expected to earn. This assumption is determined considering each plan's asset allocation targets and overall expected performance, including evaluation of the most recent long-term historical returns, as applicable. The weighted-average long-term expected rate of return on assets assumption was 4.06% for fiscal 2022. In fiscal 2022, the global pension plan assets generated an actual weighted-average negative return of 22.5%, primarily driven by a challenging market environment and unfavorable performance of the plan assets of the U.S. qualified pension plans. The Company’s investment strategy is to hedge the movement in liabilities related to changes in discount rates with investments of a matched duration that provide offsetting returns aligned with changes in interest rates. The expected return on plan assets is designed to be a long-term assumption, and therefore, actual returns will be subject to year-to-year variances. The U.S. qualified pension plans comprise the most significant portion of plan assets, and for fiscal 2023, the expected rate of return on assets assumption for the U.S. qualified pension plans in fiscal 2023 will be 4.90%. The expected long-term return on plan assets assumption has no impact on the reported net liability or net actuarial gains or losses upon remeasurement but does impact the recurring non-service net periodic income recognized ratably throughout the year.

Valvoline’s pension plans hold a variety of investments designed to diversify risk. Plan assets are invested in equity securities, government and agency securities, corporate debt, and other non-traditional assets such as hedge funds. The investment goal of the pension plans is to achieve an adequate net investment return to provide for future benefit payments to its participants. Target asset allocation percentages as of September 30, 2022 for the U.S. qualified pension plans were 90% fixed income and 10% equity investments. The U.S. qualified pension plans are managed by professional investment managers that operate under investment management contracts that include specific investment guidelines, requiring among other actions, adequate diversification and prudent use of risk management practices such as portfolio constraints relating to established benchmarks. Valvoline’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent except in those countries where investment of plan assets is dictated by applicable regulations. Holding all other assumptions constant, a hypothetical 1.00% change in the expected long-term return on plan assets assumption for the U.S. qualified pension plans would impact fiscal 2022 recurring non-service pension income by $19.2 million.

•Discount rate — Reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. Consistent with historical practice, the Company uses an actuarially-developed full yield curve approach, the above mean yield curve, to match the timing of cash flows of expected future benefit payments from the plans by applying specific spot rates along the yield curve to determine the assumed discount rate. Valvoline’s fiscal 2022 expense, excluding actuarial gains and losses, for both U.S. and non-U.S. pension plans was determined using the spot discount rate as of the beginning of the fiscal year. The service and interest cost discount rates for fiscal 2022 pension expense were 1.67% and 2.11%, respectively, and 3.77% and 2.11%, respectively, for other postretirement expense. The weighted-average discount rate at the end of fiscal 2022 was 5.41% for the pension plans and 5.49% for the postretirement health and life plans.

The following table illustrates the estimated impact on hypothetical pension and other postretirement expense that would have resulted from a one percentage point change in discount rates in isolation of impacts on other significant assumptions in the years ended September 30:

(In millions)	2022	2021
Increase (decrease) in pension and other postretirement plan expense - 1.00% decrease in discount rates:

Pension benefits
Increase in benefit obligation	$150.9	$247.2
Increased return on plan assets (a)	(138.7)	$(211.1)
Estimated hypothetical increase in expense	12.2	36.1

Other postretirement benefits
Increase in benefit obligation	3.0	4.9

Total estimated hypothetical increase in expense	$15.2	$41.0

(a)
The qualified pension plans employ an investing strategy to match the duration of its obligation and investments. These plans represent 92% of Valvoline’s total continuing and discontinued operations gross pension plan obligation as of September 30, 2022 and 2021. This strategy hedges approximately 100% and 93% of the movement in liabilities related to changes in discount rates as of September 30, 2022 and 2021, respectively. Therefore, when discount rates change, asset returns generally mirror the impacts, minimizing the net impact to the consolidated financial statements. This estimated impact does not include increased returns of other plan assets that may also benefit from increased interest rates.

•Mortality — The mortality assumption for Valvoline's U.S. pension and other postretirement plans is utilizes the Society of Actuaries PRI-2012 mortality base tables and a mortality improvement scale that follows the 2022 Trustees Report of the Social Security Administration Intermediate Alternative as reflected in the MSS-2022 improvement scale. Valvoline's international plans utilize mortality assumptions similar to the U.S., whereby the assumptions are generally based upon country-specific base mortality tables updated for the most currently available improvement scales that have been published by reliable authorities in each jurisdiction. Valvoline believes the updated mortality improvement scales provide a reasonable assessment of current mortality trends and is an appropriate estimate of future mortality projections.

Other assumptions, including the rate of compensation increase and healthcare cost trend rate, do not have a significant impact on Valvoline's pension and other postretirement benefit plan costs and obligations based upon current plan provisions that have generally frozen benefits and limited costs.

Business combinations and intangible assets

Description	Judgments and uncertainties	Effect if actual results differ from assumptions
Valvoline acquired 37 service center stores during fiscal 2022 for an aggregate purchase price of $50.7 million included in continuing operations, in addition to acquiring the remaining ownership interest of an equity method investment within discontinued operations. The Company allocates the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill or if the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration, a bargain purchase gain is recorded.

Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth fiscal quarter as of July 1 or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. At the time of Company’s annual impairment assessment, Valvoline’s reporting units were consistent with its former reportable segments of Retail Services and Global Products. Subsequent to this annual assessment and as a result of classifying the former Global Products reportable segment as a discontinued operation, the Company has determined it has one reporting unit as of September 30, 2022.

The Company’s amortizable intangible assets primarily reside within the continuing operations and were $114.9 million, net of $56.0 million of accumulated amortization as of September 30, 2022. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Various factors are considered in determining whether a trigger requiring impairment assessment has occurred, such as, but not limited to, changes in the expected use of the assets, technology or development of alternative assets, economic conditions, operating performance, and expected future cash flows.

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

There were no impairments to intangible assets recognized by the Company during fiscal 2022, 2021, or 2020. Valvoline elected to perform qualitative impairment assessments of goodwill in 2022 and 2020, which indicated that it was more likely than not that the fair values of the reporting units were in excess of carrying amounts. Though no qualitative factors were present that indicated the existence of a potential impairment, Valvoline performed a quantitative assessment during fiscal 2021 and determined that each reporting unit had a fair value that exceeded its carrying value by 130% and more.

Income taxes

Description	Judgments and uncertainties	Effect if actual results differ from assumptions
Valvoline is subject to income taxes in the United States and numerous international jurisdictions where its businesses operate.

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

Once the consolidated income tax provision is computed, the tax effect of pre-tax income from continuing operations is determined without consideration of the current year pre-tax income or loss from other financial statement components, including discontinued operations. The portion of total income tax that remains after the attribution of tax to continuing operations is allocated to the remaining components.

In connection with completing separation transactions, both from Valvoline’s former parent company and expected upon the closing of the sale of Global Products, the parties generally indemnify one another for various tax matters between the businesses that may arise following the transactions.

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

Indemnifications among parties regarding tax matters require judgment in determining the timing and measurement of related receivables and payables to resolve these obligations.

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

Adjustments to indemnifications impact pre-tax results and are not directly related to the ongoing business. These adjustments may also affect the income tax provision of the continuing operation dependent on the nature of the underlying issue

Each change of $1.4 million and $4.3 million for the continuing operations and consolidated income tax provisions, respectively, would impact the respective fiscal 2022 effective tax rates by one percentage point.

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

The cost of these programs recognized as a reduction of revenues totaled $459.2 million, $401.6 million and $332.4 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021 and 2020, respectively. Over 60% of these costs are attributed to the Global Products business.

A 10% change in the reserves for customer incentive programs as of September 30, 2022 would have affected net earnings by approximately $7.3 million in fiscal 2022, comprised of $7.0 million attributed to discontinued operations and $0.3 million related to continuing operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valvoline is exposed to market risks arising from adverse changes in:

•Inflation and changing prices;
•Interest rates;
•Credit risk; and
•Currency exchange rates.

These market risks are described further below. In addition, refer to Item 1A of Part I in this Annual Report on Form 10-K for additional discussion of these and other risks, including the potential risks associated with the COVID-19 pandemic.

Inflation and changing prices

The cost of materials and labor used in Valvoline’s maintenance services are affected by cost inflation and global commodity prices that could expose Valvoline to risks in its results. Valvoline can mitigate this risk through passing along price increases to its customers; however, the ability to pass on these price increases is largely dependent upon market conditions. In fiscal 2022, results were impacted by rising inflationary costs, a significant portion of which were passed through to customers through a series of price increases. Contracts with Valvoline’s independent operators are generally indexed to accommodate changes in material prices. Valvoline may not always be able to raise prices in response to increased costs or may experience delays in passing through such costs, as its ability to do so is largely dependent upon market conditions.

Interest rate risk

The Company is subject to modest interest rate risk in relation to its variable-rate debt. Inclusive of the Company's interest rate swap agreements, 87% of the Company’s outstanding borrowings had fixed rates as of September 30, 2022. The increase in interest expense for the year ended September 30, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $2.2 million.

In addition, the Company is exposed to market risk relative to the impact of changes in interest rates and investment returns on its pension and other postretirement plans. Declines in the discount rates used in measuring the Company's pension and other postretirement plan obligations result in a higher obligation and decrease the funded status. The pension plans hold a variety of investments designed to diversify risk, protect against declines in interest rates, and achieve an adequate net investment return to provide for future benefit payments to its participants. These investments are subject to variability that can be caused by fluctuations in general economic conditions. Decreases in the fair value of plan assets and discount rates increase net pension and other postretirement plan expense and can also result in requirements to make contributions to the plans. Pension and other postretirement plans were underfunded by $177.8 million at September 30, 2022 as the projected benefit obligation exceeded the fair value of plan assets.

Credit risk

The Company is potentially subject to concentrations of credit risk on financial instruments, such as derivative instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized within the Consolidated Balance Sheets. Exposure to credit risk is managed by selecting highly-rated financial institutions as counterparties to transactions and monitoring procedures. As of September 30, 2022, there was not a significant concentration of credit risk related to financial instruments.

Currency exchange risk

Substantially all of Valvoline’s operations and sales of its continuing operation occur in the U.S., resulting in limited exposure to currency exchange. Valvoline uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge non-functional currency denominated balance sheet exposures. These contracts are recorded within the Consolidated Balance Sheets as assets or liabilities at fair market value. Changes in the fair value of these derivatives are recognized in income to offset the gain or loss on the hedged item. The Company utilizes derivative instruments that are purchased exclusively from highly-rated financial institutions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 23, 2022, expressed an unqualified opinion thereon.

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

Valuation of Employee Benefit Obligations

Description of the Matter	At September 30, 2022, the Company’s aggregate defined benefit pension and other postretirement obligations (together, the “Employee Benefit Obligations”) were $1,615.9 million and exceeded the fair value of pension plan assets of $1,438.1 million, resulting in unfunded net Employee Benefit Obligations of $177.8 million. As explained in Note 10 of the consolidated financial statements, the Company recognizes the change in the net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement to reflect the updated actuarial assumptions. The remaining components of pension and other postretirement benefits cost are recorded ratably throughout the year.

Auditing the valuation of the Employee Benefit Obligations was complex due to the judgmental nature of the actuarial assumptions (e.g., discount rate and mortality rate) used in the measurement process. These assumptions have a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to value the Employee Benefit Obligations. For example, we tested controls over management’s review of the significant actuarial assumptions and the completeness and accuracy of the data provided to the actuary. Where judgment was exercised by management, our audit procedures included testing controls over management’s evaluation of the assumptions used in developing the Employee Benefit Obligations, including reviews of the selected mortality and discount rates with the Company’s independent actuary.

To test the Employee Benefit Obligations, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to its historical accounting practices and evaluated the change in the Employee Benefit Obligations from the prior year. In addition, we involved an actuarial specialist to assist with our procedures. For example, the discount rate reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed full yield curve approach in establishing its discount rate. We evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments. As part of this assessment, we tested the underlying securities used to develop the yield curve to evaluate whether they were appropriate for use in a yield curve and whether the provided yield curve reasonably followed from those securities. To evaluate the mortality rate, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. We also tested the completeness and accuracy of the participant data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Louisville, Kentucky
November 23, 2022

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30
(In millions, except per share amounts)	2022	2021	2020
Net revenues	$1,236.1	$1,037.2	$727.0
Cost of sales	759.7	604.9	426.0
Gross profit	476.4	432.3	301.0

Selling, general and administrative expenses	244.7	223.9	177.2
Net legacy and separation-related expenses (income)	20.5	(23.6)	(30.0)
Other income, net	(9.1)	(8.1)	(6.4)
Operating income	220.3	240.1	160.2
Net pension and other postretirement plan expenses (income)	6.9	(128.2)	(54.9)
Net interest and other financing expenses	69.3	108.3	92.1
Income before income taxes	144.1	260.0	123.0
Income tax expense	34.7	59.9	53.4
Income from continuing operations	109.4	200.1	69.6
Income from discontinued operations, net of tax	314.9	220.2	247.0
Net income	$424.3	$420.3	$316.6

NET EARNINGS PER SHARE
Basic earnings per share
Continuing operations	$0.61	$1.10	$0.38
Discontinued operations	1.76	1.20	1.32
Basic earnings per share	$2.37	$2.30	$1.70

Diluted earnings per share
Continuing operations	$0.61	$1.09	$0.37
Discontinued operations	1.74	1.20	1.32
Diluted earnings per share	$2.35	$2.29	$1.69

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	179.1	182.5	187.0
Diluted	180.4	183.5	187.5

COMPREHENSIVE INCOME
Net income	$424.3	$420.3	$316.6
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(39.6)	6.6	6.7
Amortization of pension and other postretirement plan prior service credits	(1.7)	(9.0)	(8.9)
Unrealized gain (loss) on cash flow hedges	12.5	1.7	(0.9)
Other comprehensive loss	(28.8)	(0.7)	(3.1)
Comprehensive income	$395.5	$419.6	$313.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
	As of September 30
(In millions, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$23.4	$122.6
Receivables, net	66.1	65.3
Inventories, net	29.4	27.4
Prepaid expenses and other current assets	38.0	27.3
Current assets held for sale	1,464.2	794.5
Total current assets	1,621.1	1,037.1
Noncurrent assets
Property, plant and equipment, net	668.6	559.8
Operating lease assets	248.1	226.1
Goodwill and intangibles, net	663.1	642.2
Deferred tax assets	61.6	—
Other noncurrent assets	154.3	163.1
Noncurrent assets held for sale	—	562.7
Total noncurrent assets	1,795.7	2,153.9
Total assets	$3,416.8	$3,191.0
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$162.5	$15.0
Trade and other payables	45.0	38.6
Accrued expenses and other liabilities	172.6	139.2
Current liabilities held for sale	539.3	375.9
Total current liabilities	919.4	568.7
Noncurrent liabilities
Long-term debt	1,525.1	1,639.7
Employee benefit obligations	199.4	245.1
Operating lease liabilities	229.2	208.0
Other noncurrent liabilities	237.1	262.5
Noncurrent liabilities held for sale	—	132.5
Total noncurrent liabilities	2,190.8	2,487.8
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized, 176.1 and 180.3 shares issued and outstanding at September 30, 2022 and 2021, respectively	1.8	1.8
Paid-in capital	44.1	35.2
Retained earnings	282.0	90.0
Accumulated other comprehensive (loss) income	(21.3)	7.5
Total stockholders’ equity	306.6	134.5
Total liabilities and stockholders’ equity	$3,416.8	$3,191.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
	Years ended September 30
(In millions)	2022	2021	2020
Cash flows from operating activities
Net income	$424.3	$420.3	$316.6
Adjustments to reconcile to cash flows from operations
Income from discontinued operations	(314.9)	(220.2)	(247.0)
Loss on extinguishment of debt	—	36.4	19.4
Depreciation and amortization	71.4	62.1	40.6
Deferred income taxes	18.0	56.9	68.7
Loss (gain) on pension and other postretirement plan remeasurements	43.9	(74.3)	(18.6)
Stock-based compensation expense	14.4	13.7	12.1
Other, net	4.2	3.4	(4.2)
Change in assets and liabilities
Receivables	(17.5)	(17.4)	1.7
Inventories	(5.4)	(5.3)	(2.3)
Payables and accrued liabilities	24.5	26.7	3.2
Other assets and liabilities	(128.5)	(120.1)	(63.0)
Operating cash flows from continuing operations	134.4	182.2	127.2
Operating cash flows from discontinued operations	149.8	221.7	244.5
Total cash provided by operating activities	284.2	403.9	371.7
Cash flows from investing activities
Additions to property, plant and equipment	(132.0)	(103.1)	(94.0)
Notes receivable, net of repayments of $2.7 million in 2020	11.2	16.9	(27.7)
Acquisitions of businesses, net of cash acquired	(50.7)	(281.7)	(40.1)
Other investing activities, net	0.6	9.2	2.4
Investing cash flows from continuing operations	(170.9)	(358.7)	(159.4)
Investing cash flows from discontinued operations	(36.7)	(41.2)	(63.2)
Total cash used in investing activities	(207.6)	(399.9)	(222.6)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs of $7.1 million and $15.5 million in 2021 and 2020, respectively	23.0	527.9	1,434.5
Repayments on borrowings	(38.1)	(800.0)	(926.4)
Premium paid to extinguish debt	—	(26.2)	(15.5)
Repurchases of common stock	(142.6)	(126.9)	(59.8)
Cash dividends paid	(89.2)	(90.9)	(84.3)
Other financing activities	(16.0)	(10.0)	(3.3)
Financing cash flows from continuing operations	(262.9)	(526.1)	345.2
Financing cash flows from discontinued operations	44.0	(9.4)	105.1
Total cash (used in) provided by financing activities	(218.9)	(535.5)	450.3
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(5.2)	2.4	1.7
(Decrease) increase in cash, cash equivalents and restricted cash	(147.5)	(529.1)	601.1
Cash, cash equivalents and restricted cash - beginning of year	231.4	760.5	159.4
Cash, cash equivalents and restricted cash - end of year	$83.9	$231.4	$760.5

Supplemental disclosures
Interest paid	$59.4	$62.1	$64.9
Income taxes paid	$73.9	$72.3	$43.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
			Paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Totals
	Common stock
(In millions, except per share amounts)	Shares	Amount
Balance at September 30, 2019	188.3	$1.9	$13.8	$(284.8)	$11.3	$(257.8)
Net income	—	—	—	316.6	—	316.6
Dividends paid, $0.452 per common share	—	—	0.4	(84.7)	—	(84.3)
Stock-based compensation, net of issuances	—	—	10.3	—	—	10.3
Repurchases of common stock	(3.2)	—	—	(59.8)	—	(59.8)
Cumulative effect of adoption of leasing standard, net of tax	—	—	—	2.1	—	2.1
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance at September 30, 2020	185.1	1.9	24.5	(110.6)	8.2	(76.0)
Net income	—	—	—	420.3	—	420.3
Dividends paid, $0.500 per common share	—	—	0.6	(91.5)	—	(90.9)
Stock-based compensation, net of issuances	—	—	10.1	—	—	10.1
Repurchases of common stock	(4.8)	(0.1)	—	(126.9)	—	(127.0)
Cumulative effect of adoption of credit losses standard, net of tax	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss, net of tax	—	—	—	—	(0.7)	(0.7)
Balance at September 30, 2021	180.3	1.8	35.2	90.0	7.5	134.5
Net income	—	—	—	424.3	—	424.3
Dividends paid, $0.500 per common share	—	—	0.5	(89.7)	—	(89.2)
Stock-based compensation, net of issuances	0.3	—	8.4	—	—	8.4
Repurchases of common stock	(4.5)	—	—	(142.6)	—	(142.6)
Other comprehensive loss, net of tax	—	—	—	—	(28.8)	(28.8)
Balance at September 30, 2022	176.1	$1.8	$44.1	$282.0	$(21.3)	$306.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business

Valvoline Inc. (“Valvoline” or the “Company”) is a leader in vehicle care delivering quick, easy, and trusted preventive maintenance services in its stores throughout the United States (“U.S.”) and Canada. The Company operates and franchises over 1,700 service center locations and is the second and third largest chain in the U.S. and Canada, respectively, by number of stores through its Valvoline Instant Oil Change and Great Canadian Oil Change retail locations. From cabin air filters to battery replacements to tire rotations, the Company’s stay-in-your-car service model offers a vast array of solutions for all types of vehicles.

Established in 1866, Valvoline’s heritage spans more than 155 years, during which it has developed recognition across multiple channels. Valvoline's services performed at its retail stores using Valvoline-branded passenger car motor oils and complementary products are designed to serve evolving maintenance needs and improve vehicle and engine performance and lifespan.

Strategic separation

On July 31, 2022, the Company entered into a definitive agreement to sell its Global Products business to Aramco for a cash purchase price of $2.65 billion, subject to customary adjustments with respect to working capital and net indebtedness. The transaction is subject to standard closing conditions, including regulatory approvals and is expected to close in early calendar year 2023. Global Products sells engine and automotive products in more than 140 countries and territories to retailers, installers, and commercial customers to service light- and heavy-duty vehicles and equipment.

In all periods presented within these consolidated financial statements, the assets and liabilities associated with the Global Products disposal group have been classified as held for sale within the Consolidated Balance Sheets and its operations have been classified as discontinued operations within the Consolidated Statements of Comprehensive Income and Cash Flows. Refer to Note 3 for additional information regarding the Global Products business, including the assets and liabilities held for sale and income from discontinued operations. Unless otherwise noted, disclosures within the remaining notes to these consolidated financial statements relate solely to the Company's continuing operations.

As a result of classifying the former Global Products reportable segment as a discontinued operation, the Company has determined that it now operates a single reportable segment as the chief operating decision maker allocates resources and assesses performance on a consolidated basis for the continuing operations.

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

Held for sale and discontinued operations

The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.

Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Income from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the current and prior periods commencing in the period in which the held for sale criteria are met. Income from discontinued operations includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. Income from discontinued operations will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.

Transactions between the businesses held for sale and businesses held for use that are expected to continue after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of. Interest costs are included as a component of Income from discontinued operations for debt specifically attributable to the discontinued operation or debt that is obligated to be repaid in connection with the completion of the divestiture. Activity within comprehensive income directly associated with a divested business is not realized as a component of Income from discontinued operations until completion of the sale or disposition.

Cash and cash equivalents

All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents.

Receivables and allowance for credit losses

The majority of Valvoline’s sales are tendered at the point of service in its retail stores, and its receivables are generally limited to those with its fleet customers and independent store operators, in addition to credit card receivables. Valvoline recognizes a receivable within its Consolidated Balance Sheets once control is transferred, typically upon the completion of services, at which point its right to consideration becomes unconditional and only the passage of time is required before payment of that consideration is due. As the majority of the Company’s performance obligations are satisfied at a point in time and customers typically do not make material payments in advance, nor does Valvoline have a right to consideration in advance of control transfer, the Company has no contract assets or contract liabilities.

Valvoline adopted guidance in fiscal 2021 that changed the recognition of credit losses from an incurred or probable loss methodology to a current expected credit loss model, which results in the immediate recognition of losses that are expected to occur over the life of the financial instruments, principally trade and other receivables. Allowances are maintained to estimate expected lifetime credit losses that are based on a broad range of reasonable and supportable information and factors, including the length of time receivables are past due, the financial health of its customers, macroeconomic conditions, and historical collection experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible receivables against the allowance when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories are comprised of purchased finished goods that are carried at the lower of cost or net realizable value using the weighted average cost method. The Company regularly reviews inventory quantities on hand and the estimated utilization of inventory. Excess and obsolete reserves are established when inventory is estimated to not be usable based on forecasts, demand, life cycle, or utility.

Property, plant and equipment

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Buildings generally have useful lives of seven to twenty years and machinery and equipment typically have five to seven year useful lives, dependent on the nature and utility of the assets. Building and leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from which the date the assets are placed in service to the end of the lease term, as appropriate. Depreciation expense is recognized in Cost of sales or Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income based on the function the underlying asset supports. Property, plant and equipment is relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Gains or losses on the dispositions of property, plant and equipment are included in the Consolidated Statements of Comprehensive Income and generally reported in Other income, net.

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

Leases

Certain of the properties Valvoline utilizes, including its retail service center stores, offices, and storage facilities, in addition to certain equipment, are leased, with a small portion subleased primarily to Valvoline's franchisees. In fiscal 2020, Valvoline adopted new guidance related to leases using the optional transition approach, with prospective application from adoption on October 1, 2019 and the financial statements prior to adoption reported in accordance with the previous guidance. Valvoline's policies under the new guidance are outlined below.

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

Goodwill and other intangible assets

Valvoline evaluates goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred. This assessment consists of evaluating each reporting unit’s fair value compared to its carrying value. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit. At the time of Company’s annual impairment assessment, Valvoline’s reporting units were consistent with its former reportable segments of Retail Services and Global Products. Subsequent to this annual assessment and as a result of classifying the former Global Products reportable segment as a discontinued operation, the Company has determined it has one reporting unit as of September 30, 2022.

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

Pension and other postretirement benefit plans

Valvoline sponsors defined benefit pension and other postretirement plans in the U.S. The Company's U.S. pension plans are closed to new participants and the accrual of pension benefits has been frozen since September 30, 2016. Valvoline also sponsors retiree healthcare and life insurance plans for certain qualifying participants with amendments effective in fiscal 2017 to limit annual per capita costs.

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

The fair value of plan assets represents the current market value of assets held by irrevocable trust funds for the sole benefit of participants, and the benefit obligation is the actuarial present value of the benefits expected to be paid upon retirement, death, or other distributable event based on estimates. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, rate of compensation increases, interest rates and mortality rates. Actuarial gains and losses may be related to actual results that differ from assumptions as well as changes in assumptions, which may occur each year. All components of net periodic benefit income or costs are recognized below operating income within Net pension and other postretirement plan (income) expenses in the Consolidated Statements of Comprehensive Income.

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

Nature of services

Valvoline generates all revenues from contracts with customers, primarily as a result of delivery of automotive maintenance services through the following two principal activities: (i) company-operated service center operations and (ii) independent service center operations. Valvoline’s revenues from delivering preventive vehicle maintenance and related services are from end consumers, independent franchisees and operators, and other end customers, including fleet managers and others that require service solutions to address medium and heavy-duty vehicles.

Valvoline's net revenues are predominantly derived at a point in time with approximately 95% recognized either through services delivered at company-operated service centers or fees for arranging product supply to independent store operators. The remainder of the Company's sales generally relate to fees, including royalties, transferred over time. The following table summarizes Valvoline's sales by timing of revenue recognized for the fiscal years ended September 30:

(In millions)	2022	2021	2020
Net revenues transferred at a point in time	$1,177.2	$986.8	$686.7
Franchised revenues transferred over time	58.9	50.4	40.3
Net revenues	$1,236.1	$1,037.2	$727.0

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

Non-company operated service center operations

The primary performance obligations related to independent service center operations include arrangement of product supply and the license of intellectual property, which provides access to the Valvoline brand and proprietary information to operate service center stores over the term of a franchise agreement. Other franchise performance obligations do not result in material revenue. Each performance obligation is distinct, and franchisees generally receive and consume the benefits provided by the Company’s performance over the course of the franchise agreement, which typically ranges from 10 to 15 years. Billings and payments occur monthly. Variable consideration is not disclosed as remaining performance obligations qualify for the sales-based royalty and usage-based exemptions.

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

Valvoline is the agent in arranging product supply for its independent operators as the continuing operations has no control of the products prior to transfer to the customer. Accordingly, revenue is recognized on a net basis for the fees charged for this service. The Company determines the point in time at which service delivery occurs and the performance obligation is satisfied by considering when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product, which generally coincides with the transfer of title and risk of loss from the supplier to the independent operators.

Customer payment terms vary by customer and are generally 30 to 60 days after service delivery. Valvoline does not provide extended payment terms greater than one year and therefore, does not adjust the promised amount of consideration for the effects of a significant financing component.

Revenue disaggregation

The following table summarizes net revenues by category for the years ended September 30:

(In millions)	2022	2021	2020
Oil changes and related fees	$906.7	$756.7	$527.0
Non-oil changes and related fees	248.3	207.9	142.5
Franchise fees and other	81.1	72.6	57.5
Total	$1,236.1	$1,037.2	$727.0

The following presents net revenues by geographic area where services are delivered for the years ended September 30:

(In millions)	2022	2021	2020
United States	$1,191.8	$997.3	$698.7
Non-U.S.	44.3	39.9	28.3
Total	$1,236.1	$1,037.2	$727.0

Valvoline did not have a single customer that represented 10% or more of consolidated net revenues in fiscal 2022, 2021 or 2020.

Variable consideration

The nature of Valvoline’s transactions with its customers often gives rise to variable consideration consisting of customer discounts, incentives or rebates. The Company determines transaction price as the amount of consideration it expects to be entitled to in exchange for fulfilling the performance obligations, including variable consideration to the extent it is probable that a significant future reversal will not occur. Variable consideration is recorded as a reduction of the transaction price at the time of sale and is primarily estimated utilizing the most likely amount method that is expected to be earned as the Company is able to estimate the anticipated discounts within a sufficiently narrow range of possible outcomes based on its extensive historical experience with certain customers and similar programs. Variable consideration is reassessed at each reporting date and adjustments are made, when necessary.

The reduction of revenues due to customer incentives was $176.5 million, $140.1 million, and $106.0 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2021, and 2020, respectively. Reserves for these customer programs and incentives were $2.8 million and $2.4 million as of September 30, 2022 and 2021, respectively, and are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Allocation of transaction price

In each contract with multiple performance obligations, Valvoline allocates the transaction price, including variable consideration, to each performance obligation on a relative standalone selling price basis, which is generally determined based on the directly observable data of the Company’s standalone sales of the performance obligations in similar circumstances to similar customers. The amount allocated to each performance obligation is recognized as revenue commensurate with the transfer of control to the customer.

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

Expense recognition

Cost of sales are expensed as incurred and include product, labor and benefits, store operating and occupancy, and depreciation expenses. Selling, general and administrative expenses are recognized as incurred and include sales and marketing costs, advertising, customer support, and other corporate and administrative costs. Advertising costs were $54.8 million in fiscal 2022, $48.1 million in fiscal 2021 and $35.2 million in fiscal 2020.

Stock-based compensation

The Company recognizes expense related to stock-based compensation, net of actual forfeitures, over the requisite vesting period based on the grant date fair value of new or modified awards. Substantially all of the awards granted by the Company are routine annual grants. Management evaluates its award grants and modifications and will adjust the fair value if any are determined to be spring-loaded.

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

Once the consolidated income tax provision is computed, the tax effect of pre-tax income from continuing operations is determined without consideration of the current year pre-tax income or loss from other financial statement components, including discontinued operations. The portion of total income tax that remains after the attribution of tax to continuing operations is allocated to the remaining components.

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

Valvoline's interest rate swap agreements are designated as cash flow hedges with effectiveness of the hedges assessed at inception and quarterly thereafter. To the extent the hedging relationship is highly effective, the unrealized gains or losses on the swaps are recorded in Accumulated other comprehensive (loss) income and reclassified into earnings within Net interest and other financing expenses when the payments occur. The Company classifies its cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

The fair values of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets and the change in fair value is reported in Accumulated other comprehensive (loss) income. The fair values of the interest rate swaps are estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The Company does not offset fair value amounts recognized in its Consolidated Balance Sheets for presentation purposes.

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

Currency translation

Operations outside the United States are measured generally using the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income and are included in net earnings only upon sale or substantial liquidation of the underlying non-U.S. subsidiary or affiliated company.

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

Recent accounting pronouncements

The following standards relevant to Valvoline were either issued or are expected to have a meaningful impact on Valvoline in future periods.

Issued but not yet adopted

In March 2020, the FASB issued guidance related to reference rate reform that simplifies the accounting for contract modifications and hedging arrangements as the market transitions from the London Interbank Offered Rate ("LIBOR") and other interbank reference rates to alternative reference rates. The Company has interest rate swap hedging arrangements and variable rate long-term debt for which existing payments are based on LIBOR tenors expected to cease in June 2023. As of September 30, 2022, 34% of Valvoline’s outstanding total long-term debt and interest rate swap agreements with a total notional amount of $275 million are under existing arrangements that mature following LIBOR cessation and do not contain fallback provisions to alternative reference rates. The Company expects to adopt this guidance to the extent there are qualifying contractual modifications prior to the end of calendar 2022 and does not expect application of this guidance to have a material impact on its condensed consolidated financial statements.

The FASB issued other accounting guidance during the period that is not currently applicable or not expected to have a material impact on Valvoline’s financial statements, and therefore, is not described above.

NOTE 3 – DISCONTINUED OPERATIONS

The following table summarizes Income from discontinued operations, net of tax included in the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2022	2021	2020
Net revenues	$2,695.2	$2,086.7	$1,728.8
Cost of sales	2,134.7	1,540.9	1,167.6
Gross profit	560.5	545.8	561.2

Selling, general and administrative expenses	304.3	294.7	264.2
Legacy and separation-related expenses	7.0	—	—
Equity and other income, net	(33.4)	(36.3)	(27.7)
Operating income from discontinued operations	282.6	287.4	324.7
Net pension and other postretirement plan (income) expense	(3.4)	1.9	(3.9)
Net interest and other financing expenses	4.6	2.5	1.1
Income from discontinued operations before income taxes	281.4	283.0	327.5
Income tax (benefit) expense	(33.5)	62.8	80.5
Net income from discontinued operations	$314.9	$220.2	$247.0

The products used in Valvoline’s service delivery are sourced from Global Products. Valvoline will continue this arrangement following the sale of Global Products through a long-term supply agreement whereby Valvoline will purchase substantially all lubricant and certain ancillary products for its stores from Global Products. Net revenues within the results of Global Products above include product sales to the Company's continuing operations which are considered to be effectively settled at the time of the transaction and have not been eliminated. These transactions total the following for the years ended September 30:

(In millions)	2022	2021	2020
Net revenues	$218.1	$143.1	$102.9

Additionally, certain transition services are expected between the businesses following the close of the sale, which are not expected to be material to the consolidated financial statements.

A summary of the held for sale assets and liabilities included in the Consolidated Balance Sheets follows as of September 30:

(In millions)	2022	2021
Current assets
Cash and cash equivalents	$59.0	$107.4
Receivables, net	524.3	430.8
Inventories, net	290.1	230.2
Prepaid expenses and other current assets	35.0	26.1
Current assets held for sale (a)	908.4	794.5

Noncurrent assets
Property, plant and equipment, net	257.4	257.1
Goodwill and intangibles, net	139.8	132.4
Other noncurrent assets	158.6	173.2
Noncurrent assets held for sale (a)	555.8	562.7
Total assets held for sale	$1,464.2	$1,357.2

Current liabilities
Trade and other payables	$264.9	$206.8
Accrued expenses and other liabilities	166.9	169.1
Current liabilities held for sale (a)	431.8	375.9

Noncurrent liabilities
Long-term debt	30.7	37.6
Other noncurrent liabilities	76.8	94.9
Noncurrent liabilities held for sale (a)	107.5	132.5
Total liabilities held for sale	$539.3	$508.4

(a)Assets and liabilities of Global Products are presented as current in the Consolidated Balance Sheet at September 30, 2022, as the Company expects to complete the disposition within one year.
Equity method investments

Summarized financial information for the equity method investments of the Global Products business follows as of and for the years ended September 30:

(In millions)	2022	2021
Financial position
Current assets	$153.4	$161.7
Current liabilities	(84.4)	(89.4)
Working capital	69.0	72.3
Noncurrent assets	24.2	24.9
Noncurrent liabilities	(1.8)	(4.6)
Stockholders’ equity	$91.4	$92.6

(In millions)	2022	2021	2020
Results of operations (a)
Sales	$399.1	$375.2	$272.9
Income from operations	$59.4	$60.4	$50.2
Net income	$30.9	$31.3	$24.6

(a)Includes the results of equity method investments during the Company's period of ownership.

NOTE 4 – FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis are summarized below by level within the fair value hierarchy:

	As of September 30, 2022
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.4	$0.4	$—	$—	$—
Time deposits	13.3	—	13.3	—	—
Prepaid expenses and other current assets
Currency derivatives	6.0	—	6.0	—	—
Interest rate swap agreements	5.2	—	5.2	—	—
Other noncurrent assets
Non-qualified trust funds	6.4	—	—	—	6.4
Interest rate swap agreements	12.6		12.6
Total assets at fair value	$43.9	$0.4	$37.1	$—	$6.4

Accrued expenses and other liabilities
Currency derivatives	$5.2	$—	$5.2	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	19.6	—	—	—	19.6
Total liabilities at fair value	$24.8	$—	$5.2	$—	$19.6

	As of September 30, 2021
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$12.8	$12.8	$—	$—	$—
Time deposits	86.1	—	86.1	—	—
Prepaid expenses and other current assets
Currency derivatives	2.7	—	2.7	—	—
Other noncurrent assets
Non-qualified trust funds	11.0	—	4.0	—	7.0
Interest rate swap agreements	1.6	—	1.6	—	—
Total assets at fair value	$114.2	$12.8	$94.4	$—	$7.0

Accrued expenses and other liabilities
Currency derivatives	$3.3	$—	$3.3	$—	$—
Interest rate swap agreements	0.6	—	0.6	—	—
Other noncurrent liabilities
Deferred compensation obligations	22.7	—	—	—	22.7
Total liabilities at fair value	$26.6	$—	$3.9	$—	$22.7

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

Currency derivatives

The Company had outstanding currency forward contracts with notional values of $150.5 million and $136.7 million as of September 30, 2022 and 2021, respectively. The fair value of these outstanding contracts are recorded as assets and liabilities on a gross basis measured using readily observable market inputs to estimate the fair value for similar derivative instruments and are classified as Level 2. Gains and losses recognized related to these instruments were not material in any period presented herein.

Non-qualified trust funds

The Company maintains a non-qualified trust that is utilized to fund benefit payments for certain of its U.S. non-qualified pension plans. This trust is primarily invested in fixed income U.S. government bonds and mutual funds that are measured at fair value based upon Level 2 inputs corroborated by observable market data and using the NAV per share practical expedient. There were no significant redemption restrictions or unfunded commitments on these mutual fund investments as of September 30, 2022. Gains and losses related to these investments are immediately recognized within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and were not material in any period presented herein.

Interest rate swap agreements

The Company is party to four interest rate swap agreements with three to four year maturities to exchange interest rate payments on $350.0 million of variable rate term loan borrowings to fixed interest rates. The Company expects these hedges to be highly effective and based on interest rates as of September 30, 2022 and current circumstances, estimates that there will not be material reclassifications into earnings over the next twelve months.

The fair value of interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. The Company utilizes Level 2 observable inputs such as interest rate yield curves to estimate fair value for the interest rate swap agreements.

Deferred compensation obligations

The Company has an unfunded deferred compensation plan that is valued based on the underlying participant-directed investments. The fair value of underlying investments in collective trust funds is determined using the NAV provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less its liabilities, divided by outstanding units. There were no significant redemption restrictions or unfunded commitments on these investments as of September 30, 2022. Changes in the fair values are recognized in the Consolidated Statements of Comprehensive Income within Selling, general and administrative expenses and were not material for the periods presented herein.

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

	September 30, 2022			September 30, 2021
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$568.5	$593.7	$(6.3)	$622.4	$593.0	$(7.0)
2031 Notes	400.5	529.2	(5.8)	531.3	528.6	(6.4)
Total	$969.0	$1,122.9	$(12.1)	$1,153.7	$1,121.6	$(13.4)

(a)Carrying values shown are net of unamortized discounts and issuance costs.

Refer to Note 8 for details of these notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 5 – BUSINESS COMBINATIONS

Fiscal 2022

The Company acquired 37 service center stores in single and multi-store transactions, including four former franchise locations and five former Express Care locations converted to company-operated service center stores, for an aggregate purchase price of $50.7 million during the twelve months ended September 30, 2022. These acquisitions contribute to Valvoline's retail presence in key North American markets and increase Valvoline’s retail footprint to over 1,700 system-wide service center stores.

Fiscal 2021

During fiscal 2021, Valvoline acquired 134 service center stores in single and multi-store transactions, including 50 former franchise locations converted to company-operated service centers stores and 12 franchise-operated service center stores, for an aggregate purchase price of $281.7 million. These acquisitions provided an opportunity to expand Valvoline's system of service center stores within key markets and included:

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

Fiscal 2020

During fiscal 2020, Valvoline acquired 35 service center stores in single and multi-store transactions, including 23 former franchise locations converted to company-operated service centers stores, for an aggregate purchase price of $40.1 million. These acquisitions provide an opportunity to expand Valvoline’s system within key markets.

Summary

The following table summarizes the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the years ended September 30:

(In millions)	2022	2021	2020
Inventories	$—	$2.8	$0.8
Other current assets	0.2	0.1	—
Property, plant and equipment (a)	10.0	98.6	6.4
Operating lease assets	9.6	36.4	0.6
Goodwill (b)	39.1	204.4	17.2
Intangible assets (c)
Reacquired franchise rights (d)	2.8	58.6	20.4
Customer relationships	—	0.1	—
Other	0.4	3.1	—
Other current liabilities	(0.8)	(8.3)	(0.7)
Operating lease liabilities	(8.9)	(33.5)	—
Other noncurrent liabilities (a)	(1.7)	(80.6)	(4.6)
Total net assets acquired	$50.7	$281.7	$40.1

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. During the years ended September 30, 2022, 2021 and 2020, finance lease assets acquired were $1.8 million, $84.3 million and $4.1 million, respectively; finance lease liabilities in other current liabilities were $0.1 million, $3.7 million and $0.1 million, respectively; and finance lease liabilities in other noncurrent liabilities were $1.7 million, $80.6 million and $4.0 million, respectively.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Weighted average amortization period of intangible assets acquired is 9 years for fiscal 2022 and 10 years for fiscal 2021 and 2020.
(d)Prior to the acquisition of former franchise service center stores, Valvoline licensed the right to operate franchised service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 10 years for the rights reacquired in each period presented above. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

The fair values above are preliminary for up to one year from the date of acquisition as they are subject to measurement period adjustments as new information is obtained about facts and circumstances that existed as of the acquisition date. The Company did not record any material measurement period adjustments and does not expect any material changes to the preliminary purchase price allocations summarized above for acquisitions completed during the last twelve months.

NOTE 6 – LEASE COMMITMENTS

The following table presents the Company's lease balances as of September 30:

(In millions)	Location in Consolidated Balance Sheets	2022	2021
Assets
Operating lease assets	Operating lease assets	$248.1	$226.1
Finance lease assets	Property, plant and equipment, net	217.1	195.4
Amortization of finance lease assets	Property, plant and equipment, net	(34.2)	(20.1)
Total leased assets		$431.0	$401.4

Liabilities
Current
Operating lease liabilities	Accrued expenses and other liabilities	$26.8	$24.5
Finance lease liabilities	Accrued expenses and other liabilities	10.6	8.8
Noncurrent
Operating lease liabilities	Operating lease liabilities	229.2	208.0
Finance lease liabilities	Other noncurrent liabilities	189.8	177.4
Total lease liabilities		$456.4	$418.7

The following table presents the components of total lease costs for the years ended September 30:

(In millions)	Location in Consolidated Statements of Comprehensive Income	2022	2021
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$36.8	$33.6
Finance lease costs
Amortization of lease assets	Cost of sales	14.1	11.2
Interest on lease liabilities	Net interest and other financing expenses	9.3	8.1
Variable lease cost	Cost of sales and Selling, general and administrative expenses	2.4	2.3
Sublease income	Equity and other income, net	(5.9)	(5.3)
Total lease cost		$56.7	$49.9

Other information related to the Company's leases follows for the years ended September 30:

(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$34.9	$32.2
Operating cash flows from finance leases	$9.3	$8.1
Financing cash flows from finance leases	$8.8	$6.2
Lease assets obtained in exchange for lease obligations:
Operating leases	$46.8	$63.0
Finance leases	$18.6	$118.6

(a)Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded within the Consolidated Balance Sheet as of September 30, 2022:

(In millions)	Operating leases	Finance leases
2023	$36.8	$20.1
2024	35.1	20.3
2025	33.1	20.4
2026	31.6	21.0
2027	29.2	21.1
Thereafter	150.0	168.0
Total future lease payments	315.8	270.9
Imputed interest	59.8	70.5
Present value of lease liabilities	$256.0	$200.4

As of September 30, 2022, Valvoline has additional leases primarily related to its retail service center stores that have not yet commenced with approximately $32.2 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence over the next twelve months and generally have lease terms of 15 years.

The weighted average remaining lease terms and interest rates as of September 30, 2022 were:

	Operating leases	Finance leases
Weighted average remaining lease term (in years)	9.9	12.9
Weighted average discount rate	4.2%	5.2%

NOTE 7 – INTANGIBLE ASSETS

Goodwill

The following summarizes the changes in the carrying amount of goodwill during fiscal 2022 and 2021:

(In millions)
Balance at September 30, 2020	$316.1
Acquisitions	204.4
Currency translation	2.2
Dispositions (a)	(9.9)
Balance at September 30, 2021	512.8
Acquisitions	39.1
Currency translation	(3.7)
Balance at September 30, 2022	$548.2

(a)Derecognition of goodwill as a result of the sale of service center stores to franchisees, which included 12 company-owned, franchise-operated locations in fiscal 2021.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30:

(In millions)	2022			2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$29.6	$(9.2)	$20.4	$30.3	$(7.9)	$22.4
Reacquired franchise rights	118.0	(36.5)	81.5	115.2	(24.1)	91.1
Customer relationships	16.6	(6.9)	9.7	17.5	(5.7)	11.8
Other intangible assets	6.7	(3.4)	3.3	6.4	(2.2)	4.2
Total definite-lived intangible assets	$170.9	$(56.0)	$114.9	$169.4	$(39.9)	$129.5

The table that follows summarizes amortization expense (actual and estimated) for the Company's current intangible assets for the years ended September 30:

(In millions)	Actual	Estimated
	2022	2023	2024	2025	2026	2027
Amortization expense	$16.6	$16.4	$15.9	$13.9	$10.8	$10.3

NOTE 8 – DEBT

The following table summarizes Valvoline’s debt as of September 30:

(In millions)	2022	2021
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	460.0	475.0
Trade Receivables Facility	105.0	58.5
Debt issuance costs and discounts	(12.4)	(13.8)
Total debt	1,687.6	1,654.7
Current portion of long-term debt	162.5	15.0
Long-term debt	$1,525.1	$1,639.7

Senior Notes

The Company's outstanding fixed rate senior notes as of September 30, 2022 consist of 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535.0 million (the “2031 Notes”) and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes” and collectively with the 2031 Notes, the “Senior Notes”). The Senior Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the Senior Notes from the holders thereof. The Senior Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to maturity in the manner specified in the governing indentures.

2031 Notes

In January 2021, Valvoline issued the 2031 Notes in a private offering for net proceeds of $527.5 million (after deducting initial purchasers’ discounts and debt issuance costs). The net proceeds, along with cash and cash equivalents on hand, were used to redeem in full Valvoline's 4.375% senior unsecured notes due 2025 with an aggregate principal amount of $800.0 million (the “2025 Notes”), including an early redemption premium of $26.3 million, accrued and unpaid interest, as well as related fees and expenses for an aggregate redemption price of approximately $840.7 million. A loss on extinguishment of the 2025 Notes of $36.4 million was recognized in Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2021, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

2030 Notes

In February 2020, Valvoline issued the 2030 Notes in a private offering for net proceeds of $592.1 million (after deducting initial purchasers’ discounts and debt issuance costs). A portion of the net proceeds were used to redeem in full Valvoline's 5.500% senior unsecured notes due 2024 at the aggregate principal amount of $375.0 million (the “2024 Notes”), plus an early redemption premium of $15.5 million, accrued and unpaid interest, as well as related fees and expenses for an aggregate redemption price of $393.7 million. A loss on extinguishment of the 2024 Notes of $19.4 million was recognized in Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2020, comprised of the early redemption premium and the write-off of related unamortized debt issuance costs and discounts.

A portion of the net proceeds from the offering of the 2030 Notes were also utilized to prepay $100.0 million of indebtedness from the Company's term loan facility under the Senior Credit Agreement, with the remainder of the net proceeds used for general corporate purposes. In response to the COVID-19 pandemic, the Company preserved the remaining proceeds during fiscal 2020 to maintain its liquidity.

Senior Credit Agreement

Key terms and conditions

The Senior Credit Agreement provides an aggregate principal amount of $1,050.0 million in senior secured credit facilities, comprised of (i) a five-year $575.0 million term loan facility (the “Term Loan”) and (ii) a 5-year $475.0 million revolving credit facility (the “Revolver”), including a $100.0 million letter of credit sublimit.

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

Summary of activity

As of September 30, 2022 and 2021, the Term Loan had an outstanding balance of $460.0 million and $475.0 million, respectively, and there were no amounts outstanding under the Revolver. During fiscal 2022, Valvoline made payments on the Term Loan of $15.0 million with approximately $14.4 million due each quarter remaining through maturity. The total borrowing capacity remaining under the Revolver was $470.0 million as of September 30, 2022, due to a reduction of $5.0 million for letters of credit outstanding.

Trade Receivables Facility

Key terms and conditions

In April 2021, Valvoline amended its $175.0 million trade receivables securitization facility (the “Trade Receivables Facility”), to extend its maturity to April 2024 and modify the eligibility requirements for certain receivables. The amendment also reduced the minimum required borrowing to the lesser of (i) 33 percent of the total facility limit or (ii) the borrowing base from the availability of eligible receivables, in addition to permitting up to a 30 consecutive day annual exemption from this requirement. The Trade Receivables Facility is subject to customary default and termination provisions.

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

The financing subsidiary pays customary fees to the lenders, and advances by a lender under the Trade Receivables Facility accrue interest for which the weighted average interest rates were 1.9% and 1.0% for the years ended September 30, 2022 and 2021, respectively.

Summary of activity

The financing subsidiary owned $387.9 million and $300.9 million of outstanding accounts receivable as of September 30, 2022 and 2021, respectively. These outstanding accounts receivable substantially relate to the Global Products business and were reported in Current assets held for sale, with a smaller portion reported within Receivables, net in the Company’s Consolidated Balance Sheets. The Trade Receivables Facility had an outstanding balance of $105.0 million and $58.5 million as of September 30, 2022 and 2021, respectively, with $70.0 million of borrowing capacity remaining as of September 30, 2022. The outstanding obligation under the Trade Receivables Facility is classified within Current portion of long-term debt within the Consolidated Balance Sheet as of September 30, 2022 due to the payment requirement in connection with the sale of Global Products.

Covenants and guarantees

The Company is required to satisfy certain covenants pursuant to its long-term borrowings. These covenants contain customary limitations, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, and affiliate transactions. The maintenance of financial covenants as of the end of each fiscal quarter is required, as defined in the Senior Credit Agreement, including: i) a maximum net leverage ratio of 4.5, which is calculated as net debt divided by Adjusted EBITDA and ii) a minimum interest coverage ratio of 3.0, which is calculated as Adjusted EBITDA divided by net interest expense. Cross-default provisions also exist between certain debt instruments. As of September 30, 2022 and 2021, the Company was in compliance with all debt covenants.

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

Long-term debt maturities

The future maturities of debt outstanding as of September 30, 2022, excluding debt issuance costs and discounts, are as follows:

(In millions)
Years ending September 30
2023	$162.5
2024	402.5
2025	—
2026	—
2027	—
Thereafter (a)	1,135.0
Total	$1,700.0

(a)In connection with the sale of the Global Products business, a portion of the net proceeds may be utilized to reduce debt that is classified in the table above based on its current contractual maturity.

NOTE 9 – INCOME TAXES

Components of income tax expense

Income tax expense consisted of the following for the years ended September 30:

(In millions)	2022	2021	2020
Current
Federal	$9.4	$(0.9)	$(14.4)
State	4.3	2.1	(2.6)
Non-U.S.	3.0	1.8	1.7
	16.7	3.0	(15.3)
Deferred
Federal	16.2	47.7	43.8
State	1.3	9.0	24.8
Non-U.S.	0.5	0.2	0.1
	18.0	56.9	68.7
Income tax expense	$34.7	$59.9	$53.4

The following presents pre-tax income and the principal components of the reconciliation between the effective tax rate and the U.S. federal statutory income tax rate in effect for the years ended September 30:

(In millions)	2022	2021	2020
Income before income taxes
United States	$119.1	$250.8	$115.6
Non-U.S.	25.0	9.2	7.4
Total income before income taxes	$144.1	$260.0	$123.0

U.S. statutory tax rate	21%	21%	21%
Income taxes computed at U.S. statutory tax rate	$30.3	$54.6	$25.8
(Decrease) increase in amount computed resulting from:
Unrecognized tax benefits	0.1	0.8	0.6
State taxes, net of federal benefit	5.2	9.3	3.7
International rate differential	(0.4)	—	0.2
Permanent items	(1.0)	0.5	0.4
Remeasurement of net deferred taxes	(0.5)	0.1	1.0
Return-to-provision adjustments	(0.4)	0.6	(0.8)
Change in valuation allowances	1.8	—	28.7
Tax Matters Agreement activity	—	(5.6)	(6.4)
Other	(0.4)	(0.4)	0.2
Income tax expense	$34.7	$59.9	$53.4
Effective tax rate	24.1%	23.0%	43.4%

The higher effective tax rate in fiscal 2022 from the prior year was principally driven by tax benefits recognized during the prior year period as a result audit settlements. Lower pre-tax income in fiscal 2022 resulted in lower current year tax expense over the prior year.

The lower year-over-year effective tax rate in fiscal 2021 was primarily driven by increased expense recognized in fiscal 2020 to establish a $28.5 million valuation allowance on certain legacy tax attributes, which did not recur in fiscal 2021. Additionally, increased pre-tax income in fiscal 2021 resulted in higher tax expense over fiscal 2020.

Deferred taxes

A summary of the deferred tax assets and liabilities included in the Consolidated Balance Sheets follows as of September 30:

(In millions)	2022	2021
Deferred tax assets
Non-U.S. net operating loss carryforwards (a)	$0.7	$0.6
State net operating loss carryforwards (b)	17.5	17.6
Employee benefit obligations	43.6	45.5
Compensation accruals	22.8	25.0
Credit carryforwards (c)	12.3	12.4
Operating lease liabilities	99.6	90.9
Outside basis difference (d)	99.1	—
Other	23.0	18.7
Valuation allowances (e)	(33.3)	(31.8)
Net deferred tax assets	285.3	178.9
Deferred tax liabilities
Goodwill and other intangibles	18.7	18.1
Property, plant and equipment	131.6	111.5
Operating lease assets	74.5	70.5
Total deferred tax liabilities	224.8	200.1
Total net deferred tax assets (liabilities) (f)	$60.5	$(21.2)

(a)Gross non-U.S. net operating loss carryforwards of $2.4 million expire in fiscal years 2039 to 2042.
(b)Apportioned gross state net operating loss carryforwards of $361.3 million expire in fiscal years 2023 through 2034.
(c)Credit carryforwards consist primarily of U.S. tax credits that generally expire in fiscal years 2025 through 2036.
(d)Outside tax over GAAP basis difference recorded through discontinued operations.
(e)Valuation allowances at September 30, 2022 primarily relate to state net operating loss carryforwards and certain other federal legacy tax attributes that are not expected to be realized or realizable.
(f)Balances are presented in the Consolidated Balance Sheets based on the net position of each tax jurisdiction.

Tax Matters Agreement

Background

Prior to its initial public offering (the "IPO") in September 2016, the Valvoline business operated as a wholly-owned subsidiary of Ashland Inc. (which together with its predecessors and consolidated subsidiaries is referred to herein as “Ashland”). In advance of the IPO, the Valvoline business and certain other legacy Ashland assets and liabilities were transferred from Ashland to Valvoline as a reorganization of entities under common Ashland control (the "Contribution"). In connection with the IPO, Ashland retained 83% of the total outstanding shares of Valvoline's common stock. On May 12, 2017, Ashland distributed its interest in Valvoline to Ashland stockholders through a pro rata dividend on shares of Ashland common stock outstanding (the "Distribution"), which marked the completion of Valvoline's separation from Ashland.

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

Summary of activity

Adjustments to the net obligations to Ashland under the Tax Matters Agreement are recorded within Net legacy and separation-related expenses (income), with any resulting impacts to Valvoline's stand-alone income tax provision recorded in Income tax expense within the Consolidated Statements of Comprehensive Income. Amounts recognized in the current period are not material.

During fiscal 2021, the Company reduced its indemnity obligations to Ashland by $33.0 million, principally due to settlement for fiscal 2014 to 2016 federal audit examinations. This reduction resulted in pre-tax income of $26.8 million and an income tax benefit of $5.8 million attributable to the Valvoline stand-alone business.

During fiscal 2020, the Company determined it did not expect to utilize certain tax attributes that were transferred from Ashland as a result of the Contribution. Accordingly, the Company recognized income tax expense of $28.5 million to establish a valuation allowance for these tax attributes with an offsetting reduction in its indemnity obligation, the combined effects of which had no impact on net income in the fiscal year ended September 30, 2020.

Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement are primarily recorded in Other noncurrent liabilities in the Consolidated Balance Sheets and were $0.6 million and $1.3 million as of September 30, 2022 and 2021, respectively. Given the indemnification of Ashland for periods in which Valvoline was included in Ashland Group Returns, a portion of the Company's liability for unrecognized tax benefits is included in the Tax Matters Agreement obligation. The periods under indemnity that currently remain open to examination include certain U.S. state jurisdictions from fiscal 2011.

Unrecognized tax benefits

The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended September 30:

(In millions)	2022	2021	2020
Gross unrecognized tax benefits as of October 1	$8.7	$13.4	$12.4
Increases related to tax positions from prior years	0.1	1.5	0.5
Decreases related to tax positions from prior years	(0.6)	(1.3)	—
Increases related to tax positions taken during the current year	0.8	0.7	0.9
Settlements with tax authorities	—	(4.2)	—
Lapses of statutes of limitation	(0.8)	(1.4)	(0.4)
Gross unrecognized tax benefits as of September 30 (a)	$8.2	$8.7	$13.4

(a)These unrecognized tax benefits would favorably impact the continuing operations and discontinued operations effective income tax rates, if recognized. Accruals for interest and penalties were $1.2 million as of September 30, 2022 and $1.1 million as of September 30, 2021.

The Company's U.S. federal income tax returns and Canada remain open to examination from fiscal 2018 forward. Fiscal years including and after 2017 remain open to examination by certain U.S. state jurisdictions.

Because Valvoline is routinely under examination by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during fiscal 2023. Due to the complexity and number of open years, it is not practical to estimate the amount or range of such change at this time. Based on current information available, management does not expect a material change to the Company's gross unrecognized tax benefits within fiscal 2023.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Pension and other postretirement plans

The components of pension and other postretirement plans net periodic benefit costs (income) and the assumptions used in this determination are summarized below for the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2022	2021	2020	2022	2021	2020
Net periodic benefit costs (income)
Interest cost	$43.0	$41.2	$59.6	$0.7	$0.7	$1.1
Expected return on plan assets	(78.6)	(84.0)	(85.3)	—	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.1	(2.2)	(11.9)	(11.8)
Actuarial loss (gain)	49.5	(75.1)	(21.6)	(5.6)	0.8	3.0
Net periodic benefit costs (income)	$14.0	$(117.8)	$(47.2)	$(7.1)	$(10.4)	$(7.7)
Weighted-average plan assumptions
Discount rate for interest cost	2.10%	1.91%	2.80%	1.92%	1.76%	2.68%
Expected long-term rate of return on plan assets	4.10%	4.40%	4.70%	—	—	—

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. These gains and losses are reported within Net pension and other postretirement plan income in the Consolidated Statements of Comprehensive Income and included a loss of $43.9 million for the year ended September 30, 2022 and gains of $74.3 million and $18.6 million for the years ended September 30, 2021 and 2020, respectively.

This fiscal 2022 loss was primarily attributed to lower-than-expected returns on plan assets, partially offset by higher discount rates. The fiscal 2021 gain was primarily attributed to higher-than-expected returns on plan assets and an increase in discount rates. The fiscal 2020 gain was primarily attributed to higher-than-expected returns on plan assets and favorable changes in mortality assumptions, which more than offset the impacts of lower discount rates.

The following table summarizes the net periodic benefit income and the amortization of prior service credits recognized during the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2022	2021	2020	2022	2021	2020
Amortization of prior service credits recognized in Accumulated other comprehensive income	$(0.1)	$(0.1)	$(0.1)	$2.2	$11.9	$11.8
Net periodic benefit loss (income)	14.0	(117.8)	(47.2)	(7.1)	(10.4)	(7.7)
Total pre-tax amount recognized in comprehensive loss (income)	$13.9	$(117.9)	$(47.3)	$(4.9)	$1.5	$4.1

Obligations and funded status

Changes in benefit obligations and the fair value of plan assets, as well as key assumptions used to determine the benefit obligations, and the amounts in the Consolidated Balance Sheets for the Company’s pension and other postretirement benefit plans are summarized below as of September 30:

(In millions)	Pension benefits		Other postretirement benefits
	2022	2021	2022	2021
Change in benefit obligations
Benefit obligations as of October 1	$2,132.9	$2,251.7	$38.9	$41.6
Interest cost	43.0	41.2	0.7	0.7
Benefits paid	(128.0)	(130.3)	(3.3)	(4.1)
Actuarial (gain) loss	(458.3)	(31.7)	(5.6)	0.7
Transfers in	0.5	3.2	—	—
Settlements	(4.9)	(1.2)	—	—
Benefit obligations as of September 30	$1,585.2	$2,132.9	$30.7	$38.9
Change in plan assets
Fair value of plan assets as of October 1	$1,987.0	$1,977.9	$—	$—
Actual return on plan assets	(429.5)	127.7	—	—
Employer contributions	13.0	9.7	3.3	4.1
Benefits paid	(128.0)	(130.3)	(3.3)	(4.1)
Settlements	(4.9)	(1.2)	—	—
Transfers in	0.5	3.2	—	—
Fair value of plan assets as of September 30	$1,438.1	$1,987.0	$—	$—

Unfunded status of the plans as of September 30	$147.1	$145.9	$30.7	$38.9

(In millions)	Pension benefits		Other postretirement benefits
	2022	2021	2022	2021
Amounts in the Consolidated Balance Sheets
Noncurrent benefit assets (a)	$33.7	$71.5	$—	$—

Current benefit liabilities (b)	9.1	9.3	4.4	4.2
Noncurrent benefit liabilities (c)	171.7	208.1	26.3	34.7
Total benefit liabilities	180.8	217.4	30.7	38.9

Net liabilities recognized	$147.1	$145.9	$30.7	$38.9

Balance in Accumulated other comprehensive loss
Prior service cost (credit)	$1.2	$1.3	$(18.9)	$(21.1)

Weighted-average plan assumptions
Discount rate	5.58%	2.70%	5.56%	2.53%
Healthcare cost trend rate (d)	—	—	5.6%	5.7%

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

Accumulated benefit obligation

The accumulated benefit obligation for all pension plans was $1.6 billion and $2.1 billion as of September 30, 2022 and 2021, respectively. Pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets follows for the Company’s plans as of September 30:

(In millions)	2022		2021
	Benefit obligation	Plan assets	Benefit obligation	Plan assets
Plans with projected and accumulated benefit obligations in excess of plan assets	$1,177.7	$996.9	$1,591.5	$1,374.0

Plan assets

Pension plan asset investments and their level within the fair value hierarchy is summarized below as of:

(In millions)	September 30, 2022
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$56.9	$56.9	$—	$—	$—
U.S. government securities and futures	73.8	—	73.8	—	—
Other government securities	36.1	—	36.1	—	—
Corporate debt instruments	1,066.9	—	1,066.9	—	—
Private equity and hedge funds	13.3	—	—	—	13.3
Collective trust funds	190.3	—	—	—	190.3
Other investments	0.8	—	0.8	—	—
Total assets at fair value	$1,438.1	$56.9	$1,177.6	$—	$203.6

(In millions)	September 30, 2021
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$134.4	$134.4	$—	$—	$—
U.S. government securities and futures	95.5	—	95.5	—	—
Other government securities	58.3	—	58.3	—	—
Corporate debt instruments	1,370.7	—	1,370.7	—	—
Private equity and hedge funds	10.9	—	—	—	10.9
Collective trust funds	308.1	—	—	—	308.1
Other investments	9.1	—	9.1	—	—
Total assets at fair value	$1,987.0	$134.4	$1,533.6	$—	$319.0

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

The following summarizes investments for which fair value is measured using the NAV per share practical expedient as of September 30, 2022:

(In millions)	Fair value at NAV	Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Long/short hedge funds	$4.4	$—	None (a)	None (a)
Relative value hedge funds	3.1	—	None (b)	None (b)
Event driven hedge funds	0.4	—	None (b)	None (b)
Collective trust funds	190.3	—	Daily	Up to 3 days
Private equity	5.4	1.6	None (c)	None (c)
	$203.6	$1.6

(a)These hedge funds are in the process of liquidation over the next year.
(b)These hedge funds are in the process of liquidation and the timing is unknown.
(c)These private equity instruments are estimated to be liquidated over the next 1 to 5 years.

Investments and strategy

In developing an investment strategy for its defined benefit plans, Valvoline considered the following factors: the nature of the liabilities of the plans; the allocation of liabilities between active, deferred and retired plan participants; the funded status of the plans; the applicable investment horizon; the respective size of the plans; and historical and expected investment returns. Valvoline’s pension plan assets are managed by outside investment managers, which are monitored against investment benchmark returns and Valvoline's established investment strategy. Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated between investment managers to optimize returns and maintain an appropriate asset mix and diversification of investments.

The current target asset allocation for the plans is 90% fixed income securities and 10% equity-based securities. Fixed income securities are liability matching assets that primarily include long duration, high grade corporate debt obligations. Equity-based securities are return-seeking assets that include both traditional equities as well as a mix of non-traditional assets such as hedge and commingled funds and private equity. Investment managers may employ a limited use of futures or other derivatives to manage risk within the portfolio through efficient exposure to markets. Valvoline’s pension plans hold a variety of investments designed to diversify risk and achieve an adequate net investment return to provide for future benefit payments to its participants.

The weighted-average asset allocations for Valvoline’s plans by asset category follow as of September 30:

	Target	2022	2021
Plan assets allocation
Equity securities	3-10%	7%	11%
Debt securities	80-100%	92%	88%
Other	0-10%	1%	1%
Total		100%	100%

The basis for determining the expected long-term rate of return is a combination of future return assumptions for the various asset classes in Valvoline’s investment portfolio based on active management, historical analysis of previous returns, market indices, and a projection of inflation, net of plan expenses.

Funding and benefit payments

Valvoline contributed $13.0 million and $9.7 million to its pension plans during fiscal 2022 and 2021, respectively. Valvoline does not plan to contribute to its qualified pension plans in fiscal 2023 and expects to contribute approximately $9.0 million to its non-qualified pension plans.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five fiscal years ended September 30 and the five fiscal years thereafter in aggregate:

(In millions)	Pension benefits	Other postretirement benefits
2023	$141.9	$4.3
2024	137.7	3.6
2025	136.4	3.2
2026	135.1	2.8
2027	133.2	2.6
2028 - 2032	622.5	11.0
Total	$1,306.8	$27.5

Other plans

Defined contribution and other defined benefit plans

Valvoline sponsors certain defined contribution savings plans that provide matching contributions. Expense associated with these plans was $15.9 million in fiscal 2022, $6.0 million in fiscal 2021 and $5.2 million in fiscal 2020.

Valvoline also sponsors a long-term disability benefit plan. Total liabilities associated with this plan were $1.9 million and $2.6 million as of September 30, 2022 and 2021, respectively.

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

Incentive plans

Reserves for incentive plans were $13.6 million and $18.4 million as of September 30, 2022 and 2021, respectively.

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

NOTE 12 – STOCK-BASED COMPENSATION PLANS

Valvoline has approved stock-based incentive plans that authorize 21.0 million shares of common stock to be issued, with approximately 10.5 million shares of common stock remaining available for issuance as of September 30, 2022. The Valvoline stock-based incentive plans authorize the grant of stock options, stock appreciation rights (“SARs”), and nonvested stock awards, principally in the form of restricted stock, restricted stock units, and performance share units. The following summarizes stock-based compensation expense recognized by the Company during the years ended September 30:

(In millions)	2022	2021	2020
Stock appreciation rights	$1.5	$1.3	$1.2
Nonvested stock awards	8.4	7.9	7.5
Total stock-based compensation expense, pre-tax	9.9	9.2	8.7
Tax benefit	(2.5)	(2.3)	(2.2)
Total stock-based compensation expense, net of tax	$7.4	$6.9	$6.5

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

The following summarizes nonvested stock award activity during the year ended September 30, 2022:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Unvested shares as of September 30, 2021	1,968.1	$21.50
Granted	421.9	$35.32
Performance adjustments (a)	25.0	$25.71
Vested	(517.8)	$22.44
Forfeited	(79.9)	$25.46
Unvested shares as of September 30, 2022	1,817.3	$25.53

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

	2022	2021	2020
Weighted average grant date fair value per share	$33.98	$21.81	$23.21
Assumptions (weighted average)
Risk-free interest rates (a)	1.6%	0.2%	1.6%
Expected dividend yield	1.8%	2.3%	2.1%
Expected volatility (b)	41.5%	42.0%	26.0%
Expected term (in years)	3.0	3.0	3.0

(a)Based on the U.S. Treasury yield curve in effect at the time of grant or modification for the expected term of the award. The range of risk-free interest rates used for performance awards was 1.14% to 1.88% in fiscal 2022, 0.13% to 0.23% in fiscal 2021, and 1.55% to 1.59% in fiscal 2020.
(b)Expected volatility is based on historical volatilities over periods commensurate with the expected term. In recent years, Valvoline utilized its historical daily closing price over this period.

The total grant date fair value of nonvested stock awards vested and the weighted average grant date fair value of nonvested stock awards granted follows for the years ended September 30:

(In millions, except weighted average)	2022	2021	2020
Total grant date fair value of shares vested	$11.2	$6.5	$4.6
Weighted average grant date fair value	$35.32	$22.33	$22.17

As of September 30, 2022, there was $11.3 million of total unrecognized compensation costs related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years. The aggregate intrinsic value of nonvested stock awards as of September 30, 2022 is $46.0 million.

NOTE 13 - EARNINGS PER SHARE

The following summarizes basic and diluted EPS for the years ended September 30:

(In millions, except per share data)	2022	2021	2020
Numerator
Income from continuing operations	$109.4	$200.1	$69.6
Income from discontinued operations, net of tax	314.9	220.2	247.0
Net income	$424.3	$420.3	$316.6
Denominator
Weighted average common shares outstanding	179.1	182.5	187.0
Effect of potentially dilutive securities (a)	1.3	1.0	0.5
Weighted average diluted shares outstanding	180.4	183.5	187.5

Basic earnings per share
Continuing operations	$0.61	$1.10	$0.38
Discontinued operations	1.76	1.20	1.32
Basic earnings per share	$2.37	$2.30	$1.70

Diluted earnings per share
Continuing operations	$0.61	$1.09	$0.37
Discontinued operations	1.74	1.20	1.32
Diluted earnings per share	$2.35	$2.29	$1.69

(a)There were approximately 1.0 million outstanding securities, primarily SARs, not included in the computation of diluted earnings per share in the year ended September 30, 2020 because the effect would have been antidilutive.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated other comprehensive income (loss) by component for fiscal years 2022 and 2021 were as follows:

(In millions)	Unamortized benefit plan credits	Currency translation adjustments	Changes in fair value of cash flow hedges	Total
Balance as of September 30, 2020	$25.8	$(16.7)	$(0.9)	$8.2
Other comprehensive income (loss) before reclassification	—	6.8	2.9	9.7
Gains reclassified out of accumulated other comprehensive income	(11.8)	—	(0.7)	(12.5)
Tax benefit (expense)	2.8	(0.2)	(0.5)	2.1
Balance as of September 30, 2021	16.8	(10.1)	0.8	7.5
Other comprehensive income (loss) before reclassification	—	(40.0)	15.4	(24.6)
Gains reclassified out of accumulated other comprehensive income	(2.2)	—	1.4	(0.8)
Tax benefit (expense)	0.5	0.4	(4.3)	(3.4)
Balance as of September 30, 2022	$15.1	$(49.7)	$13.3	$(21.3)

Amounts reclassified from Accumulated other comprehensive income (loss) follow for the years ended September 30:

(in millions)	2022	2021	2020
Amortization of pension and other postretirement plan prior service credits (a)	$(2.2)	$(11.8)	$(11.8)
Loss on liquidation of subsidiaries (b)	—	—	0.6
Loss (gain) on cash flow hedges (c)	1.4	(0.7)	—
Tax effect of reclassifications	(3.4)	2.1	3.0
Total amounts reclassified, net of tax	$(4.2)	$(10.4)	$(8.2)

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

NOTE 15 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals shown within the Consolidated Statements of Cash Flows for the years ended September 30:

(In millions)	2022	2021	2020
Cash and cash equivalents - continuing operations	$23.4	$122.6	$639.7
Cash and cash equivalents - discontinued operations	59.0	107.4	119.9
Restricted cash - continuing operations (a)	—	—	0.3
Restricted cash - discontinued operations (b)	1.5	1.4	0.6
Total cash, cash equivalents and restricted cash	$83.9	$231.4	$760.5

(a)Included in Prepaid expenses and other current assets within the Consolidated Balance Sheets.
(b)Included in Current assets held for sale with the Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Consolidated Balance Sheets as of September 30:

(In millions)	2022	2021
Current
Trade	$56.2	$50.0
Other	14.3	5.4
Notes receivable from franchisees	0.2	10.2
Receivables, gross	70.7	65.6
Allowance for credit losses	(4.6)	(0.3)
Receivables, net	$66.1	$65.3

Property, plant and equipment

The following table summarizes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2022	2021
Land	$134.7	$119.3
Buildings	562.8	471.2
Machinery and equipment	236.0	211.6
Construction in progress	82.4	53.5
Total property, plant and equipment	1,015.9	855.6
Accumulated depreciation	(347.3)	(295.8)
Net property, plant and equipment	$668.6	$559.8
The following table summarizes finance lease assets included in net property, plant and equipment as of September 30:

(In millions)	2022	2021
Land	$75.3	$63.9
Buildings	141.8	131.5
Total finance lease assets	217.1	195.4
Accumulated depreciation	(34.2)	(20.1)
Net finance lease assets	$182.9	$175.3

Non-cash transactions, including finance leases, recognized within total property, plant and equipment were $23.2 million and $126.3 million during the years ended September 30, 2022 and 2021, respectively.

The following summarizes expense associated with property, plant and equipment recognized within the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2022	2021	2020
Depreciation (includes finance leases)	$54.7	$46.8	$31.2
Long-lived assets

The following presents long-lived assets comprised of net property, plant and equipment and operating lease assets by geographic area in which the assets physically reside for the years ended September 30:

	Property, plant and equipment, net		Operating lease assets
(In millions)	2022	2021	2022	2021
United States	$647.7	$550.8	$229.0	$208.1
Non-U.S.	20.9	9.0	19.1	18.0
Total	$668.6	$559.8	$248.1	$226.1

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information and per share data:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In millions, except per share amounts)	2022	2021	2022	2021	2022	2021	2022	2021
Net revenues	$287.3	$215.5	$296.0	$244.9	$317.4	$281.6	$335.4	$295.2
Gross profit	$112.2	$81.4	$107.3	$105.5	$127.8	$126.0	$129.1	$119.4
Operating income	$52.0	$31.9	$40.0	$51.2	$61.1	$69.3	$67.2	$87.7
Income before income taxes	$44.3	$24.7	$32.3	$10.8	$53.0	$66.3	$14.5	$158.2
Income from continuing operations	$34.2	$18.1	$23.0	$8.3	$39.8	$49.0	$12.4	$124.7
Income from discontinued operations, net of tax	$52.8	$68.6	$58.4	$59.5	$58.4	$47.9	$145.3	$44.2
Net income	$87.0	$86.7	$81.4	$67.8	$98.2	$96.9	$157.7	$168.9

Net earnings per share
Basic
Continuing operations	$0.19	$0.10	$0.13	$0.05	$0.22	$0.27	$0.07	$0.69
Discontinued operations	0.29	0.37	0.32	0.32	0.33	0.26	0.82	0.24
Basic earnings per share	$0.48	$0.47	$0.45	$0.37	$0.55	$0.53	$0.89	$0.93

Diluted
Continuing operations	$0.19	$0.10	$0.13	$0.05	$0.22	$0.27	$0.07	$0.68
Discontinued operations	0.29	0.37	0.32	0.32	0.33	0.26	0.81	0.24
Diluted earnings per share	$0.48	$0.47	$0.45	$0.37	$0.55	$0.53	$0.88	$0.92

NOTE 17 – SUBSEQUENT EVENTS

Dividend declaration

On November 21, 2022, the Board approved a quarterly cash dividend of $0.125 per share of common stock. The dividend is payable December 15, 2022 to shareholders of record on December 2, 2022.

Share repurchases

The Company repurchased approximately 1.8 million shares for an aggregate amount of $51.2 million from October 1, 2022 through November 18, 2022 pursuant to the May 17, 2021 Board authorization to repurchase up to $300.0 million of common stock through September 30, 2024 (the "2021 Share Repurchase Authorization").

The Company announced on November 15, 2022 that its Board approved a share repurchase authorization of $1.6 billion (the “2022 Share Repurchase Authorization”). The Board approved the 2022 Share Repurchase Authorization to effectuate a significant return of capital to shareholders of a substantial portion of the expected net proceeds from the sale of the Global Products business. The Company generally expects to repurchase shares of its common stock up to the full amount of the authorization within 18 months of the closing of the sale of Global Products. However, the timing and amount of any repurchases of common stock will be solely at the discretion of the Company and subject to general business and market conditions, including closing the sale of Global Products, as well as other factors, including legal and regulatory restrictions. The 2022 Share Repurchase Authorization is in addition to the 2021 Share Repurchase Authorization of which $79.2 million remained as of November 18, 2022.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022 based on those criteria. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Valvoline’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, which appears herein.

Changes in internal control

The Company entered into a definitive agreement to sell its Global Products business on July 31, 2022, which triggered classification and presentation of this business as held for sale and a discontinued operation within Valvoline’s consolidated financial statements. Management designed and implemented responsive control procedures related to its financial reporting, which were assessed as of September 30, 2022 during the annual operation of these controls.

There were no other changes that occurred during the fourth fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Valvoline Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Valvoline Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated November 23, 2022, expressed an unqualified opinion thereon.

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

Louisville, Kentucky
November 23, 2022

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of Valvoline’s executive officers and related information appears under the caption “Executive Officers of Valvoline” in Item 1 of Part I of this Annual Report on Form 10-K. The other information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2022 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2022 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2022 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2022 and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2022 and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) Financial statements

The consolidated financial statements of Valvoline filed as part of this Annual Report on Form 10-K are included in Item 8 of Part II.

Separate financial statements of unconsolidated affiliates are omitted because none of these companies constitute significant subsidiaries using the 20% tests when considered individually. Summarized financial information for all unconsolidated affiliates is disclosed in Note 3 of the Notes to Consolidated Financial Statements.

(2) Financial statement schedules

Financial Statement Schedule II - Valuation and Qualifying Accounts included within this Item 15 in this Annual Report on Form 10-K. All other schedules are not required under the related instructions or are not applicable.

(3) Exhibits

Refer to Item 15(b) included in this Annual Report on Form 10-K.

(b) Documents required by Item 601 of Regulation S-K

2.1	-
Equity Purchase Agreement, dated as of July 31, 2022 among Valvoline Inc., Gateway Velocity Holding Corp. and Aramco Overseas Company B.V. (incorporated by reference to Exhibit 2.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on August 1, 2022).

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

4.4	-	Description of Securities (incorporated by reference to Exhibit 4.5 to Valvoline’s Annual Report on 10-K (File No. 001-37884) filed on November 19, 2021).

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
Form of Outside Director Restricted Stock Unit Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 to Valvoline’s Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

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
Valvoline Change in Control Severance Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.3 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

10.23	-
Valvoline Severance Pay Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.4 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

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

10.27*		Amendment No. 2, dated as of November 10, 2022, to Valvoline Credit Agreement.

10.28	-
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

10.30	-
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

10.31	-
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

10.32	-
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

10.33	-
Sale Agreement, dated as of November 29, 2016, by and between Valvoline LLC and LEX Capital LLC (incorporated by reference to Exhibit 10.2 to Valvoline Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016).

10.34	-
Parent Undertaking, dated as of November 29, 2016, by Valvoline Inc. in favor of PNC Bank National Association and the Secured Parties. (incorporated by reference to Exhibit 10.3 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on December 2, 2016.

10.35	-
Separation Agreement, dated as of September 22, 2016, by and between Ashland Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.15 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.36	-
Tax Matters Agreement, dated as of September 22, 2016, by and between Ashland Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.18 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.37	-
Employee Matters Agreement, dated as of September 22, 2016, by and between Ashland Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.19 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

21*	-	List of Subsidiaries.

23.1*	-	Consent of Ernst & Young LLP.

24*	-	Power of Attorney.

31.1*	-	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	-
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

VALVOLINE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2022, 2021 and 2020
(In millions)
(A)	(B)	(C)		(D)	(E)
		Additions
Description	Balance at beginning of period	Charged to expenses	Charged to other accounts	Deductions	Balance at end of period
Current allowance for credit losses
Year ended September 30, 2022	$0.3	$4.5	$(0.2)	$—	$4.6
Year ended September 30, 2021	$0.3	$—	$—	$—	$0.3
Year ended September 30, 2020	$0.9	$—	$(0.6)	$—	$0.3
Deferred tax asset valuation allowance
Year ended September 30, 2022	$31.8	$1.5	$—	$—	$33.3
Year ended September 30, 2021	$29.7	$0.9	$1.2	$—	$31.8
Year ended September 30, 2020	$2.0	$28.9	$—	$(1.2)	$29.7

ITEM 16.      FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer
Date: November 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 23, 2022.

Signatures	Capacity
/s/ Samuel J. Mitchell, Jr.	Chief Executive Officer and Director
Samuel J. Mitchell, Jr.	(Principal Executive Officer)

/s/ Mary E. Meixelsperger	Chief Financial Officer
Mary E. Meixelsperger	(Principal Financial Officer)

/s/ Michael S. Ryan	Chief Accounting Officer and Controller
Michael S. Ryan	(Principal Accounting Officer)

*	Chairman of the Board and Director
Richard J. Freeland
*	Director
Gerald W. Evans, Jr.
*	Director
Carol H. Kruse
*	Director
Stephen E. Macadam
*	Director
Vada O. Manager
*	Director
Jennifer L. Slater
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	November 23, 2022