Form 10-K/A
period 2022-09-30
VALVOLINE INC
filed 2022-12-02
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.

Kentucky (State or other jurisdiction of incorporation or organization)	30-0939371 (I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Valvoline Inc. for the fiscal year ended September 30, 2022, as originally filed with the Securities and Exchange Commission on November 23, 2022 (the “Original Filing”), is being filed for the sole purpose of including inline XBRL tagging, which was not contained within the Original Filing.

The Amendment does not reflect events occurring after the Original Filing and does not modify or update the disclosures contained in the Original Filing, other than to reflect the change described above to comply with Rule 405 of Regulation S-T and to include current certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

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