Form 10-Q
period 2023-06-30
VALVOLINE INC
filed 2023-08-09
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-37884
VALVOLINE INC.
(Exact name of registrant as specified in its charter)

Kentucky	30-0939371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Valvoline Way, Suite 100
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At August 4, 2023, there were 138,662,731 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2023	2022	2023	2022
Net revenues	$376.2	$317.4	$1,053.5	$900.7
Cost of sales	225.5	189.6	657.3	553.4
Gross profit	150.7	127.8	396.2	347.3

Selling, general and administrative expenses	65.6	59.2	194.2	182.6
Net legacy and separation-related expenses	1.6	9.9	30.8	18.9
Other income, net	(3.0)	(2.4)	(5.8)	(7.3)
Operating income	86.5	61.1	177.0	153.1
Net pension and other postretirement plan expense (income)	3.7	(9.2)	11.0	(27.7)
Net interest and other financing (income) expense	(4.6)	17.3	27.4	51.2
Income before income taxes	87.4	53.0	138.6	129.6
Income tax expense	22.9	13.2	14.2	32.6
Income from continuing operations	64.5	39.8	124.4	97.0
(Loss) income from discontinued operations	(2.9)	58.4	1,246.4	169.6
Net income	$61.6	$98.2	$1,370.8	$266.6

Net earnings per share
Basic earnings (loss) per share
Continuing operations	0.40	0.22	0.74	0.54
Discontinued operations	(0.02)	0.33	7.35	0.94
Basic earnings per share	$0.38	$0.55	$8.09	$1.48

Diluted earnings (loss) per share
Continuing operations	0.40	0.22	0.73	0.53
Discontinued operations	(0.02)	0.33	7.31	0.94
Diluted earnings per share	$0.38	$0.55	$8.04	$1.47

Weighted average common shares outstanding
Basic	161.5	178.6	169.5	179.6
Diluted	162.5	179.8	170.6	180.9

Comprehensive income
Net income	$61.6	$98.2	$1,370.8	$266.6
Other comprehensive income (loss), net of tax
Currency translation adjustments	1.0	(19.4)	45.5	(19.7)
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.5)	(1.3)	(1.3)
Unrealized (loss) gain on cash flow hedges	(1.5)	1.9	(5.9)	10.3
Other comprehensive (loss) income	(0.9)	(18.0)	38.3	(10.7)
Comprehensive income	$60.7	$80.2	$1,409.1	$255.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2023	September 30 2022
Assets
Current assets
Cash and cash equivalents	$526.7	$23.4
Receivables, net	71.9	66.1
Inventories, net	34.1	29.4
Prepaid expenses and other current assets	30.3	38.0
Short-term investments	424.1	—
Current assets held for sale	—	1,464.2
Total current assets	1,087.1	1,621.1
Noncurrent assets
Property, plant and equipment, net	761.6	668.6
Operating lease assets	264.3	248.1
Goodwill and intangibles, net	678.0	663.1
Other noncurrent assets	194.5	215.9
Total noncurrent assets	1,898.4	1,795.7
Total assets	$2,985.5	$3,416.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.7	$162.5
Trade and other payables	96.4	45.0
Accrued expenses and other liabilities	285.8	172.6
Current liabilities held for sale	—	539.3
Total current liabilities	405.9	919.4
Noncurrent liabilities
Long-term debt	1,567.8	1,525.1
Employee benefit obligations	202.1	199.4
Operating lease liabilities	245.0	229.2
Other noncurrent liabilities	279.3	237.1
Total noncurrent liabilities	2,294.2	2,190.8
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 138.7 and 176.1 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	1.4	1.8
Paid-in capital	44.8	44.1
Retained earnings	222.2	282.0
Accumulated other comprehensive income (loss)	17.0	(21.3)
Stockholders' equity	285.4	306.6
Total liabilities and stockholders’ equity	$2,985.5	$3,416.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2023	2022
Cash flows from operating activities
Net income	$1,370.8	$266.6
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations	(1,246.4)	(169.6)
Depreciation and amortization	60.7	52.1
Deferred income taxes	(26.6)	29.6
Stock-based compensation expense	8.8	11.7
Other, net	2.1	1.6
Change in operating assets and liabilities
Receivables	(3.5)	(2.1)
Inventories	(3.3)	(1.8)
Payables and accrued liabilities	76.4	8.7
Other assets and liabilities	10.9	(69.9)
Operating cash flows from continuing operations	249.9	126.9
Operating cash flows from discontinued operations	(298.3)	64.3
Total cash (used in) provided by operating activities	(48.4)	191.2
Cash flows from investing activities
Additions to property, plant and equipment	(125.9)	(89.5)
Acquisitions of businesses, net of cash acquired	(27.8)	(42.7)
Purchases of investments	(440.4)	—
Other investing activities, net	(0.8)	8.6
Investing cash flows from continuing operations	(594.9)	(123.6)
Investing cash flows from discontinued operations	2,621.0	(20.0)
Total cash provided by (used in) investing activities	2,026.1	(143.6)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	920.9	—
Repayments on borrowings	(915.0)	(0.6)
Repurchases of common stock	(1,395.5)	(103.5)
Cash dividends paid	(21.8)	(67.1)
Other financing activities	(16.0)	(13.6)
Financing cash flows from continuing operations	(1,427.4)	(184.8)
Financing cash flows from discontinued operations	(108.1)	6.8
Total cash used in financing activities	(1,535.5)	(178.0)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	0.6	(1.4)
Increase (decrease) in cash, cash equivalents and restricted cash	442.8	(131.8)
Cash, cash equivalents and restricted cash - beginning of period	83.9	231.4
Cash, cash equivalents and restricted cash - end of period	$526.7	$99.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Nine months ended June 30, 2023
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Totals
	Shares	Amount
Balance at September 30, 2022	176.1	$1.8	$44.1	$282.0	$(21.3)	$306.6
Net income	—	—	—	81.9	—	81.9
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.3	—	(3.4)	—	—	(3.4)
Repurchases of common stock	(2.9)	(0.1)	—	(87.4)	—	(87.5)
Other comprehensive income, net of tax	—	—	—	—	13.5	13.5
Balance at December 31, 2022	173.5	$1.7	$40.8	$254.6	$(7.8)	$289.3
Net income	—	—	—	1,227.3	—	1,227.3
Stock-based compensation, net of issuances	0.1	—	1.8	—	—	1.8
Repurchases of common stock	(4.9)	—	—	(171.7)	—	(171.7)
Other comprehensive income, net of tax	—	—	—	—	25.7	25.7
Balance at March 31, 2023	168.7	$1.7	$42.6	$1,310.2	$17.9	$1,372.4
Net income	—	—	—	61.6	—	61.6
Stock-based compensation, net of issuances	0.1	—	2.2	—	—	2.2
Repurchases of common stock	(30.1)	(0.3)	—	(1,149.6)	—	(1,149.9)
Other comprehensive loss, net of tax	—	—	—	—	(0.9)	(0.9)
Balance at June 30, 2023	138.7	$1.4	$44.8	$222.2	$17.0	$285.4

	Nine months ended June 30, 2022
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Totals
	Shares	Amount
Balance at September 30, 2021	180.3	$1.8	$35.2	$90.0	$7.5	$134.5
Net income	—	—	—	87.0	—	87.0
Dividends paid, $0.125 per common share	—	—	0.1	(22.6)	—	(22.5)
Stock-based compensation, net of issuances	0.2	—	(2.4)	—	—	(2.4)
Repurchases of common stock	(0.9)	—	—	(31.4)	—	(31.4)
Other comprehensive income, net of tax	—	—	—	—	2.1	2.1
Balance at December 31, 2021	179.6	$1.8	$32.9	$123.0	$9.6	$167.3
Net income	—	—	—	81.4	—	81.4
Dividends paid, $0.125 per common share	—	—	0.1	(22.6)	—	(22.5)
Stock-based compensation, net of issuances	—	—	3.8	—	—	3.8
Repurchases of common stock	(1.0)	—	—	(34.9)	—	(34.9)
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Balance at March 31, 2022	178.6	$1.8	$36.8	$146.9	$14.8	$200.3
Net income	—	—	—	98.2	—	98.2
Dividends paid, $0.125 per common share	—	—	0.2	(22.4)	—	(22.2)
Stock-based compensation, net of issuances	—	—	4.3	—	—	4.3
Repurchase of common stock	(1.2)	—	—	(37.1)	—	(37.1)
Other comprehensive income, net of tax	—	—	—	—	(18.0)	(18.0)
Balance at June 30, 2022	177.4	$1.8	$41.3	$185.6	$(3.2)	$225.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

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

Sale of Global Products business

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

The operating results and cash flows of the Global Products business have been reported through February 28, 2023, the date immediately prior to the closing date of the Transaction. Refer to Note 2 for additional information regarding the Global Products business, including the assets and liabilities divested and income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Condensed Consolidated Financial Statements relate solely to the Company's continuing operations.

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

The IRA also imposes an excise tax of one percent on share repurchases that occur after December 31, 2022. Corporations are permitted to credit certain new stock issuances against their stock repurchases during the same taxable period. Valvoline has repurchased 35.0 million shares of its common stock for $1,302.6 million since January 1, 2023 and recognized excise taxes of $13.0 million in Retained earnings as incremental costs to complete the repurchases during the six months ended June 30, 2023.

Recent accounting pronouncements

The following accounting guidance relevant to Valvoline was either issued or adopted in the current year or is expected to have a meaningful impact on Valvoline in future periods upon adoption.

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

Valvoline amended its Credit Agreement, effective upon the sale of Global Products on March 1, 2023. This amendment includes the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, among other modifications. Refer to Note 5 for additional details. Concurrent with the amendment of the Credit Agreement, Valvoline modified its interest rate swap agreements solely to change the reference rates from LIBOR to SOFR and applied the optional expedients available under the reference rate reform accounting guidance. This modification aligns with changes to its variable rate debt under the Credit Agreement amendment. Valvoline expects these hedges to continue to effectively hedge its exposure risk to interest rates.

As of June 30, 2023, Valvoline has no outstanding long-term debt or interest rate swap agreements with payments based on LIBOR.

NOTE 2 - DISCONTINUED OPERATIONS

Financial results

On July 31, 2022, the Company entered into a definitive agreement to sell Global Products to Aramco. On March 1, 2023, Valvoline completed the sale of Global Products for a cash purchase price of $2.650 billion and recognized a pre-tax gain on the sale of $1.572 billion that was recognized in Income from discontinued operations within the Condensed Consolidated Statements of Comprehensive Income.

The following table summarizes Income from discontinued operations within the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Net revenues	$—	$696.2	$1,174.4	$1,953.4
Cost of sales	—	548.5	924.2	1,532.5
Gross profit	—	147.7	250.2	420.9
Selling, general and administrative expenses	—	78.0	125.0	225.7
Net legacy and separation-related expenses	5.6	0.2	26.2	0.5
Equity and other income, net	—	(7.8)	(14.2)	(28.6)
Operating (loss) income from discontinued operations	(5.6)	77.3	113.2	223.3
Net pension and other postretirement plan expense	—	0.1	0.1	0.1
Net interest and other financing expenses	(0.7)	1.2	4.3	2.7
Gain on sale of discontinued operations (a)	(0.8)	—	(1,571.6)	—
(Loss) income before income taxes - discontinued operations	(4.1)	76.0	1,680.4	220.5
Income tax (benefit) expense (b)	(1.2)	17.6	434.0	50.9
(Loss) income from discontinued operations	$(2.9)	$58.4	$1,246.4	$169.6

(a)The gain on sale realized in the nine months ended June 30, 2023 includes the release of Accumulated other comprehensive income of $30.7 million associated with the realization of cumulative translation losses attributed to the Global Products business.

(b)Includes the income tax effects of the gain on sale, which were $0.2 million of current expense in the three months ended June 30, 2023 and $420.4 million in the nine months ended June 30, 2023, comprised of current and deferred expense of $327.8 million and $92.6 million, respectively.

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

	Three months ended June 30		Nine months ended June 30

(In millions)	2023	2022	2023	2022
Net revenues	$—	$56.6	$89.7	$153.5

Valvoline also entered into a Transition Services Agreement with the Global Products, effective March 1, 2023, to provide and receive services including information technology, legal, finance, and human resources support for a period not expected to exceed 18 months. The income and costs associated with these services were not material during the three and nine months ended June 30, 2023.

As part of the Transaction, the Company recognized an estimated obligation of $17.5 million, predominantly within Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2023 related to certain pre-closing employee matters reimbursable to the Buyer.

NOTE 3 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of June 30, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$1.4	$1.4	$—	$—	$—
Time deposits	277.5	—	277.5	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	0.3	—	0.3	—	—
Other noncurrent assets
Non-qualified trust funds	2.8	—	—	—	2.8
Interest rate swap agreements (c)	9.8	—	9.8	—	—
Deferred compensation investments	19.4	19.4	—	—	—
Total assets at fair value	$311.2	$20.8	$287.6	$—	$2.8

Accrued expenses and other liabilities
Currency derivatives (b)	$0.1	$—	$0.1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	20.2	—	—	—	20.2
Total liabilities at fair value	$20.3	$—	$0.1	$—	$20.2

	As of September 30, 2022
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.4	$0.4	$—	$—	$—
Time deposits	13.3	—	13.3	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	6.0	—	6.0	—	—
Interest rate swap agreements	5.2	—	5.2	—	—
Other noncurrent assets
Non-qualified trust funds	6.4	—	—	—	6.4
Interest rate swap agreements	12.6	—	12.6	—	—
Total assets at fair value	$43.9	$0.4	$37.1	$—	$6.4

Accrued expenses and other liabilities
Currency derivatives (b)	$5.2	$—	$5.2	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	19.6	—	—	—	19.6
Total liabilities at fair value	$24.8	$—	$5.2	$—	$19.6

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $27.1 million and $150.5 million as of June 30, 2023 and September 30, 2022, respectively.
(c)An interest rate swap agreement with a notional amount of $75.0 million matured during the three months ended June 30, 2023. Valvoline remains party to three interest rate swap agreements with notional amounts that aggregate to $275.0 million as of June 30, 2023.

Deferred compensation investments

The Company established an investment fund in April 2023 that is primarily comprised of mutual funds traded in active markets and valued using quoted (unadjusted) prices, which are Level 1 inputs. Gains and losses related to these investments are immediately recognized in the Condensed Consolidated Statements of Comprehensive Income within Selling, general and administrative expenses and were not material during the three and nine months ended June 30, 2023.

Fair value disclosures

The Company’s held-to-maturity U.S. treasury securities and long-term debt are reported in the Condensed Consolidated Balance Sheets at carrying value, rather than fair value, and are therefore excluded from the disclosure above of financial assets and liabilities measured at fair value within the condensed consolidated financial statements on a recurring basis. The following disclosures summarize the fair value of these assets and liabilities at each relevant balance sheet date.

U.S. treasury securities

During the three months ended June 30, 2023, the Company purchased U.S. treasury securities which are carried at amortized cost within the Condensed Consolidated Balance Sheet and classified as held-to-maturity based on the intent and ability to hold these investments to maturity. The fair value of these investments summarized below is determined utilizing quoted prices for identical securities from less active markets, which are considered Level 2 inputs within the fair value hierarchy.

	June 30, 2023
(In millions)	Amortized cost	Gross unrealized losses	Fair value
Cash and cash equivalents
U.S. treasuries (a)	$19.9	$—	$19.9
Short-term investments
U.S. treasuries (b)	$424.1	$(0.9)	$423.2

(a)U.S. treasury securities with original maturity dates of 90 days or less.
(b)U.S. treasury securities with original maturities greater than 90 days and less than 12 months.

Long-term debt

The fair values of the Company's outstanding fixed rate senior notes shown below are based on recent trading values, which are considered Level 2 inputs within the fair value hierarchy.

	June 30, 2023			September 30, 2022
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$590.1	$594.3	$(5.7)	$568.5	$593.7	$(6.3)
2031 Notes	438.6	529.7	(5.3)	400.5	529.2	(5.8)
Total	$1,028.7	$1,124.0	$(11.0)	$969.0	$1,122.9	$(12.1)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 5 for details of these senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 4 - BUSINESS COMBINATIONS

The Company acquired 23 service center stores in single and multi-store transactions for an aggregate purchase price of $27.8 million during the nine months ended June 30, 2023. These acquisitions expand Valvoline's retail presence in key North American markets, increase the number of company-operated service center stores, and contributed to growing the retail footprint to over 1,800 system-wide service center stores.

During the nine months ended June 30, 2022, the Company acquired 31 service center stores in single and multi-store transactions for an aggregate purchase price of $42.7 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2023	2022
Inventories	$0.4	$0.3
Property, plant and equipment (a)	5.9	7.6
Operating lease assets	6.1	8.9
Goodwill (b)	21.1	34.3
Intangible assets (c)
Reacquired franchise rights (d)	4.0	0.6
Other	0.2	0.3
Other current liabilities (a)	(0.6)	(0.6)
Operating lease liabilities	(5.7)	(8.3)
Other noncurrent liabilities (a)	(3.6)	(0.4)
Total net assets acquired	$27.8	$42.7

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. During the nine months ended June 30, 2023, finance lease assets acquired were $3.8 million and finance lease liabilities of $0.2 million and $3.6 million in other current and noncurrent liabilities, respectively. During the nine months ended June 30, 2022, finance lease assets acquired were $0.4 million and finance lease liabilities of $0.4 million in other noncurrent liabilities.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the nine months ended June 30, 2023 and 2022 have weighted average amortization periods of 9 and 7 years, respectively.
(d)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 9 and 8 years for the rights reacquired in fiscal 2023 and 2022, respectively. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

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

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2023	September 30 2022
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	469.1	460.0
Revolver (a)	—	—
Trade Receivables Facility	—	105.0
Debt issuance costs and discounts	(12.6)	(12.4)
Total debt	1,591.5	1,687.6
Current portion of long-term debt	23.7	162.5
Long-term debt	$1,567.8	$1,525.1

(a)As of June 30, 2023, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $471.2 million due to a reduction of $3.8 million for letters of credit outstanding.

As of June 30, 2023, Valvoline was in compliance with all covenants under its long-term borrowings.

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

Proceeds from the Term Loan, in addition to a portion of the proceeds from the sale of the Global Products business, were used to pay in full the outstanding borrowings under the prior Credit Agreement, including the principal balance of the term loan facility of $445.6 million and outstanding borrowings under the revolving credit facility of $290.0 million, as well as accrued and unpaid interest and fees and expenses related to the amendment. The Company recognized $1.1 million of expense within Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income during the nine months ended June 30, 2023 associated with the modification of the Credit Agreement, which included accelerated amortization of previously capitalized debt issuance costs.

Covenants and guarantees

The amended Senior Credit Agreement contains covenants and provisions that became effective March 1, 2023. These terms and conditions are generally consistent with the prior Credit Agreement, including the maintenance of financial covenants as of the end of each fiscal quarter and guarantees from certain of Valvoline’s existing and future subsidiaries.

2030 Senior Notes

The bond indenture for the 2030 Senior Notes contains an asset sale covenant that requires Valvoline to make an offer to holders to purchase the 2030 Senior Notes at par, plus any accrued and unpaid interest with any Excess Proceeds from an Asset Sale, each as defined in the indenture. Valvoline currently expects that the sale of Global Products will require the Company to offer to repurchase all of the 2030 Senior Notes during the second quarter of fiscal 2024, absent an amendment to the indenture or other transaction related to these Senior Notes.

Trade Receivables Facility

Commensurate with the sale of Global Products on March 1, 2023, Valvoline was removed as an originator and assigned all of its rights, title and interests under the Trade Receivables Facility to the divested business. Concurrently, the Company repaid its outstanding balance of $175.0 million and recognized a loss on extinguishment of the obligation of $1.0 million in Income from discontinued operations in the Condensed Consolidated Statements of Comprehensive Income during the nine months ended June 30, 2023.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended June 30		Nine months ended June 30

(In millions)	2023	2022	2023	2022
Income tax expense	$22.9	$13.2	$14.2	$32.6
Effective tax rate percentage	26.2%	24.9%	10.2%	25.2%

The increase in income tax expense for the three months ended June 30, 2023 was principally due to higher pre-tax earnings, while the increase in the effective tax rate for this period was primarily attributed to favorable discrete tax benefits that drove a lower prior year rate. The favorable income tax provision and effective tax rate in the nine months ended June 30, 2023 were primarily attributed to the release of valuation allowances due to the change in expectations regarding the utilization of certain legacy tax attributes as described further below.

Legacy tax attributes

In connection with amending the Tax Matters Agreement, management expects the Company is currently more likely than not to realize certain legacy tax attributes that were transferred from its former parent prior to Valvoline's initial public offering in late fiscal 2016. As a result, the Company recognized an income tax benefit of $26.5 million during the nine months ended June 30, 2023 in connection with releasing its valuation allowance. Additionally, Valvoline recognized $24.4 million of expense within Net legacy and separation-related expenses in the Condensed Consolidated Statement of Comprehensive Income during the nine months ended June 30, 2023 to reflect its increased estimated indemnity obligation due to its former parent company as a result of the terms of the amended Tax Matters Agreement.

Unrecognized tax benefits

In connection with the sale of Global Products, Valvoline established reserves of $24.4 million for gross unrecognized tax benefits during the nine months ended June 30, 2023. If realized, these unrecognized tax benefits would favorably impact the discontinued operations effective income tax rate.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement plan expense (income):

	Pension benefits		Other postretirement benefits

(In millions)	2023	2022	2023	2022
Three months ended June 30
Interest cost	$20.6	$10.8	$0.4	$0.1
Expected return on plan assets	(16.8)	(19.7)	—	—
Amortization of prior service credits	0.1	0.1	(0.6)	(0.5)
Net periodic benefit costs (income)	$3.9	$(8.8)	$(0.2)	$(0.4)

Nine months ended June 30
Interest cost	$61.8	$32.4	$1.2	$0.5
Expected return on plan assets	(50.4)	(59.1)	—	—
Amortization of prior service credit	0.1	0.1	(1.7)	(1.6)
Net periodic benefit costs (income)	$11.5	$(26.6)	$(0.5)	$(1.1)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended June 30		Nine months ended June 30

(In millions, except per share amounts)	2023	2022	2023	2022
Numerator
Income from continuing operations	$64.5	$39.8	$124.4	$97.0
(Loss) income from discontinued operations	(2.9)	58.4	1,246.4	169.6
Net income	$61.6	$98.2	$1,370.8	$266.6

Denominator
Weighted average common shares outstanding	161.5	178.6	169.5	179.6
Effect of potentially dilutive securities (a)	1.0	1.2	1.1	1.3
Weighted average diluted shares outstanding	162.5	179.8	170.6	180.9

Basic earnings (loss) per share
Continuing operations	$0.40	$0.22	$0.74	$0.54
Discontinued operations	(0.02)	0.33	7.35	0.94
Basic earnings per share	$0.38	$0.55	$8.09	$1.48

Diluted earnings (loss) per share
Continuing operations	$0.40	$0.22	$0.73	$0.53
Discontinued operations	(0.02)	0.33	7.31	0.94
Diluted earnings per share	$0.38	$0.55	$8.04	$1.47

(a)There were 0.1 million and 0.2 million outstanding stock appreciation rights not included in the computation of diluted earnings per share in the three months ended June 30, 2023 and 2022, respectively, and 0.2 million for both the nine months ended June 30, 2023 and 2022 because the effect would have been antidilutive.

NOTE 10 – STOCKHOLDERS' EQUITY

Modified “Dutch auction” tender offer

During May 2023, Valvoline commenced a modified “Dutch auction” tender offer, (the “Tender Offer”), to repurchase up to $1.0 billion in value of shares of its common stock. Upon completion of the Tender Offer during June 2023, the Company accepted 27.0 million shares at $38.00 per share, for an aggregate purchase price of $1.024 billion, excluding fees and related expenses. Included within the 27.0 million shares were 0.6 million shares that the Company elected to repurchase pursuant to its right to repurchase up to an additional 2% of its outstanding shares of common stock. Valvoline incurred $16.3 million in fees and expenses associated with the Tender Offer, which included $10.2 million for excise taxes on share repurchases in accordance with the IRA. These costs were recognized within Retained earnings during the three and nine months ended June 30, 2023 as costs to repurchase the Company’s common stock. Shares repurchased were retired and returned to the status of authorized, unissued shares.

The Tender Offer was made pursuant to the authorization from Valvoline’s Board of Directors (the “Board”) for the Company to repurchase up to $1.6 billion of its common stock announced on November 15, 2022 (the “2022 Share Repurchase Authorization”). Following the completion of the Tender Offer, $340.4 million remained available under the 2022 Share Repurchase Authorization, as of June 30, 2023.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2023	September 30 2022	June 30 2022
Cash and cash equivalents - continuing operations	$526.7	$23.4	$25.5
Cash and cash equivalents - discontinued operations (a)	—	59.0	72.6
Restricted cash - discontinued operations (a)	—	1.5	1.5
Total cash, cash equivalents and restricted cash	$526.7	$83.9	$99.6

(a)In the periods prior to the close of the sale of Global Products, these balances were included in Current assets held for sale within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	June 30 2023	September 30 2022
Current
Trade	$59.4	$56.2
Other	15.3	14.5
Receivables, gross	74.7	70.7
Allowance for credit losses	(2.8)	(4.6)
Receivables, net	$71.9	$66.1

Non-current (a)
Notes receivable	$2.2	$2.1
Other	7.6	0.1
Noncurrent notes receivable, gross	9.8	2.2
Allowance for losses	(2.3)	(2.2)
Noncurrent notes receivable, net	$7.5	$—

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended June 30		Nine months ended June 30

(In millions)	2023	2022	2023	2022
Net revenues transferred at a point in time	$358.3	$301.7	$1,003.4	$857.2
Franchised revenues transferred over time	17.9	15.7	50.1	43.5
Net revenues	$376.2	$317.4	$1,053.5	$900.7

The following table summarizes net revenues by category:

	Three months ended June 30		Nine months ended June 30

(In millions)	2023	2022	2023	2022
Oil changes and related fees	$280.7	$235.7	$782.8	$660.9
Non-oil changes and related fees	77.2	65.3	219.9	182.8
Franchise fees and other (a)	18.3	16.4	50.8	57.0
Total	$376.2	$317.4	$1,053.5	$900.7

(a)Includes $1.2 million of net revenues associated with suspended operations for the three months ended June 30, 2022, and $0.2 million and $11.4 million in the nine months ended June 30, 2023 and 2022, respectively.

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

BUSINESS OVERVIEW AND PURPOSE

The quick, easy, and trusted name in preventive vehicle maintenance, Valvoline leads the industry with vehicle service innovations that simplify customer’s lives and take the worry out of car care. With average customer ratings that demonstrate high levels of service satisfaction, Valvoline has built a new model for transparency in vehicle maintenance. From the signature 15-minute stay-in-your-car oil change to cabin air filters to battery replacements to tire rotations, the Company’s model offers maintenance solutions for all types of vehicles. The Company operates and franchises over 1,800 service center locations through its Valvoline Instant Oil ChangeSM and Great Canadian Oil Change retail brands and helps independent operators grow their businesses through its nearly 300 Valvoline Express Care locations in North America.

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

RECENT DEVELOPMENTS

Sale of Global Products business

On March 1, 2023, Valvoline completed the sale of its former Global Products business to Aramco for a cash purchase price of $2.650 billion, subject to certain customary adjustments as set forth in the Purchase Agreement. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details regarding the Global Products business.

With the net proceeds of $2.383 billion from the Transaction, Valvoline is focused on accelerating the return of capital to shareholders through share repurchases, reductions of debt, and investments in attractive retail service growth opportunities. Commensurate with closing of the Transaction, Valvoline repaid the pre-existing Trade Receivables Facility, in addition to amounts that were outstanding at that time under the Revolver. In June 2023, the Company completed a Tender Offer and accepted for payment 27.0 million shares for an aggregate purchase price of $1.024 billion, excluding fees and expenses. The Tender Offer utilized a substantial portion of the 2022 Share Repurchase Authorization, leaving $340.4 million remaining as of June 30, 2023.

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

THIRD FISCAL QUARTER 2023 OVERVIEW

The following were the significant events for the third fiscal quarter of 2023, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 19% over the prior year period driven by system-wide same-store sales ("SSS") growth of 12.5% and the addition of 114 net new stores to the system from the prior year.

•Net income from continuing operations grew 62% to $64.5 million and diluted earnings per share increased 82% to $0.40 in the three months ended June 30, 2023 compared to the prior year. The growth was attributable to interest income of $24.9 million earned on investing a substantial portion of the net proceeds from the sale of Global Products, in addition to lower legacy and separation-related expenses. These benefits were partially offset by higher pension and postretirement plan non-service expense.

•Adjusted EBITDA increased 28% over the prior year due to strong top-line growth that was driven by higher average ticket price as well as increased transactions that benefited from the start of summer drive season. These benefits were partially offset by growth investments in selling, general and administrative expenses.

•The Company returned $1.133 billion to its shareholders during the quarter through repurchases of 30.1 million shares of Valvoline common stock, of which $1.024 billion related to the modified “Dutch auction” tender offer for 27.0 million shares.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2023		2022		2023		2022
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$376.2	100.0%	$317.4	100.0%	$1,053.5	100.0%	$900.7	100.0%
Gross profit	$150.7	40.1%	$127.8	40.3%	$396.2	37.6%	$347.3	38.6%
Net operating expenses	$64.2	17.1%	$66.7	21.0%	$219.2	20.8%	$194.2	21.6%
Operating income	$86.5	23.0%	$61.1	19.3%	$177.0	16.8%	$153.1	17.0%
Income from continuing operations	$64.5	17.1%	$39.8	12.5%	$124.4	11.8%	$97.0	10.8%

	Three months ended June 30		Nine months ended June 30
	2023	2022	2022	2022
System-wide store sales - in millions (a)	$719.6	$610.4	$2,023.5	$1,718.3
Year-over-year growth (a)	17.9%	16.0%	17.8%	21.4%

Same-store sales growth (b)
Company-operated	12.1%	7.1%	13.0%	12.5%
Franchised (a)	12.8%	12.1%	12.3%	17.6%
System-wide (a)	12.5%	9.9%	12.6%	15.4%

	Number of stores at end of period
	Third Quarter 2023	Second Quarter 2023	First Quarter 2023	Fourth Quarter 2022	Third Quarter 2022
Company-operated	854	832	813	790	772
Franchised (a)	950	949	933	925	918
Total system-wide stores (a)	1,804	1,781	1,746	1,715	1,690

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)	Valvoline determines SSS growth as sales by U.S. stores, with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation.

Net revenues

Net revenues increased $58.8 million, or 19% for the three months ended June 30, 2023 compared to the prior year period. System-wide SSS grew 12.5% over the prior year driven by increased average ticket due to pricing actions and non-oil change service penetration, in addition to transaction growth which benefited from new and returning customers, as well as increased miles driven. Net revenue growth also benefited from the addition of 114 net new stores over the prior year. The following reconciles the year-over-year change in net revenues:

Quarter changes in Net revenues
(In millions)
$317.4
11.8
6.6
20.2
21.9
(0.5)
(1.2)
$376.2
Q3 2022
Mix
Acquisitions
Volume
Price
Currency exchange
Suspended operations
Q3 2023

Net revenues increased $152.8 million, or 17%, for the nine months ended June 30, 2023 over the prior year period due to largely to pricing, volume and mix improvements over the prior year. System-wide SSS grew 12.6% compared to the prior year from increased average ticket as a result of pricing actions, increased non-oil change service penetration and premiumization, as well as increased transactions from new and existing customers. Partly offsetting these benefits were lower net revenues of $11.3 million from operations suspended in the prior year of a former Global Products business that was not included in the sale. The following reconciles the year-over-year change in net revenues:

Year-to-date changes in Net revenues
(In millions)
$900.7
24.1
21.8
46.4
73.4
(1.6)
(11.3)
$1,053.5
Q3 2022 YTD
Mix
Acquisitions
Volume
Price
Currency exchange
Suspended operations
Q3 2023 YTD

Gross profit

Gross profit increased $22.9 million, or 18%, for the three months ended June 30, 2023 compared to the prior year period driven by the top-line growth and mix benefits from premiumization and non-oil change services. Partially offsetting these benefits were higher product costs and increased store operating expenses, including depreciation, which were primarily driven by unit growth. The following reconciles the year-over-year change in gross profit:

Quarter changes in Gross profit
(In millions)
$127.8
10.3
1.2
4.3
7.9
(0.2)
(0.6)
$150.7
Q3 2022
Mix
Acquisitions
Volume
Price & Cost
Currency exchange
Suspended operations
Q3 2023

Gross profit margin was relatively flat in the three months ended June 30, 2023 compared to the prior year due to benefits from pricing, mix and labor efficiency, which were generally offset by the combination of store expenses and product costs where lower base oil costs were moderated by lower waste oil recoveries.

Gross profit improved $48.9 million, or 14%, for the nine months ended June 30, 2023 compared to the prior year period driven by increased average ticket from pricing actions as well as non-oil change service penetration and premiumization. Additionally, higher transactions and unit growth provided benefits to gross profit. The following reconciles the year-over-year change in gross profit:

Year-to-date changes in Gross profit
(In millions)
$347.3
18.8
4.3
8.9
19.4
(0.7)
(1.8)
$396.2
Q3 2022 YTD
Mix
Acquisitions
Volume
Price & Cost
Currency exchange
Suspended operations
Q3 2023 YTD

The modest decline in gross profit margin in the nine months ended June 30, 2023 compared to the prior year period was primarily due to increased product costs and store expenses, including depreciation, which more than offset benefits from pricing.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2023		2022		2023		2022
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$65.6	17.5%	$59.2	18.7%	$194.2	18.4%	$182.6	20.3%
Net legacy and separation-related expenses	1.6	0.4%	9.9	3.1%	30.8	2.9%	18.9	2.1%
Other income, net	(3.0)	(0.8)%	(2.4)	(0.8)%	(5.8)	(0.5)%	(7.3)	(0.8)%
Net operating expenses	$64.2	17.1%	$66.7	21.0%	$219.2	20.8%	$194.2	21.6%

Selling, general and administrative (“SG&A”) expenses increased $6.4 million and $11.6 million in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. SG&A investments combined to increase expense by $5.0 million and $15.0 million in the three and nine months ended June 30, 2023, respectively, and were primarily within advertising, talent and process improvements to support future growth. Partially offsetting this increased expense in the current year-to-date period were prior year costs of $3.5 million that did not recur associated with suspended operations of the former Global Products business which was not included in the sale.

Net legacy and separation-related expenses decreased $8.3 million in the three months ended June 30, 2023, compared to the prior year as the prior year expenses largely consisted of advisory and consulting fees related to evaluating and planning for the separation of the Company. In the current year, these expenses were generally attributed to the discontinued operation, resulting in lower expenses for the continuing operation. For the nine months ended June 30, 2023, net legacy and separation-related expenses increased $11.9 million compared to the prior year due to the increased indemnity obligation of $24.4 million as a result of the amendment of the Tax Matters Agreement and certain legacy tax attributes that are payable to Valvoline’s former parent company upon utilization. This increased expense more than offset the reduction of the costs incurred in the prior year to evaluate and plan for the separation of the Company.

Other income, net increased $0.6 million in the three months ended June 30, 2023, compared to the prior year primarily due to higher rental income from subleasing properties in connection with the sale of Global Products. In the nine months ended June 30, 2023, Other income, net decreased $1.5 million related to an investment impairment of $1.0 million in the current year and an economic incentive of $0.9 million realized in the prior year that did not recur, which were partially offset by the higher rental income in the current year.

Net pension and other postretirement plan expense (income)

Net pension and other postretirement plans had increased expense of $12.9 million and $38.7 million in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. Higher interest costs more than offset recurring expected returns on plan assets which are lower year-over-year based on a lower risk asset mix and prior year asset returns.

Net interest and other financing expenses

Net interest and other financing expenses decreased $21.9 million and $23.8 million during the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. Interest income of $24.9 million and $33.2 million earned on the net proceeds from the sale of Global Products in the three and nine months ended June 30, 2023, respectively, more than offset modestly higher interest expense due to increased variable-rate borrowings during the fiscal year.

Income tax provision

The following table summarizes income tax provision and the effective tax rate:

	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Income tax expense	$22.9	$13.2	$14.2	$32.6
Effective tax rate percentage	26.2%	24.9%	10.2%	25.2%

The increase in income tax expense for the three months ended June 30, 2023 was principally due to higher pre-tax earnings, while the increase in the effective tax rate for this period was primarily attributed to favorable discrete tax benefits that drove a lower prior year rate. The favorable income tax provision and effective tax rate in the nine months ended June 30, 2023 were primarily attributed to the release of valuation allowances due to the change in expectations regarding the utilization of certain legacy tax attributes as described further below. The Company expects an estimated effective tax rate of approximately 25.5% to 26.5% in fiscal 2023, exclusive of discrete activity.

Legacy tax attributes

In connection with amending the Tax Matters Agreement, management expects the Company is currently more likely than not to realize certain legacy tax attributes that were transferred from its former parent prior to Valvoline's initial public offering in late fiscal 2016. As a result, the Company recognized an income tax benefit of $26.5 million during the nine months ended June 30, 2023 in connection with releasing its valuation allowance. Additionally, Valvoline recognized $24.4 million of expense within Net legacy and separation-related expenses in the Condensed Consolidated Statement of Comprehensive Income during the nine months ended June 30, 2023 to reflect the increased estimated indemnity obligation to its former parent company as a result of the terms of the amended Tax Matters Agreement.

Income from discontinued operations

The following summarizes Income from discontinued operations for the period ended June 30:

	Three months ended June 30		Nine months ended June 30

(In millions)	2023	2022	2023	2022
(Loss) income from discontinued operations	$(2.9)	$58.4	$1,246.4	$169.6

Discontinued operations had lower earnings of $61.3 million in the three months ended June 30, 2023 compared to the prior year as the sale of the Global Products business in March 2023 resulted in the current year period no longer reflecting operational results from the underlying business and a loss in the current year period, which represents net expenses attributed to the completion of the sale. The increase of $1.077 billion in the nine months ended June 30, 2023 is primarily due to the recognition of the gain on the sale of Global Products of $1.151 billion, after taxes and transaction expenses, partially offset by earnings from the underlying business in the pre-closing period.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA:

	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Income from continuing operations	$64.5	$39.8	$124.4	$97.0
Income tax expense	22.9	13.2	14.2	32.6
Net interest and other financing (income) expense	(4.6)	17.3	27.4	51.2
Depreciation and amortization	21.6	17.6	60.7	52.1
EBITDA from continuing operations (a)	104.4	87.9	226.7	232.9
Net pension and other postretirement plan expense (income) (b)	3.7	(9.2)	11.0	(27.7)
Net legacy and separation-related expenses (c)	1.6	9.9	30.8	18.9
Information technology transition costs (d)	1.1	—	1.8	2.6
Suspended operations (e)	(0.4)	(2.2)	(0.5)	1.5
Investment and divestiture-related costs (f)	—	—	1.0	—
Adjusted EBITDA from continuing operations (a)	$110.4	$86.4	$270.8	$228.2

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing (income) expense, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

(c)
Activity associated with legacy businesses and the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. Of specific note, the Company recognized $24.4 million of pre-tax expense during the nine months ended June 30, 2023 to reflect its increased estimated indemnity obligation, which also resulted in an income tax benefit of $26.5 million to reflect the release of valuation allowances in connection with the amendment of the Tax Matters Agreement with Valvoline’s former parent company.

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

Adjusted EBITDA from continuing operations increased $24.0 million for the three months ended June 30, 2023 and $42.6 million for the nine months ended June 30, 2023 compared to the prior year periods driven by strong system-wide SSS growth primarily due to increased average ticket and continued gains in vehicles served, as well as unit growth. Additionally, gross profit benefits from improved cost efficiency were partially offset by increased SG&A investments to support future growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2023	2022
Cash provided (used by):
Operating activities	$249.9	$126.9
Investing activities	$(594.9)	$(123.6)
Financing activities	$(1,427.4)	$(184.8)

Operating activities

The increase in cash flows provided by operating activities of $123.0 million from the prior year was driven by higher cash earnings and favorable changes in net working capital, primarily due to timing-related growth in payables and accruals as a result of the sale of Global Products. These favorable changes were partially offset by increased interest and tax payments during the current year.

Investing activities

The increase in cash flows used in investing activities of $471.3 million from the prior year was principally related to the purchase of investments for $440.4 million, which included U.S. treasury securities classified as held-to-maturity short-term investments and a deferred compensation investment fund. In addition, increased capital expenditures of $36.4 million driven by growth investments primarily related to new store construction, and lower net cash inflows from franchisee loans receivable of $9.5 million also contributed to the increased cash flows used in investing activities. These combination of these changes increased cash flows used in investing activities and were partially offset by a $14.9 million reduction in current year acquisition activity and related spend.

Financing activities

The increase in cash flows used in financing activities of $1.243 billion from the prior year was primarily due to returning $1.292 billion more in cash to shareholders through share repurchases, which included $1.030 billion in principal and fees related to completing the Tender Offer in June 2023. This increased use of cash from the prior year was partially offset by a $6.5 million increase in cash inflows from net borrowing activity, in addition to lower dividends paid of $45.3 million.

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

	Nine months ended June 30
(In millions)	2023	2022
Cash flows provided by operating activities	$249.9	$126.9
Less: Maintenance capital expenditures	(18.0)	(13.0)
Discretionary free cash flow	231.9	113.9
Less: Growth capital expenditures	(107.9)	(76.5)
Free cash flow	$124.0	$37.4

The increase in free cash flow from continuing operations over the prior year was driven by higher cash flow provided by operating activities, partially offset by increased capital expenditures. Higher capital expenditures were primarily due to growth investments related to new store construction.

Discontinued operations cash flows

Valvoline has historically satisfied its short-term working capital and operational needs, in addition to indebtedness and other obligations, through the earnings, assets and cash flows generated by its consolidated operations. Following the Transaction, Valvoline will not be able to rely on the earnings, assets or cash flows that were attributable to the Global Products business. The cash flows of the discontinued operation are reflected in the Condensed Consolidated Statements of Cash Flows and are summarized below for the nine months ended June 30:

(In millions)	2023	2022
Cash (used in) provided by:
Operating activities	$(298.3)	$64.3
Investing activities	$2,621.0	$(20.0)
Financing activities	$(108.1)	$6.8

The decrease in operating cash flows provided by discontinued operations was largely due to the first estimated tax payment of $225.5 million relating to the gain on sale of discontinued operations, in addition to payments of separation-related costs attributed to the sale of the Global Products business, including the success fee which coincided with the close of the sale on March 1, 2023. Additionally, changes in net working capital during the pre-close period drove unfavorable operating cash flows primarily due to trade and other payables activity in the cost inflationary environment and growth in accounts receivables from increased sales compared to the prior year. These items, along with the partial period of operational results due to the sale of the business in the current year, drove the decline in year-over-year operating cash flows for the discontinued operation. The Company expects to remit the remaining current income tax payment regarding the gain on sale in the fourth quarter of fiscal 2023.

Cash flows provided by investing activities of discontinued operations were significantly higher in the current year period due to the aggregate cash consideration received, net of cash transferred to Global Products entities, of $2.634 billion in connection with the completion of the Transaction and sale of the business.

The increase in cash flows used in financing activities of discontinued operations was primarily due to higher net repayments on borrowings during the current period, driven by the extinguishment of the $175.0 million Trade Receivables Facility.

Debt

Inclusive of the interest rate swap agreements, approximately 88% of Valvoline's outstanding borrowings at June 30, 2023 had fixed interest rates, with the remainder bearing variable rates. As of June 30, 2023, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $471.2 million under its Revolver.

The bond indenture for the 2030 Senior Notes contains an asset sale covenant that requires Valvoline to make an offer to holders to purchase the 2030 Senior Notes at par, plus any accrued and unpaid interest with any Excess Proceeds from an Asset Sale, each as defined in the indenture. Valvoline currently expects that the sale of Global Products will require the Company to offer to repurchase all of the 2030 Senior Notes during the second quarter of fiscal 2024, absent an amendment to the indenture or other transaction related to these Senior Notes.

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

Dividend payments and share repurchases

During the nine months ended June 30, 2023, the Company paid cash dividends of $0.125 per common share for $21.8 million and repurchased 37.9 million shares of its common stock for $1.390 billion. These repurchases utilized the $130.4 million that remained in aggregate share repurchase authority as of September 30, 2022 under the May 17, 2021 Board authorization to repurchase up to $300 million of common stock through September 30, 2024, in addition to $1.260 billion under the 2022 Share Repurchase Authorization. As of June 30, 2023, $340.4 million remained available for repurchase under the 2022 Share Repurchase Authorization.

The share repurchase activity in nine months ended June 30, 2023 includes the completion of a modified “Dutch auction” tender offer where 27.0 million shares were purchased at $38.00 per share for an aggregate purchase price of $1.024 billion, excluding related fees and expenses. For further information regarding the Tender Offer, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The dividend and share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions and franchise development, and then returning excess cash to shareholders through dividends and share repurchases. As focus further shifts to the growth of Valvoline following the sale of Global Products, the Company discontinued its dividend after the first quarter of fiscal 2023 and has continued to return value to shareholders through share repurchases. The Company anticipates repurchasing shares of its common stock up to the full amount remaining under the 2022 Share Repurchase Authorization within the next 12 months, subject to market conditions.

Summary

Valvoline’s continuing operations had cash and cash equivalents of $526.7 million, short-term investments of $424.1 million, total debt of $1.592 billion, and total remaining borrowing capacity of $471.2 million as of June 30, 2023. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Management believes that the Company has sufficient liquidity based on its current cash, cash equivalents and short-term investments position, cash generated from business operations, and existing financing to meet its required pension and other postretirement plan contributions, debt servicing obligations, tax-related and other material cash and operating requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and the impacts on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and except as disclosed below, determined there were no changes in the nine months ended June 30, 2023.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2023.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

From time to time, the Company’s officers and directors enter into equity trading plans with their brokers, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities and Exchange Act of 1934 (a “Rule 10b5-1 Trading Plan”). A Rule 10b5-1 Trading Plan is a written agreement between the officer or director and such person’s broker that pre-establishes the formula for determining the amounts, prices, and dates of Valvoline common stock and does not permit the officer or director to exercise any subsequent influence over how, when or whether to effect purchases or sales. In addition, the officer or director must represent that he or she is not aware of any material nonpublic information concerning Valvoline or its common stock upon execution of the Rule 10b5-1 Trading Plan. The Company’s insider trading policy requires a 90-day cooling-off period before transactions may be executed pursuant an officer’s or director’s Rule 10b5-1 Trading Plan.

During the three months ended June 30, 2023, Ms. Julie M. O’Daniel, the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary, and Mr. R. Travis Dobbins, the Company’s Senior Vice President and Chief Technology Officer, entered into Rule 10b5-1 Trading Plans with their brokers. Ms. O’Daniel entered into a Rule 10b5-1 Trading Plan on May 31, 2023, to sell up to 2,000 shares of Valvoline common stock and to exercise up to 3,500 stock appreciation rights and sell the shares, net of amounts withheld by the Company for the exercise price and applicable withholding taxes. Ms. O’Daniel’s Rule 10b5-1 Trading Plan expires upon the earlier of December 29, 2023 or the date all trades pursuant to such trading plan are executed. Mr. Dobbins entered into a Rule 10b5-1 Trading Plan on May 24, 2023, to sell up to 1,700 shares of Valvoline common stock. Mr. Dobbins’ Rule 10b5-1 Trading Plan expires upon the earlier of October 31, 2023 or the date all trades pursuant to such trading plan are executed.

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

The global macroeconomic environment could be negatively affected by, among other things, disruptions to the banking system and financial market volatility resulting from bank failures and actions to reduce inflation. The Company utilizes and maintains material balances of cash, cash equivalents, and short-term investments and is therefore reliant on banks and financial institutions to safeguard and allow ready access to these assets. Specifically, the Company has $526.7 million of cash and cash equivalents and $424.1 million of short-term investments as of June 30, 2023 held by various financial institutions, the majority of which represent the remaining net proceeds from the sale of Global Products with a significant portion held in U.S. government securities.

The failure of a bank, or other adverse conditions in the financial markets, impacting the institutions or counterparties with which the Company, or its customers or vendors, maintain deposits or financing activities, could impact Valvoline’s timely access to liquid assets or its financial performance. There are no assurances or guarantees that deposits greater than the Federal Deposit Insurance Corporation limits will be protected by the U.S. government or that any bank, government or financial institution will be able to obtain the needed liquidity in the event of a failure or similar crisis. If financial institutions are unable to provide timely access to deposits and funds, the Company, its vendors, customers, or lenders could be required to seek additional sources of liquidity to maintain operating and cash requirements. As a result of uncertainty in the broader financial markets, there may be additional impacts to Valvoline’s business that cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 30.1 million shares of its common stock for $1.133 billion during the three months ended June 30, 2023 pursuant to the 2022 Share Repurchase Authorization. These repurchases included the completion of the Tender Offer in June 2023 whereby the Company repurchased 27.0 million shares of its common stock at $38.00 per share for an aggregate purchase price of $1.024 billion, excluding fees and expenses. Share repurchases during the three months ended June 30, 2023 were:

Monthly period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2023 - April 30, 2023	2,284,038	$34.56	2,284,038	$1,394.1
May 1, 2023 - May 31, 2023	859,216	$34.28	859,216	$1,364.6
June 1, 2023 - June 30, 2023	26,953,603	$38.00	26,953,603	$340.4
Total	30,096,857	$37.63	30,096,857

ITEM 6.  EXHIBITS

31.1*	Certification of Samuel J. Mitchell, Jr., Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

VALVOLINE INC.
(Registrant)

August 9, 2023	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer