Form 10-K
period 2023-09-30
VALVOLINE INC
filed 2023-11-20
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at March 31, 2023 was approximately $5.9 billion. At November 15, 2023, there were 130,650,040 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, executing on its growth strategy to create shareholder value by driving the full potential in the Company’s core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc; realizing the benefits from the sale of Global Products; and future opportunities for the remaining stand-alone retail business; and any other statements regarding Valvoline's future operations, financial or operating results, capital allocation, debt leverage ratio, anticipated business levels, dividend policy, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends,” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II of this Annual Report on Form 10-K and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

PART I

ITEM 1.  BUSINESS

Overview

Valvoline Inc. is a leader in automotive preventive maintenance delivering convenient and trusted services in its retail stores throughout the United States (“U.S.”) and Canada. The terms “Valvoline,” the “Company,” “we,” “us,” “management,” and “our” as used herein refer to Valvoline Inc., its predecessors and its consolidated subsidiaries, except where the context indicates otherwise.

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 1,850 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports nearly 300 locations through its Express CareTM platform. For over 15 decades, Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with its growing network of stores.

Company background

Established in 1866, Valvoline has a history of innovation spanning more than 155 years when Dr. John Ellis founded Valvoline by discovering the lubricating properties of distilled crude oil and formulated the world's first petroleum-based lubricant. Valvoline was trademarked seven years later in 1873, making it the first trademarked motor oil brand in the U.S. Soon thereafter, as vehicle ownership rapidly grew, Valvoline became widely known in the automotive world through racing victories and as a recommended oil for the iconic Ford Model T, while expanding its product offerings and global reach through its innovative automotive maintenance and heavy-duty engine applications.

Valvoline was acquired by Ashland (currently doing business as Ashland Inc., and together with its predecessors and consolidated subsidiaries, referred to herein as “Ashland”), in 1950 and continued accelerating through the development of all-climate and racing motor oils, in addition to supporting notable automobile racing victories by some of the biggest legends of the sport. By the late 1980s, Valvoline began operating and franchising VIOC service center stores, expanding into consumer-focused automotive preventive maintenance and quick lube services. Valvoline maintained its focus on innovating for evolving vehicle technologies and the needs of customers through the late 1990s and early 2000s by introducing synthetic and high-mileage motor oils.

Valvoline was incorporated in May 2016 as a subsidiary of Ashland, followed by the transfer of the Valvoline business and certain other legacy Ashland assets and liabilities from Ashland to Valvoline. Valvoline completed its initial public offering of common stock in September 2016, and Ashland distributed its remaining ownership interest in Valvoline in May 2017 (the “Distribution”). Today, Valvoline operates as an independent corporation that trades on the New York Stock Exchange (“NYSE”) under the symbol “VVV,” as a pure play automotive retail services provider focused on delivering quick and convenient vehicle maintenance services to further accelerate its growth.

Discontinued operations

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”) to Aramco Overseas Company B.V. (“Aramco” or the “Buyer”) (the “Transaction”). Refer to Note 3 included within the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Global Products business, including the assets and liabilities divested and income from discontinued operations.

Valvoline’s retail services

Valvoline operates and franchises more than 1,850 service center locations through its VIOC and GCOC retail locations and supports nearly 300 locations through its Express Care platform. The Company has built a reputation as the quick, easy, trusted name in automotive preventive maintenance and continues to build its market share by leveraging its stay-in-your-car service model and providing each customer with service that can be seen by experts they can trust. Valvoline technicians utilize the Company’s proprietary SuperProTM system to deliver a superior customer experience and make timely service recommendations based upon vehicle service history and original equipment manufacturer (“OEM”) recommendations. The SuperPro system is utilized in both company-operated and franchised service center locations, creating a consistent service experience for customers.

The following summarizes the primary services Valvoline offers at its retail service center stores:

Valvoline’s services are offered to a wide range of vehicle types, including fleets, as shown below:

PASSENGER CAR
MOTOR OIL / LIGHT
DUTY
HYBRID
ELECTRIC
VEHICLE
MEDIUM
DUTY
BATTERY
ELECTRIC
VEHICLE

Industry overview

Demand for automotive aftermarket services benefits from the growing number and age of vehicles in operation as well as increasing vehicle complexity and ongoing increases in miles driven. In addition, the resilient North American automotive aftermarket services market is highly fragmented, which creates a significant opportunity for consolidation. Based on industry surveys and management estimates, the U.S. Do It For Me (“DIFM”) total addressable market depicted below demonstrates the magnitude of the opportunity in the U.S. for Valvoline:

(a)	VIOC oil changes in fiscal year 2023 (U.S. company and franchised stores)
(b)	Management estimates developed utilizing internal and industry data for U.S. passenger car and light truck quick lube and DIFM oil changes
Business and growth strategies

As a pure play automotive retail services provider and the trusted leader in preventive automotive maintenance, Valvoline is well positioned to create long-term shareholder value through executing the Company’s strategic initiatives, which include:

•Driving the full potential of the core business through increasing market share and non-oil change revenue growth in existing stores by building on Valvoline’s strong foundation in marketing, technology, and data.

•Aggressively growing the retail footprint with company-operated store growth and an increased emphasis on franchisee store growth; and

•Developing capabilities to capture new customers through services expansion focused on fleet manager needs and needs of the evolving car parc.

Retail store development

Valvoline’s network of retail service centers delivered its 17th consecutive year of system-wide same-store sales (“SSS”) growth in fiscal 2023, demonstrating the system's operational excellence. As shown below, Valvoline operates, either directly or through its franchisees, 1,852 service center stores across the U.S. and Canada as of September 30, 2023:

●	Company-operated
●	Franchised

Valvoline utilizes a three-pronged approach to grow its retail network through 1) franchisee store expansion 2) opportunistic acquisitions, and 3) new store development. This approach drove system-wide store growth of more than 30% over the last five years. During this period, Valvoline added 467 net new stores to the system and expanded its service centers internationally into Canada. The retail services store network and its same-store sales growth in each of the last five years is summarized below:

(a)
Refer to "Key Business Measures" in Item 7 of Part II of this Annual Report on Form 10-K for a description of management's use and determination of key metrics, including store counts and SSS. Measures include franchisees, which are distinct independent legal entities and Valvoline does not consolidate the results of operations of its franchisees.

(b)
As of September 30, 2020, one franchised service center store included in the store count was temporarily closed at the discretion of the respective independent operator due to the impacts of COVID-19.

Competition

The automotive aftermarket service industry is highly fragmented and Valvoline faces competition across its service categories and subcategories. Competition is based on several key criteria, including brand recognition, product selection, quality of service, price, convenience, speed, location, and customer experience, in addition to the ability to deliver innovative services to meet evolving customer needs. Valvoline competes for customers with automotive dealerships, automotive repair and maintenance centers, as well as other regional and independent quick lube operators.

Additionally, Valvoline’s retail stores compete for consumers and franchisees with other major franchised brands that offer a turn-key operations management system, such as Jiffy Lube, Grease Monkey, Take 5 Oil Change, Express Oil Change, and Mr. Lube in Canada. Valvoline competes with other franchisors in automotive services and across other industries on the basis of the expected return on investment and the value propositions offered to franchisees.

Valvoline also competes for Express Care operators and customers with national branded companies that offer an independent quick lube platform with a professional signage program and limited business model support.

Marketing and customer experience

Valvoline places a high priority on delivering an in-store customer experience that is quick, easy, and trusted. To both acquire and retain customers, marketing plays an important role in demonstrating the differentiated experience that Valvoline offers customers, as well as providing information on locations, pricing and services offered. Techniques utilized by the Company are intended to build awareness of and create demand for its automotive preventive maintenance services. Valvoline markets through search and direct response channels and invests in advertising through social and digital media. The Company’s digital modeling marketing strategies are efficient and yield strong rates of return.

Valvoline leverages its digital tools to obtain customer feedback across the retail network of stores. Customer feedback is frequently measured and monitored to ensure that any service issues are quickly addressed to maintain high levels of customer satisfaction. Valvoline also utilizes its digital infrastructure and technology to more efficiently interact with customers, driving customer engagement, acquisition and retention, and consistency. The Company's strengths in digital marketing and data analytics are leveraged to attract new and retain existing customers, including tailored marketing campaigns directed to specific customers when their next service is estimated to be due.

Intellectual property

Valvoline holds approximately 260 trademarks in more than 60 countries across the world, including the Valvoline and “V” brand logo trademarks. These trademarks have a perpetual life, are generally subject to renewal every ten years, and are among Valvoline's most protected and valuable assets. With the completion of the sale of Global Products, Valvoline owns the Valvoline brand for all global retail services, excluding China and certain countries in the Middle East and North Africa, while Global Products owns the Valvoline brand for all products uses globally. Valvoline partners with Global Products to ensure that Valvoline's iconic brand is managed in a consistent and holistic manner.

Valvoline trade names and service marks used in its business include ValvolineTM and Valvoline Instant Oil ChangeSM, among others. Valvoline is also party to arrangements that license its intellectual property to others in return for revenues. Valvoline owns approximately 700 domain names that are used to promote Valvoline services and provide information about the Company.

Product supply and price

The products used in Valvoline’s retail service delivery are principally sourced from Global Products. In connection with the sale of its former reportable segment, Valvoline entered into a long-term supply agreement for the purchase of substantially all lubricant and certain ancillary products for its stores from Global Products (the “Supply Agreement”).

Valvoline is able to leverage its scale, as well as the scale of its suppliers, for favorable terms in the arrangement of product supply for its store operations across the network. This benefit enhances the value proposition to new and existing independent store operators as well as to the profits of Valvoline’s company store operations. Valvoline’s arrangement of product supply for its independent operators provides recurring fees and margins that benefit ongoing results. As Valvoline continues to grow organically and through acquisitions, the business is well-positioned to continue driving increased benefits to the overall system of retail stores.

Valvoline works diligently to preserve margins by adjusting its pricing in response to changes in costs. The Company’s customer value proposition focuses on convenience and quality service which provides the ability to leverage pricing power to raise prices while maintaining customer loyalty. Pricing adjustments to products sold to Valvoline's independent operators are made pursuant to their contracts and are generally based on movements in published base oil indices.

Seasonality

Valvoline’s business is moderately impacted by seasonality. Transaction volumes follow driving patterns of customers, which generally trend with the length of daylight hours, North American holidays, and vacation timing. Weather conditions can modestly affect transaction volumes, and geographic variation typically limits weather impacts to specific regions. As a result, the second half of the fiscal year ordinarily is more robust as miles driven tends to be higher.

Regulatory and environmental matters

Valvoline operates to maintain compliance with various federal, provincial, state, and local laws and governmental regulations relating to the operation of its business, including those regarding employment and labor practices; workplace safety; building and zoning requirements; the handling, storage and disposal of hazardous substances contained in the products used in service, including used motor oil and lead-acid batteries; and the ownership, construction and operation of real property, among others. Valvoline maintains policies and procedures to control risks and monitor compliance with applicable laws and regulations. These laws and regulations require Valvoline to obtain and comply with permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke the Company’s permits, registrations or other authorizations and can enforce compliance through fines, sanctions and injunctions. The Company is also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in locations in which Valvoline’s services are offered. Such regulations principally relate to the operation of its service centers, advertising and marketing of Valvoline’s services.

Valvoline stores lubricating and vehicle maintenance products and handles used automotive oils and filters. Accordingly, Valvoline is subject to numerous federal, provincial, state, and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act. In addition, the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act, as well as various state and local environmental protection agencies, regulate the handling and disposal of certain waste products and other materials.

As a franchisor, Valvoline is subject to various state and provincial laws, and the Federal Trade Commission (the “FTC”) regulates franchising activities in the U.S. The FTC requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Certain jurisdictions require registration or specific disclosure in connection with franchise offers and sales, or have laws that limit franchisor rights with regard to the termination, renewal or transfer of franchise agreements.

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

Human capital management

"It all starts with our people" is one of Valvoline's core values, and the Company endeavors to create an environment that promotes safety, fosters diversity, encourages creativity, rewards performance, and emphasizes culture and purpose. To recruit and retain the most qualified team members, Valvoline focuses on treating team members well by paying competitive wages, offering an attractive benefit package, and providing robust training and career development opportunities. Valvoline is committed to actively creating an environment where each team member is empowered to learn, grow, and maximize their personal contribution.

As of September 30, 2023, Valvoline had more than 10,000 employees (excluding contract employees) in the U.S. and Canada, including approximately 9,600 full-time employees. Valvoline operates 876 company-owned retail service center stores throughout the U.S. and Canada and supports its network of over 1,850 stores through centralized teams.

The table below provides the Company's approximate distribution of employees, which includes its company-operated service center stores, central supporting teams, and excludes independent contractors:

Number of employees
Technicians	8,600
Store management	1,100
Customer service	200
Total company-operated store employees	9,900
Area and regional operations	400
Total retail services operations	10,300
Headquarter and remote corporate team members	600
Total employee headcount	10,900

Valvoline seeks to attract, develop, and retain highly qualified talent as summarized further below.

Employee communication and feedback

In an ongoing effort to understand employees’ needs and deliver on the Company’s values of trust, accountability and collaboration, Valvoline remains focused on transparency and employee feedback. The Company regularly hosts company-wide town halls in which Valvoline’s Chief Executive Officer and other members of senior management inform employees about performance, strategic initiatives, activities, and policies along with providing opportunities for them to ask questions. In addition, Valvoline management is focused on listening understand what is on the minds of employees by regularly surveying team members to gather real-time feedback as well as identifying opportunities for continuous improvement. During fiscal 2023, the Company also surveyed employees to solicit feedback and address questions regarding the Transaction and maintained an intranet page dedicated to communicating and establishing transparency throughout the separation process. Valvoline believes employee survey results are important to evaluate areas for improved communication and are meaningful to recruit and retain top talent, believing satisfied employees are more likely to have a positive impact in the workplace and deliver great customer service.

Diversity, equity and inclusion (“DEI”)

Valvoline is committed to creating an inclusive and welcoming environment for its employees and customers by fostering a strong sense of belonging, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. To help further promote an inclusive culture and to better serve customers, the Company is focused on:

•Promoting a culture of diversity and inclusion that leverages the talents of all employees,
•Implementing practices that attract, recruit and retain diverse top talent.and
•Demonstrating an investment in diversity and inclusion through diverse supplier spend, depositing cash in federally-insured minority depository institutions ("MDIs") and through the Company's charitable giving efforts.

As part of the Company's commitment to deposit cash in MDIs, Valvoline has invested $2.5 million of its cash equivalents as of September 30, 2023 with MDIs.

In connection with the focus on equity, inclusion and belonging, Valvoline supports employee-led networking groups (Employee Resource Groups or “ERGs”), which are open to all employees and include the Women’s, LGBTQ+, African American/Black, and Veteran’s Networks. These ERGs provide a forum to communicate and exchange ideas, build a network of relationships across the Company, and pursue personal and professional development. Each ERG has four purpose pillars which include Engage, Educate, Development, and Impact.

The Company also actively sponsors events that promote diversity and utilizes its DEI Council, a working committee to help steer diversity and inclusion efforts across the business and its operations. In fiscal 2023, Valvoline established the Environmental, Social and Governance (“ESG”) and Equality Council (the “Council”), comprised of senior leaders from the Company and a member of the Valvoline Board of Directors (the “Board”), to support continued progress on ESG initiatives. The Council is overseen by and reports to the Board’s Governance and Nominating Committee and works closely with Valvoline’s employee-driven DEI Council to focus on strengthening Valvoline’s commitment to diversity, equity and inclusion. The Council works to further Valvoline’s efforts to integrate sustainability into the Company’s business operations.

Talent acquisition

Valvoline strives to foster a workplace culture that attracts and retains top, diverse talent at every level. Valvoline's talent acquisition is based on qualifications and experiences of target employees, including "building block" traits and capabilities that support strong development early in an employee's career with the Company. In fiscal 2023, Valvoline invested heavily in the talent acquisition team to ensure the Company has the right skill set to attract and recruit exceptional diverse talent along with supporting technology to increase efficiency in staffing stores. Valvoline utilizes innovative technology and structured processes intended to attract qualified candidates, including engaging job descriptions designed to reach a larger audience, a quick and mobile-friendly application process, online chat features to proactively address applicant questions, and video storytelling that offers a view of Valvoline's culture through the lens of its own employees. These tools have been created to convey what makes Valvoline unique as an employer to better attract diverse and ideal candidates, and these strong branding and sourcing efforts allow Valvoline to select among the very best.

The Company’s focus on aggressive growth, including the addition of 137 net new system-wide stores in fiscal 2023, creates a critical need for talent to operate those stores. Valvoline utilizes its tools and processes to attract qualified candidates, including providing support to franchise sourcing efforts. Franchisees collaborate through periodic sharing of hiring experiences and best practices to ensure company-operated and franchised locations attract and hire the best candidates to deliver consistent and superior service to Valvoline’s customers.

Training and development

The opportunity to develop and advance, regardless of job role or location, is critical to the success of Valvoline. A key component of the Company’s talent development approach is to provide each team member with the necessary tools and training opportunities to develop within their area of subject matter knowledge. The Company follows a three-step process to career development planning, along with several resources designed to aid employees in assessing competencies and designing a development plan specific to their goals. Across the organization, including within the VIOC and GCOC systems of company-operated and franchised service center stores, employees are provided voluntary and compulsory regulatory, safety, compliance, customer service, and product training opportunities. Training is based on job role and function, delivered via virtual or in-person classes and e-learning. This includes management and leadership programs with approximately 20 hours of live training and development for its new managers. In addition, an internal management system for executing Valvoline's retail services provides a structured and detailed early learning training plan supported by a proprietary digital learning platform. This plan provides new VIOC employees 270 hours of training that is generally completed within the first 60 days of employment leading to their first certification and another 240 hours of training in the next 140 days that supports promotability.

Throughout the year, Valvoline provides an Introduction to Management program within its VIOC stores where assistant managers who qualify as potential store managers meet for three days to interact with leadership team members and peers from other stores to learn about Valvoline's culture, share best practices, and receive management training to prepare them for career advancement. The combination of these efforts enable Valvoline to continue a promote-from-within strategy which has led to a majority of service center managers, area managers, and market manager promotions in the last year being earned by team members who started in hourly positions at VIOC.

Valvoline also offers and has many partnerships to deliver quality development opportunities, including those with leading universities, research organizations and companies. Employees have opportunities to attend seminars and training programs provided by industry trade and professional organizations. Valvoline provides tuition assistance for employees enrolled in higher education programs directed at improving their performance or helping them prepare for a future role within the Company. By engaging team members early, Valvoline provides them with the necessary tools to learn and acquire new skills which increases their value as an employee and, most importantly, affords them the opportunity to advance their careers.

Valvoline has been presented with Training magazine’s Training APEX Award 11 times, which ranks companies that are unsurpassed in harnessing human capital and reflects the winners’ journey to attain peak performance in employee training and development and organizational success. Additionally, the Company is a ten-time recipient of the BEST Award from The Association for Talent Development, that recognizes organizations that are Building talent, Enterprise-wide and Strategically driving a Talent development culture that delivers results.

Total rewards

Taking care of the whole person is a guiding principle of Valvoline’s total rewards philosophy. The Company offers competitive comprehensive compensation and benefits packages designed to care for the physical, emotional, and financial well-being of its employees as well as to attract, retain and recognize its employees and is committed to aligning rewards to performance. By compensating employees fairly and consistently based on their role, location, and performance, Valvoline can ensure that employees are not paid based on factors like gender, race, or ethnicity. The Company’s Compensation Committee of the Board is actively involved in determining competitive compensation strategies to help Valvoline continually improve in attracting, developing and retaining top talent.

The Company provides a wide variety of benefits to eligible full-time and part-time employees. Valvoline’s strategy is to provide competitive benefit programs which align to the changing business environment and meet the needs of employees through all stages of life, which includes:

•Affordable healthcare plans (medical, prescription, dental, vision, maternity, fertility, adoption and telehealth)
•Life, disability, and accident insurance coverage
•Health savings account (HSA) with company contributions
•401(k) retirement savings plans with generous company basic and matching contributions
•Personalized well-being programs (physical, mental and financial) to support taking care of the whole employee and family
•Tuition reimbursement
•Paid time off, plus holiday pay, paid disability, paid maternity and family leave, and other leave programs.

Health and safety

Valvoline is committed to a zero-incident culture for its employees, vendors, and customers. The Company designs, builds and operates its facilities to promote and protect the health and safety of its team members, known as its "Vamily." Valvoline strives to create workplaces and practices in all environments that team members work in to help foster a safe and secure environment for every employee and customer, which includes a sense of belonging that enables them to deliver V-class service to customers. In order to help reduce the number of incidents at the Company, Valvoline employs safety-specific education as part of its training programs. Employees will begin this training on day one to instill safety precautions and best practices. As part of the broader training course, team members are required to successfully complete execution reports confirming a strong understanding of Valvoline safety measures.

In response to the COVID-19 pandemic, the Company implemented additional personal safety measures in all its offices and facilities by offering expanded employee assistance, telehealth services, well-being plans, and a remote/hybrid work policy. The Company continues to follow and communicate guidance provided by national, state and local public and occupational health authorities.

Citizenship

Valvoline’s citizenship efforts support social and educational needs within the communities the Company serves. Throughout the year, Valvoline supports its employees in volunteering their time and talents to give back to their communities. Valvoline employees support the United Way, Red Cross, Children’s Miracle Network, Habitat for Humanity, Big Brothers Big Sisters, and many more national and local organizations.

Valvoline's Charitable Giving Program encourages its team members to support the communities in which they live and in which the Company operates, through hands-on service, focused generosity and the continuous pursuit of innovative and sustainable solutions. A major focus of Valvoline’s charitable giving programs is the annual employee giving campaign where employees are encouraged to donate to the charity of their choice. Valvoline’s matching program will match the donations given to the organizations that align with at least one of the Company’s giving pillars: (1) disadvantaged families and children, (2) education, (3) environment, (4) health care, and/or (5) diversity, equity and inclusion. In fiscal 2023, the Company offered participation within the Valvoline Grant Program which offered non-profits the opportunity to submit proposals for specific needs within their organization. Valvoline’s Charitable Giving Committee awards the grants based on the Company’s giving pillars.

Additionally, Valvoline employees support a program that assists company employees during times of personal hardship by providing short-term financial assistance to eligible service center and corporate employees in immediate financial need because of an accident, illness, injury, death, natural disaster, or other catastrophic or emergency event.

Available information

More information about Valvoline is available on the Company’s website at http://investors.valvoline.com. On this website, Valvoline makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the U.S. Securities and Exchange Commission (the “SEC"). Valvoline also makes available, free of charge on its website, its Amended and Restated Articles of Incorporation, By-Laws, Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and the Global Standards of Business Conduct that apply to Valvoline’s directors, officers and employees. These documents are also available in print to any shareholder who requests them. The information contained on Valvoline’s website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. References to website addresses are provided as inactive textual references only. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and other information and statements regarding issuers, including Valvoline, that file electronically with the SEC.

Executive officers of Valvoline

The following table sets forth information concerning Valvoline's executive officers as of November 15, 2023:

Name	Age	Title
Lori A. Flees	53	President and Chief Executive Officer and Director
Mary E. Meixelsperger	63	Chief Financial Officer
Julie M. O’Daniel	56	Senior Vice President, Chief Legal Officer and Corporate Secretary
Jonathan L. Caldwell	46	Senior Vice President and Chief People Officer
R. Travis Dobbins	51	Senior Vice President and Chief Technology Officer
Linne R. Fulcher	52	Senior Vice President and Chief Operating Officer
Dione R. Sturgeon	46	Chief Accounting Officer and Controller

Lori A. Flees has served as a director and President and Chief Executive Officer of Valvoline since October 2023. Ms. Flees served as President, Retail Services of Valvoline from April 2022 to September 2023. Prior to joining Valvoline, Ms. Flees held leadership positions at Walmart Inc., serving as Senior Vice President and Chief Operating Officer of Health & Wellness from August 2020 to March 2022; Senior Vice President and General Merchandising Manager, Sam’s Club Health & Wellness from June 2018 to August 2020; and Senior Vice President, Next Generation Retail and Principal Store No.8 from September 2017 to June 2019.

Mary E. Meixelsperger has served as Valvoline's Chief Financial Officer since June 2016. Prior to joining Valvoline, Ms. Meixelsperger was Senior Vice President and Chief Financial Officer of DSW Inc. from April 2014 to June 2016.

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

R. Travis Dobbins has served as Valvoline's Senior Vice President and Chief Technology Officer since March 2023. Mr. Dobbins served as Vice President of Information Technology of Valvoline from January 2019 to February 2023 and as Information Technology Director, Commercial Solutions from September 2016 to January 2019.

Linne R. Fulcher has served as Valvoline's Senior Vice President and Chief Operating Officer since October 2023. Mr. Fulcher served as Vice President, Central Operations and Customer Experience Optimization from August 2022 to September 2023. Prior to joining Valvoline, Mr. Fulcher held leadership positions at Walmart Inc., serving as Vice President Customer Strategy, Science and Journeys from October 2019 to August 2021; and Vice President Returns from February 2017 to October 2019.

Dione R. Sturgeon has served as Valvoline's Chief Accounting Officer and Controller since March 2023. Ms. Sturgeon served as Vice President, Corporate Controller from March 2022 to February 2023; as Senior Director, Global Accounting, Reporting & Controls from October 2020 to March 2022; and as Director, Corporate Accounting of Valvoline from August 2016 to October 2020.

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

Valvoline operates in a highly competitive market, competing against a wide variety of companies across the automotive services industry. Competition is based on several key criteria, including brand recognition, quality, price, customer service, and the ability to bring innovative services to the marketplace. Competitors include international, national, regional and local automotive repair and maintenance shops, automobile dealerships, and oil change shops. Certain competitors are larger than Valvoline and have greater financial resources and more diversified portfolios, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand adverse changes in conditions within the industry, market dynamics, the price of supplies or general economic conditions. In addition, competitors’ pricing decisions could compel Valvoline to decrease its prices, which could negatively affect Valvoline’s margins and profitability.

Rising and volatile supply costs and supply chain constraints or disruptions could adversely affect Valvoline’s results of operations.

Valvoline’s service center locations require large quantities of automotive products and supplies. The Company’s success depends in part on the ability to anticipate and react to changes in supply costs, and the Company is susceptible to increases in primary and secondary supply costs as a result of factors beyond its control. These factors include general economic conditions, including recessions, significant variations in supply and demand, pandemics, armed conflicts, war, weather conditions, currency fluctuations where Valvoline operates, commodity market speculation, labor strikes, including rail strikes, and government regulations. Higher product and supply costs could reduce the Company’s profits, which in turn may adversely affect the business and results of operations for both company-operated and franchised stores.

Additionally, should conditions such as supply chain congestion or availability related to severe weather or climate conditions become severe or last for an extended period of time, Valvoline's inventory of supplies may not be sufficient to meet customer demands. Government regulations related to the manufacture or transport of products provided by the supplier may also impede Valvoline’s ability to obtain those supplies on commercially reasonable terms. If Valvoline is unable to obtain and retain product supply under commercially acceptable terms, its ability to deliver services in a competitive and profitable manner or grow its business successfully could be adversely affected.

Demand for Valvoline’s services could be adversely affected by spending trends, declining economic conditions, industry trends and a number of other factors, all of which are beyond its control.

Demand for Valvoline’s services may be affected by a number of factors it cannot control, including the number and age of vehicles in current service, regulation and legislation, technological advances in the automotive industry and changes in engine technology, including the adoption rate of electric or other alternative engine technologies, changing automotive OEM specifications and longer recommended intervals between services. In addition, during periods of declining economic conditions, including recessions, customers may defer vehicle maintenance. Similarly, increases in energy prices or other factors may cause miles driven to decline, resulting in less vehicle wear and tear and lower demand for maintenance, which may lead to customers deferring purchases of Valvoline’s services. All of these factors, which impact metrics such as drain intervals and vehicles served per day, could result in a decline in the demand for Valvoline’s services and adversely affect its sales, cash flows and overall financial condition.

Failure to develop and market new services and technologies could impact Valvoline’s competitive position and have an adverse effect on its business and results of operations.

Valvoline’s efforts to respond to changes in customer demand in a timely and cost-efficient manner to drive growth could be adversely affected by difficulties or delays in service innovation, including the inability to identify or gain market acceptance of new service techniques. Due to the rigorous development process and intense competition, there can be no assurance that any of the services Valvoline is currently developing, or could develop in the future, will achieve substantial commercial success. Moreover, Valvoline may experience operating losses for new services after they are introduced and commercialized because of start-up costs or lack of demand.

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

If allegations are made that Valvoline’s automotive maintenance services were not provided in a manner consistent with its vision and values, the public may develop a negative perception of Valvoline, its brands, image and reputation. In addition, if Valvoline’s franchise or Express Care operators experience service failures or do not successfully operate their service centers in a manner consistent with Valvoline’s standards, its brand, image and reputation could be harmed, which in turn could negatively impact its business and operating results. A negative public perception of Valvoline’s brands, whether justified or not, could impair its reputation, involve it in litigation, damage its brand equity and have a material adverse effect on its business. In addition, damage to the reputation of Valvoline’s competitors or others in the automotive maintenance services industry could negatively impact Valvoline’s reputation and business.

In connection with the sale of Global Products, the parties entered into a brand agreement (the “Brand Agreement”). Pursuant to the Brand Agreement, Valvoline retains ownership of the Valvoline brand for generally all retail services purposes, and Global Products owns the brand for all product uses. The brand sharing arrangement may increase the risk of inconsistency in its use, messaging, or overall damage to the brand, which could have an adverse impact on Valvoline’s reputation and business and result in lengthy and expensive litigation or settlements.

Risks related to executing Valvoline’s strategy

Valvoline has set aggressive growth goals for its business, including increasing sales, cash flow, market share, margins and number of service center stores, to achieve its long-term strategic objectives. Execution of Valvoline’s growth strategies and business plans to facilitate that growth involves a number of risks.

Valvoline has set aggressive growth goals for its business to meet its long-term strategic objectives and improve shareholder value by aggressively growing through new store development, opportunistic acquisitions and increased emphasis on franchise development. Valvoline’s failure to meet one or more of these goals or objectives could negatively impact its business. Aspects of that risk include, among others, changes to the global economy, availability of or failure to identify acquisition targets or real estate for new stores to grow the Company’s network of retail service center stores, real estate and construction costs or delays limiting new store growth, changes to the competitive landscape, including those related to automotive maintenance recommendations and customer preferences, entry of new competitors, attraction and retention of skilled employees, failure to successfully develop and implement digital platforms to support the Company’s growth initiatives, failure to comply with existing or new regulatory requirements, failure to maintain a competitive cost structure and other risks outlined in greater detail in this “Risk Factors” section.

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

Acquisitions are an important element of Valvoline’s overall growth strategy. Valvoline has completed a significant number of acquisitions in recent years and has developed a pipeline of future viable targets expected to complement the Company’s growth initiatives. An insufficient quantity of strategic acquisition targets in the marketplace with limited targets remaining, or the inability of Valvoline to successfully acquire those targets, may have a negative impact on Valvoline's ability to achieve its future growth projections. Valvoline expects to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions and to continue to grow organically and through acquisitions. An inability to execute these plans could have an adverse impact on Valvoline’s financial condition and results of operations. In addition, the anticipated benefits of Valvoline’s acquisitions may not be realized and the process of integrating an acquired company, business, or product may create unforeseen operating difficulties or expenditures.

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

Valvoline’s business is made up of a network of both company-operated and franchised stores. Valvoline’s success relies in part on the operational and financial success, as well as the cooperation of, its franchisees to implement the Company’s growth strategy, which may be dependent upon their ability to secure adequate financing to meet store development requirements. However, Valvoline has limited influence over its franchisees’ operations and the quality of franchised store operations may be diminished by a number of factors beyond the Company’s control. Valvoline’s franchisees manage their businesses independently and are responsible for the day-to-day operations of approximately 53% of the Company’s system-wide service center stores as of September 30, 2023. Valvoline’s royalty, product, and other revenues from franchised stores are largely dependent on franchisee sales and compliance with franchise agreements. Valvoline’s revenues and margins could be negatively affected should franchisees experience limited or no sales growth, or if the franchisee fails to renew its franchise agreements or otherwise fulfill its obligations under negotiated business development, franchise, or supply agreements with Valvoline. Additionally, if the franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, and Valvoline’s revenues may decline. If sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, store closures, delayed or reduced royalties and purchases and reduced growth in the number of service center stores.

Valvoline’s success also depends on the willingness and ability of its independent franchisees to implement major initiatives, which may require additional investment by them, and to remain aligned with Valvoline on operating, promotional and capital-intensive reinvestment plans. The ability of Valvoline’s franchisees to contribute to the achievement of Valvoline’s overall plans is dependent in large part on the availability of financing to its franchisees at reasonable interest rates and may be negatively impacted by the financial markets in general or the creditworthiness of individual franchisees. The size of Valvoline’s largest franchisees creates additional risk due to their importance to the Company’s growth strategy, requiring their cooperation and alignment with Valvoline’s initiatives. Furthermore, if the franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects, impacting the Company’s ability to grow and expand the Valvoline retail footprint.

Risks related to operating Valvoline's business

Changes in economic conditions that impact customer spending could harm Valvoline’s business.

Economic downturns, including a recession, may reduce customer demand or inhibit Valvoline’s ability to provide its services. Valvoline’s business and operating results are sensitive to declining economic conditions, credit market tightness, declining customer and business confidence, volatile exchange and interest rates, continuing inflation and other challenges, including those related to acts of aggression or threatened aggression that can affect the economy and financial markets. In the event of adverse developments or stagnation in the economy or financial markets, Valvoline’s customers may defer vehicle maintenance, oil changes, or other services, may repair and maintain their vehicles themselves or be unable to obtain credit reducing their ability to spend.

In a prolonged economic downturn or recession, these risks and uncertainties could have a material negative impact on Valvoline’s business, financial condition and results of operations. The severity and duration of a downturn in economic and financial market conditions, as well as the timing, strength, and sustainability of a recovery, are unknown and are not within the Company’s control. If the U.S. economy were to enter a recession, the recessionary risks discussed above and elsewhere within these risk factors could be more pronounced in such an economic climate.

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

Valvoline’s performance is dependent on recruiting, developing, training, and retaining quality and diverse service center employees in large numbers. Valvoline’s service centers positions are subject to high rates of turnover. Valvoline’s ability to meet labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if Valvoline does not increase wages competitively, staffing levels and customer service could suffer because of declining workforce quality. Valvoline’s earnings could decrease if wage rates increase, whether in response to market demands or new wage legislation, and Valvoline is unable to adjust pricing to offset the additional costs. In addition, inflation and economic uncertainty may negatively impact Valvoline’s ability to attract and retain employees.

Valvoline’s success also depends on the efforts of key management personnel. Valvoline’s failure to develop an adequate succession plan for one or more of these key positions could reduce Valvoline’s institutional knowledge base and competitive advantage during a transition. The loss or limited availability of the services of one or more key management personnel, or Valvoline’s inability to recruit and retain qualified diverse candidates in the future, could, at least temporarily, have an adverse effect on Valvoline’s operating results and financial condition. Additionally, turnover in other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause greater workload demands for remaining team members and divert attention away from key areas of the business, or otherwise negatively impact the Company’s growth prospects or future operating results.

Business disruptions from natural, operational and other catastrophic risks could seriously harm Valvoline’s operations and financial performance. In addition, a catastrophic event at one of Valvoline’s service center stores or involving its services or employees could lead to liabilities that could further impair its operations and financial performance.

Business disruptions, including those related to operating hazards inherent in servicing vehicles, natural disasters, severe weather conditions, climate change, supply or logistics disruptions, increasing costs for energy, temporary store and/or power outages, information technology systems and network disruptions, cybersecurity breaches, terrorist attacks, armed conflicts, war, pandemic diseases, fires, floods or other catastrophic events, could seriously harm Valvoline’s operations, as well as the operations of Valvoline’s customers and suppliers, and may adversely impact Valvoline’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Valvoline’s services or make it difficult or impossible for Valvoline to deliver services to its customers. In addition to leading to a serious disruption of Valvoline’s businesses, a catastrophic event at one of Valvoline’s service center stores or involving its employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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

The limited diversification of Valvoline’s operations subjects it to risks.

Historically, Valvoline has been able to take advantage of its size and global reach as a combined products and services company. The Transaction has resulted in Valvoline being a smaller, less diversified company, potentially making it more vulnerable to changing market, regulatory and economic conditions. Following completion of the Transaction, Valvoline is more concentrated geographically in the U.S. and Canada and in serving the automotive aftermarket through company-operated, independent franchise and Express Care stores that service vehicles with Valvoline products. In addition, as a smaller company, Valvoline may be unable to obtain goods or services at prices or on terms that are as favorable as those obtained by Valvoline prior to the Transaction, and Valvoline’s ability to absorb costs or unexpected expenses whether due to contingencies or other risks as described herein, may be negatively impacted. Any of these factors could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

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

Disruptions caused by pandemics, epidemics or disease outbreaks, such as COVID-19, in the United States or Canada, could materially affect Valvoline's results of operations, financial condition and forward-looking expectations. These events could impact Valvoline's business, particularly as it relates to congestion in the supply chain and related cost, as well as disruptions in the labor market. The Company could experience reduced traffic and sales volume due to changes in customer behavior as individuals may decrease automobile use and practice social distancing and other behavioral changes which may be mandated by governmental authorities or independently undertaken out of an abundance of caution. The extent to which these events could impact Valvoline's business results and operations depends upon the duration and severity, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and governmental measures, including vaccine mandates, among others.

Worsening conditions in the severity and spread of pandemics, epidemics, or disease outbreaks, could result in the resurgence of lockdowns or stay-at-home guidelines which could adversely affect Valvoline’s ability to implement its growth plans, including, without limitation, delay the construction or acquisition of service center stores, or negatively impact Valvoline’s ability to successfully execute plans to enter into new markets; reduce demand for Valvoline’s services; affect the ability and cost to attract and retain talent within the labor market; reduce sales or profitability; negatively impact Valvoline’s ability to maintain operations; or lead to significant disruption of financial markets in which the Company operates, and may reduce Valvoline’s ability to access capital and, in the future, negatively affect the Company’s liquidity.

Valvoline uses information technology systems to conduct business, and a cybersecurity threat, privacy/data breach, failure of a key information technology system, or inability to enhance its capabilities could adversely affect Valvoline’s business and reputation.

Valvoline relies on its information technology systems, including systems which are managed or provided by third-party service providers, to conduct its business. The Company’s point-of-sale platforms for company-operated and franchisee retail stores could be subject to cybersecurity threats or data breaches, which could cause business interruptions or negatively impact Valvoline. Any security breach involving the point-of-sale or other systems within the Valvoline network could result in a loss of consumer confidence or costs associated with data recovery or breaches of data security laws.

Despite employee training and other measures to mitigate them, cybersecurity threats to its information technology systems, and those of its third-party service providers, are increasing and becoming more advanced and breaches have occurred and could occur as a result of denial-of-service attacks or other cyber-attacks, hacking, phishing, viruses, malicious software, ransomware, computer malware, social engineering, break-ins, security breaches due to error or misconduct by its employees, contractors or third-party service providers. The data breaches that have occurred have not resulted in a material loss to Valvoline; however, a material breach of or failure of Valvoline’s information technology systems, including systems in which data is stored or may be transferred across third-party platforms, could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information, and could disrupt business operations which could adversely affect Valvoline’s relationships with business partners and harm its brands, reputation and financial results.

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

Valvoline is continuing to expand, upgrade and develop its information technology capabilities, including, the Company’s core-enterprise resource planning system. If the Company is unable to adequately transition its information technology organization’s skills and capabilities rapidly enough, including the ability to capitalize on the advancements in Artificial Intelligence software and platforms, it may not effectively support the modernization of Valvoline’s technology architecture and environment. This could hinder Valvoline’s ability to keep pace with its growth and digital initiatives for the consumer-oriented, data driven, mobility enabled nature of the business. Consequently, this might inhibit Valvoline’s ability to meet stakeholder needs and preferences.

Regulatory, legal, and financial risks

Data protection requirements could increase operating costs and requirements and a breach in information privacy or other related risks could negatively impact operations.

Valvoline is subject to federal, state and local laws, and regulations relating to the collection, use, retention, disclosure, security and transfer of personal data relating to its customers and employees. These laws and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act ("CCPA") applies to Valvoline's activities conducted in the state of California. Complying with the CCPA and similar emerging and changing privacy and data protection requirements may cause Valvoline to incur substantial costs or disruption to its operations.

Noncompliance with these legal obligations relating to privacy and data protection could damage Valvoline's reputation and affect its ability to retain and attract customers. Additionally, any failure or perceived failure by Valvoline or any third parties with which it does business, to comply with these privacy and data protection laws and regulations, or with respect to similar obligations to which Valvoline may be or become subject, may result in actions against Valvoline by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, damage Valvoline’s reputation and adversely affect business, operating results, financial position and cash flows.

The impact of changing laws or regulations or the manner of interpretation or enforcement of existing laws or regulations could adversely impact Valvoline’s financial performance and restrict its ability to operate its business or execute its strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Valvoline’s cost of doing business and restrict its ability to operate its business or execute its strategies. This risk includes, among other things, compliance with a myriad of U.S. tax laws and regulations; franchise laws and regulations; environmental laws and regulations; labor laws and regulations; anti-competition laws and regulations; product compliance regulations; anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act (“FCPA”); anti-money-laundering laws; and other laws governing Valvoline’s operations.

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

Valvoline has substantial indebtedness and financial obligations. As of September 30, 2023, Valvoline had outstanding indebtedness of $1.586 billion and available borrowing capacity of $471.6 million under its revolving credit facility. Valvoline may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes.

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

The global macroeconomic environment could be negatively affected by, among other things, disruptions to the banking system and financial market volatility resulting from bank failures and actions to reduce inflation. The Company utilizes and maintains material balances of cash, cash equivalents, and short-term investments and is therefore reliant on banks and financial institutions to safeguard and allow ready access to these assets. Specifically, the Company has $409.1 million of cash and cash equivalents and $347.5 million of short-term investments as of September 30, 2023 held by various financial institutions, the majority of which represent the remaining net proceeds from the sale of Global Products with a significant portion of such investments held in U.S. government securities.

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

In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical pension and other postretirement benefit plans and related liabilities. The most significant of these plans, the U.S. qualified pension plans, are estimated to be underfunded by $54.2 million as of September 30, 2023. The funded status of Valvoline's pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Valvoline has taken a number of actions to reduce the risk and volatility associated with the pension plans, however, changing market conditions or laws and regulations could require material increases in the expected cash contributions to these plans in future years. Specifically, unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funded status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. If any of these events occur, Valvoline may have to make cash payments to its pension plans, which would reduce the cash available for its business. Finally, Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually and as otherwise required through mark to market accounting could result in volatility in Valvoline’s earnings, which could be material.

Valvoline may fail to adequately protect its intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

Valvoline relies heavily upon its trademarks, domain names and logos to market its brands and to build and maintain brand loyalty and recognition. The Company’s success depends on the continued ability of Valvoline’s company-operated and franchised service center stores to use the intellectual property and on the adequate protection and enforcement of such intellectual property. Valvoline also relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others, to establish and protect its various intellectual property rights.

There can be no assurance that steps taken to protect and maintain the rights in Valvoline’s intellectual property will be adequate, or that third parties will not infringe, misappropriate or violate the intellectual property. If any efforts to protect the intellectual property are not adequate, or if any third party infringes, misappropriates or violates Valvoline’s intellectual property, or if brand standards are not upheld in connection with the Brand Agreement, the value of its brands may be harmed. The occurrence of any of these events could result in the erosion of Valvoline’s brands and limit its ability to market its brands using its various trademarks, cause Valvoline to lose such trade secrets, as well as impede its ability to effectively compete against competitors with similar products and services, any of which could adversely affect its business, financial condition and results of operations.

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

Risks related to the sale of the Global Products business

Valvoline may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the Transaction.

In connection with completing the sale of its former Global Products reportable segment, Valvoline received net proceeds of $2.383 billion. Valvoline is focused on accelerating the return of capital to shareholders through share repurchases, reductions of debt, and investments in attractive retail service growth opportunities. In connection with the completion of the sale of Global Products, Valvoline expects to drive growth and shareholder value as a best-in-class, pure-play automotive retail service provider.

The anticipated operational, financial, strategic and other benefits may not be achieved from the Transaction, which could have an adverse impact on Valvoline’s business, financial condition and results of operations. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect and could be affected by a number of factors beyond Valvoline’s control, including without limitation, general economic conditions, increased operating costs, challenges in separating the businesses information technology infrastructure and processes, regulatory developments and the other risks described in these risk factors.

Valvoline is dependent on Global Products for its product supply and certain transition services and certain indemnities have been agreed to with the Buyer, for which the Company may be negatively impacted if Global Products is unable to provide these products and services or is unable to satisfy its indemnification obligations.

In connection with the Transaction, the parties entered into a Supply Agreement and an agreement for certain transition services. Pursuant to the Supply Agreement, Valvoline purchases substantially all lubricant and certain ancillary products for its stores from Global Products. Additionally, Valvoline receives and provides certain transition services to Global Products. Valvoline is dependent on Global Products for product supply and each party is reliant on one another for transition services. Any interruption, delay, quality issue or other failure in product supply or service could result in disputes between the parties. In addition, if either party does not have in place its own systems and processes, or if there are not agreements with other providers of these services in place once transition services expire, Valvoline may not be able to operate its business effectively which could cause adverse effects to its financial condition, results of operations, or cash flows.

Also as part of the Transaction, the parties have agreed to indemnify one another for various matters. If either party is unable to satisfy their indemnification obligations, there are no guarantees that these indemnities will sufficiently protect Valvoline against these exposures or potential liability claims from third parties. There can also be no assurance that Global Products can fulfill its indemnification obligations in the future. Valvoline could experience negative impacts on its business, financial position, and cash flows due to these risks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Valvoline is headquartered in Lexington, Kentucky, where the Company leases over 157,000 square feet of office and warehouse space to support operations across its business, which excludes certain properties that the Company currently subleases to others. In addition, Valvoline owns or leases the property associated with 876 company-operated retail service center stores under the Valvoline Instant Oil ChangeSM and Valvoline Great Canadian Oil Change brands throughout the United States and Canada, respectively. Valvoline’s store leases typically have initial terms of up to 15 years with renewal options, exercisable at the Company’s discretion.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Valvoline common stock is listed on the NYSE and trades under the symbol “VVV.” As of November 15, 2023, there were approximately 7,900 registered holders of Valvoline common stock.

Dividend policy

The declaration and payment of dividends to holders of Valvoline common stock is at the discretion of Valvoline's Board of Directors (the “Board”) after taking into account various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant. In addition, the instruments governing Valvoline’s indebtedness may limit its ability to pay dividends. Therefore, no assurance are given that Valvoline will pay any dividends to its stockholders, or as to the amount of any such dividends if the Board determines to do so.

Following the sale of Global Products, the Company discontinued its dividend after the December 2022 payment until such time, if any, as the Board may determine in its sole discretion. The Company currently does not anticipate declaring or paying any cash dividends for the foreseeable future. Valvoline has continued to return value to shareholders through share repurchases, the timing and amount of which will be at the discretion of the Company and based on Valvoline’s liquidity, general business and market conditions, and other factors, including alternative investment opportunities.

Stock performance graph

The following graph compares the cumulative total shareholder return on a $100 investment in Valvoline common stock, the S&P MidCap 400 Index, and the S&P MidCap 400 Specialty Retail Index for the period from September 30, 2018 to September 30, 2023. This graph assumes an investment in Valvoline common stock and each index were $100 on September 30, 2018 and that all dividends were reinvested.

Five-year cumulative total shareholder returns
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
VVV
S&P MidCap 400 Index
S&P MidCap 400 Specialty Retail Index

	Years ended September 30
Cumulative total returns	2019	2020	2021	2022	2023
Valvoline Inc.	$104.65	$92.47	$154.21	$127.26	$162.54
S&P MidCap 400 Index	$97.51	$95.40	$137.07	$116.17	$134.20
S&P MidCap 400 Specialty Retail Index	$88.44	$97.94	$165.79	$111.89	$125.62

Purchases of Company common stock

Repurchases of the Company’s common stock during the three months ended September 30, 2023 pursuant to the November 15, 2022 Board authorization to repurchase up to $1.6 billion of common stock through September 30, 2024 were:

Fiscal period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2023 - July 31, 2023	—	$—	—	$340.4
August 1, 2023 - August 31, 2023	1,502,820	$33.89	1,502,820	$289.5
September 1, 2023 - September 30, 2023	2,375,942	$32.81	2,375,942	$211.5
Total	3,878,762	$33.23	3,878,762

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 1,850 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports nearly 300 locations through its Express CareTM platform.

Valvoline's fiscal year ends on September 30 of each year.

RECENT DEVELOPMENTS

Sale of Global Products business

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”) to Aramco Overseas Company B.V. (“Aramco”) for a cash purchase price of $2.650 billion, subject to certain customary adjustments as set forth in the Purchase Agreement (the “Transaction”). Refer to Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of Part II in this Annual Report on Form 10-K for further details regarding the Global Products business.

With the net proceeds of $2.383 billion from the Transaction, Valvoline is focused on accelerating the return of capital to shareholders through share repurchases, reductions of debt, and investments in attractive retail service growth opportunities. Commensurate with closing of the Transaction, Valvoline repaid the pre-existing Trade Receivables Facility, in addition to amounts that were outstanding at that time under the Revolver. In June 2023, the Company completed a modified “Dutch auction” tender offer (the “Tender Offer”) and accepted for payment 27.0 million shares for an aggregate purchase price of $1.024 billion, excluding fees and expenses. The Tender Offer utilized a substantial portion of the authorization from the Board for the Company to repurchase up to $1.6 billion of its common stock announced on November 15, 2022 (the “2022 Share Repurchase Authorization”), and in combination with other share repurchases made throughout the fiscal year, leaves $211.5 million of authorization remaining as of September 30, 2023. Additionally, the Company earned $44.0 million in interest income on invested net proceeds during fiscal 2023.

FISCAL 2023 OVERVIEW

Key operating highlights from continuing operations are presented below, each of which is discussed more fully in this Annual Report on Form 10-K:

17% Growth in Net revenues	$247.2 million Operating income from continuing operations	102% Growth in Diluted EPS
$2.8 billion System-wide store sales (a)	$1.5 billion Returned to shareholders through share repurchases	$353.0 million Cash flows from operations
1,852 System-wide stores (a) with 8.0% annual growth	17 years of consecutive system-wide same-store sales growth (b)	20.4% Growth in adjusted EBITDA (c)

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines same-store sales (“SSS”) growth as sales by U.S. stores, with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation.

(c)	Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” and the Appendix for additional details.

Summarized below are Valvoline's trends in the results of its continuing operations Net revenues, Income from continuing operations, and Adjusted EBITDA over the last four fiscal years:

(a)Adjusted EBITDA is a non-GAAP measure, further described and defined within the “Use of Non-GAAP Measures” section below. Also refer to the “Continuing operations EBITDA and Adjusted EBITDA” section within “Results of Operations” below for a reconciliation of income from continuing operations to Adjusted EBITDA for fiscal years 2023 and 2022. For reconciliations of fiscal 2021 and 2020, refer to Item 7 of Part II of the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on November 23, 2022.

Net revenues and Adjusted EBITDA trends have shown a significant increase over the past four fiscal years largely due to strong system-wide SSS growth driven by contributions from increased transactions, average ticket, and non-oil change penetration in addition to acquisitions and overall store growth. Income from continuing operations has also trended upward due to strong top-line performance except for fiscal 2022 where the decrease was primarily driven by a loss recorded for remeasurement of pension and other postretirement plans, as well as higher separation-related expenses related to the separation of the Company’s businesses.

Summarized below are Valvoline's trends in income from continuing operations and Adjusted EBITDA for the continuing operations over the interim quarterly periods for the last three fiscal years:

(a)Adjusted EBITDA is a non-GAAP measure, further described and defined within the “Use of Non-GAAP Measures” section below. Also refer to the “Continuing operations EBITDA and Adjusted EBITDA” section within “Results of Operations” below for a reconciliation of Income from continuing operations to Adjusted EBITDA for each period presented above.

Results for Fiscal 2022 compared to Fiscal 2021

For comparisons of Valvoline's consolidated results of operations and cash flows for the fiscal years ended
September 30, 2022 to September 30, 2021, refer to Item 7 of Part II of the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on November 23, 2022.

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

•Adjusted EBITDA margin - adjusted EBITDA divided by adjusted net revenues;

•Adjusted net revenues - reported net revenues adjusted for key items;

•Free cash flow - cash flows from operating activities less capital expenditures and certain other adjustments as applicable; and

•Discretionary free cash flow - cash flows from operating activities less maintenance capital expenditures and certain other adjustments as applicable.

Non-GAAP include adjustments from results based on U.S. GAAP that management believes enables comparison of certain financial trends and results between periods and provides a useful supplemental presentation of Valvoline's operating performance, that allows for transparency with respect to key metrics used by management in operating the business and measuring performance. The manner used to compute non-GAAP information used by management may differ from the methods used by other companies, and may not be comparable. For a reconciliation of the most comparable U.S. GAAP measures to the non-GAAP measures, refer to the “Results of Operations” and “Financial Position, Liquidity and Capital Resources” sections below.

Management believes EBITDA measures provide a meaningful supplemental presentation of Valvoline’s operating performance between periods on a comparable basis due to the depreciable assets associated with the nature of the Company’s operations as well as income tax and interest costs related to Valvoline’s tax and capital structures, respectively. Adjusted EBITDA measures enable comparison of financial trends and results between periods where certain items may not be reflective of the Company’s underlying and ongoing operations performance or vary independent of business performance.

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

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-operated and franchised store counts and SSS; and system-wide store sales. Management believes these measures are useful to evaluating and understanding Valvoline's operating performance and should be considered as supplements to, not substitutes for, Valvoline's net revenues and operating income, as determined in accordance with U.S. GAAP.
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

Net revenues are limited to sales at company-operated stores, in addition to royalties and other fees from independent franchised and Express Care stores. Although Valvoline does not recognize store-level sales from franchised stores as net revenues in its Statements of Consolidated Income, management believes system-wide and franchised SSS comparisons, store counts, and total system-wide store sales are useful to assess market position relative to competitors and overall store and operating performance.

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the years ended September 30:

			2023 vs. 2022
(In millions)	2023	2022	$	%
Net revenues	$1,443.5	$1,236.1	$207.4	16.8%
Gross profit	$544.5	$476.4	$68.1	14.3%
Gross profit margin	37.7%	38.5%	(80) bps
Net operating expenses	$297.3	$256.1	$41.2	16.1%
Percentage of net revenues	20.6%	20.7%	(10) bps
Operating income	$247.2	$220.3	$26.9	12.2%
Operating margin	17.1%	17.8%	(70) bps
Income from continuing operations	$199.4	$109.4	$90.0	82.3%

EBITDA (a)	$363.6	$284.8	$78.8	27.7%
Adjusted EBITDA (a)	$380.0	$315.7	$64.3	20.4%
Adjusted EBITDA margin (a)	26.3%	25.8%	50 bps

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

Fiscal 2023 marked the 17th consecutive year for system-wide same-store-sales ("SSS") growth and added 137 net new stores to the system. The table below highlights the growth over the last year:

(In millions, except store count)	Fiscal Year 2023	Growth vs.
		2022
System-wide store sales (a)	$2,761.8	17.0%
System-wide store count (a)	1,852	8.0%
	Years ended September 30
	2023	2022
System-wide SSS growth (a)	11.9%	13.7%

(a)	Measures include Valvoline franchisees, which are independent legal entities. Refer to the “Key Business Measures” section above for additional details on these key business measures, including management’s definitions.

Net revenues

Net revenues increased 16.8% over the prior year period due to system-wide SSS growth and store acquisitions. Valvoline delivered system-wide SSS growth of 11.9% compared to the prior year from increased average ticket as a result of pricing actions, increased non-oil change service penetration and premiumization, as well as higher transactions. Year-over-year system-wide store growth of 8.0% also contributed to net revenues and volumes through the addition of 137 net new stores. Partially offsetting these benefits were lower net revenues of

$11.5 million from operations suspended in the prior year of a former Global Products business that was not included in the sale. The following reconciles the year-over-year changes in Net revenues:

2022 to 2023 changes in Net revenues
(In millions)
$1,236.1
33.5
28.1
63.8
95.4
(1.9)
(11.5)
$1,443.5
2022 Net revenues
Mix
Acquisitions
Volume
Price
Currency exchange
Suspended operations
2023 Net revenues

Gross profit

Gross profit improved 14.3% driven by top-line growth from increased average ticket due to pricing actions as well as non-oil change services penetration and premiumization. Additionally, higher transactions and store growth were benefits to gross profit which were all partially offset by higher product and store operating costs, including depreciation, as well as increased labor expense. The following reconciles the year-over-year changes in Gross profit:

2022 to 2023 changes in Gross profit
(In millions)
$476.4
26.8
4.9
12.1
27.1
(0.8)
(2.0)
$544.5
2022 Gross profit
Mix
Acquisitions
Volume
Price and cost
Currency exchange
Suspended operations
2023 Gross profit

The decline in gross profit margin rate compared to the prior year was due to the dilutive impact from passing through cost increases in company store operations, higher product costs, and increased depreciation driven by store growth and investments in new store technology. Additionally, waste oil headwinds were partially offset by base oil declines, improved labor efficiency, and benefits from pricing and mix.
Net operating expenses

Details of the components of Net operating expenses are summarized below for the years ended September 30:

			Variance
(In millions)	2023	2022	$	%
Selling, general and administrative expenses	$264.5	$244.7	$19.8	8.1%
Net legacy and separation-related expenses	32.8	20.5	12.3	60.0%
Other income, net	—	(9.1)	9.1	(100.0)%
Net operating expenses	$297.3	$256.1	$41.2	16.1%

Selling, general and administrative (“SG&A”) expenses increased $19.8 million in the current year. SG&A investments combined to increase expense by $23.3 million and were primarily within advertising, talent, and process improvements to support future growth. Partially offsetting this increased expense were lower costs of $2.6 million associated with operations of a former Global Products business which was not included in the sale that were suspended in fiscal 2022.

Net legacy and separation-related expenses incurred in the current year were primarily related to the increased indemnity obligation of $25.7 million as a result of the amendment of the Tax Matters Agreement and certain legacy tax attributes that are payable to Valvoline’s former parent company upon utilization. This increased expense more than offset the reduction of the costs incurred in the prior year to evaluate and plan for the separation of the Company. In the current year, these expenses were generally attributed to the discontinued operations.

Other income, net decreased $9.1 million primarily driven by an impairment charges related to suspended operations of $8.1 million and an investment impairment of $1.1 million, as well as an economic incentive of $0.9 million realized in the prior year that did not recur. These unfavorable impacts were partially offset by higher rental income in the current fiscal year.

Net pension and other postretirement plan (income) expense

Net pension and other postretirement plan income increased $34.5 million from the prior year primarily due to the gain on pension and other postretirement plan remeasurement of $41.6 million compared to a loss of $43.9 million in fiscal 2022, partially offset by higher interest costs recognized during the year that more than offset recurring expected returns on plan assets which are lower year-over-year based on a lower risk asset mix and prior year asset returns. The fiscal 2023 gain was primarily attributed to increase in discount rates, partially offset by lower-than-expected returns on plan assets. The loss in fiscal 2022 was primarily driven by lower-than-expected performance of plan assets in the current year remeasurement, which more than offset reduced plan obligations from remeasurement at higher discount rates.

Net interest and other financing expenses

Net interest and other financing expense decreased $31.0 million during fiscal 2023 compared to the prior year. Interest income of $44.0 million earned on invested net proceeds from the sale of Global Products more than offset modestly higher interest expense due to increased variable-rate borrowings during the fiscal year.

Income tax expense

The following table summarizes Income tax expense and the effective tax rate during the years ended September 30:

(In millions)	2023	2022
Income tax expense	$37.1	$34.7
Effective tax rate percentage	15.7%	24.1%

The lower effective tax rate in fiscal 2023 from the prior year was primarily attributed to the release of valuation allowances due to the change in expectations regarding the utilization of certain legacy tax attributes as described further below. Higher pre-tax income in fiscal 2023 resulted in higher current year tax expense over the prior year.

Legacy tax attributes

In connection with amending the Tax Matters Agreement, management expects the Company is currently more likely than not to realize certain legacy tax attributes that were transferred from its former parent prior to Valvoline’s initial public offering in late fiscal 2016. As a result, the Company recognized an income tax benefit of $29.0 million during fiscal 2023 in connection with releasing its valuation allowance. Additionally, Valvoline recognized $25.7 million of expense within Net legacy and separation-related expenses in the Consolidated Statement of Comprehensive Income during fiscal 2023 to reflect the increased estimated indemnity obligation to its former parent company as a result of the terms of the amended Tax Matters Agreement.

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax for the years ended September 30 are as follows:

(In millions)	2023	2022
Income from discontinued operations, net of tax	$1,220.3	$314.9

Income from discontinued operations, net of tax increased $905.4 million during fiscal 2023 compared to the prior year. The increase is primarily due to recognition of the pre-tax gain in connection with the sale of the Global Products business of $1.572 billion. This gain was partially offset by lower pre-tax earnings of $153.4 million due to the current year including the results of the underlying business for a partial year in the pre-closing period, increased costs of $46.7 million incurred during fiscal 2023 directly related to completing the sale and separation of the businesses, and higher income tax expense of $466.1 million. Higher income tax expense is due to the tax of $424.3 million on the gain on sale, in addition to the substantially lower benefits of $94.3 million from the realization of the book-tax basis differences in the non-US entities of the business that was primarily recognized in the prior year, and both of these increases were partially offset by lower tax expense on the lower underlying earnings of the business due to the partial year results in the pre-closing period.

Continuing operations adjusted net revenues

The following reconciles Net revenues to Adjusted net revenues for the years ended September 30:

(In millions)	2023	2022
Reported net revenues	$1,443.5	$1,236.1
Key items:
Suspended operations (a)	(0.2)	(11.6)
Adjusted net revenues (b) (c)	$1,443.3	$1,224.5

(a)Represents the results of a former Global Products business where operations were suspended during fiscal 2022 that were not included in the sale.
(b)Adjusted net revenues is defined as net revenue adjusted for key items.
(c)Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” for management’s definitions of the metrics presented above.

Continuing operations EBITDA and Adjusted EBITDA

The following reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the years ended September 30:

(In millions)	2023	2022	2021	2020
Income from continuing operations	$199.4	$109.4	$200.1	$69.6
Income tax expense	37.1	34.7	59.9	53.4
Net interest and other financing expenses	38.3	69.3	108.3	92.1
Depreciation and amortization	88.8	71.4	62.1	40.5
EBITDA from continuing operations (a)	363.6	284.8	430.4	255.6
Net pension and postretirement plan (income) expense (b)	(27.6)	6.9	(128.2)	(54.9)
Net legacy and separation-related expenses (c)	32.8	20.5	(23.6)	(30.0)
Suspended operations (e)	7.1	0.9	(1.5)	(1.3)
Information technology transition costs (d)	3.0	2.6	—	—
Investment and divestiture-related costs (f)	1.1	—	—	1.3
Restructuring and related adjustments (g)	—	—	(0.1)	0.3
Compensated absences benefits change (h)	—	—	—	(4.9)
Adjusted EBITDA from continuing operations (a)	$380.0	$315.7	$277.0	$166.1

(a)EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
(b)Includes several elements impacted by changes in plan assets and obligations that are primarily driven by the debt and equity markets, including remeasurement gains and losses, when applicable; and recurring non-service pension and other postretirement net periodic activity, which consists of interest cost, expected return on plan assets and amortization of prior service credits. Management considers that these elements are more reflective of changes in current conditions in global markets (in particular, interest rates), outside the operational performance of the business, and are also legacy amounts that are not directly related to the underlying business and do not have an impact on the compensation and benefits provided to eligible employees for current service. Refer to Note 10 in the Notes to Consolidated Financial Statements in Item 8 of Part II in this Annual Report on Form 10-K for further details.
(c)Activity associated with legacy businesses and the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. Of specific note, the Company recognized $25.7 million of pre-tax expense during the year ended September 30, 2023 to reflect its increased estimated indemnity obligation, which also resulted in an income tax benefit of $29.0 million to reflect the release of valuation allowances in connection with the amendment of the Tax Matters Agreement with Valvoline’s former parent company.
(d)Consists of redundant expenses incurred from duplicative technology platforms required while implementing the Company’s stand-alone enterprise resource planning software system during fiscal 2023 and transitioning its data centers during fiscal 2022. These expenses are reflective of incremental costs directly associated with technology transitions and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.
(e)Represents the results of a former Global Products business where operations were suspended during fiscal 2022 that were not sold with the Global Products business. These results included an impairment loss of $8.1 million recognized in the fourth quarter of fiscal 2023 upon classifying the suspended operations as held for sale. These results are not indicative of the operating performance of the Company’s ongoing continuing operations.
(f)Expense recognized to reduce the carrying value of an investment interest determined to be impaired. This cost is not considered to be reflective of the underlying performance of the Company’s ongoing continuing operations.
(g)Adjustments to employee termination benefits recognized over remaining employee service periods as a result of company-wide restructuring activities that are not considered reflective of the underlying operating performance of the Company’s ongoing operations. .
(h)Adjustment associated with the Company’s change in its policy for benefits associated with compensated absences, the results of which are not indicative of the operating performance of the Company’s underlying operations.

Adjusted EBITDA increased $64.3 million, or 20.4%, for the year ended September 30, 2023 compared to the prior year driven by strong system-wide SSS growth due to continued gains in vehicles served and higher ticket from pricing actions and aided by non-oil change service penetration and premiumization. These benefits were partially offset by increased SG&A investments to support future growth.

The following reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for each quarter of fiscal 2023, 2022 and 2021 (refer to the footnote references in the annual table above for the corresponding descriptions of the captions noted below):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2023	2023	2023	2023
Income from continuing operations	$27.0	$32.9	$64.5	$75.0
Income tax (benefit) expense	(20.1)	11.4	22.9	22.9
Net interest and other financing expenses (income)	18.7	13.3	(4.6)	10.9
Depreciation and amortization	18.5	20.6	21.6	28.1
EBITDA from continuing operations (a)	44.1	78.2	104.4	136.9
Net pension and postretirement plan expense (income) (b)	3.7	3.6	3.7	(38.6)
Net legacy and separation-related expenses (c)	25.4	3.8	1.6	2.0
Suspended operations (e)	(0.2)	0.1	(0.4)	7.6
Information technology transition costs (d)	0.3	0.4	1.1	1.2
Investment and divestiture-related costs (f)	—	1.0	—	0.1
Adjusted EBITDA from continuing operations (a)	$73.3	$87.1	$110.4	$109.2

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2022	2022	2022	2022
Income from continuing operations	$34.2	$23.0	$39.8	$12.4
Income tax expense	10.1	9.3	13.2	2.1
Net interest and other financing expenses	17.0	16.9	17.3	18.1
Depreciation and amortization	16.9	17.6	17.6	19.3
EBITDA from continuing operations (a)	78.2	66.8	87.9	51.9
Net pension and postretirement plan (income) expense (b)	(9.3)	(9.2)	(9.2)	34.6
Net legacy and separation-related expenses (c)	2.8	6.2	9.9	1.6
Suspended operations (e)	(0.3)	4.0	(2.2)	(0.6)
Information technology transition costs (d)	1.0	1.6	—	—
Adjusted EBITDA from continuing operations (a)	$72.4	$69.4	$86.4	$87.5

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2021	2021	2021	2021
Income from continuing operations	$18.1	$8.3	$49.0	$124.7
Income tax expense	6.6	2.5	17.3	33.5
Net interest and other financing expenses	20.5	53.8	16.7	17.3
Depreciation and amortization	14.0	15.2	15.8	17.1
EBITDA from continuing operations (a)	59.2	79.8	98.8	192.6
Net pension and postretirement plan income (b)	(13.3)	(13.4)	(13.7)	(87.8)
Net legacy and separation-related expenses (income) (c)	0.6	0.3	0.8	(25.3)
Suspended operations (e)	(0.4)	(0.1)	(0.3)	(0.7)
Restructuring and related adjustments (g)	(0.1)	—	—	—
Adjusted EBITDA from continuing operations (a)	$46.0	$66.6	$85.6	$78.8

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company closely manages its liquidity and capital resources. Valvoline’s liquidity requirements depend on key variables, including the level of investment needed to support business strategies, the performance of the business, capital expenditures, borrowing arrangements, and working capital management. Capital expenditures, acquisitions, and share repurchases are components of the Company’s cash flow and capital management strategy, which to a large extent, can be adjusted in response to economic and other changes in the business environment. The Company has a disciplined approach to capital allocation, which focuses on investing in key priorities that support Valvoline’s business and growth strategies and returning capital to shareholders, while funding ongoing operations.

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Consolidated Statements of Cash Flows are summarized as follows for the years ended September 30:

(In millions)	2023	2022
Cash provided by (used in):
Operating activities	$353.0	$134.4
Investing activities	$(577.2)	$(170.9)
Financing activities	$(1,565.5)	$(262.9)

Operating activities

The increase in cash flows provided by operating activities of $218.6 million was largely driven by higher cash earnings and favorable changes in net working capital, primarily due to timing-related growth in payables and accruals as a result of the sale of Global Products. These favorable changes were partially offset by increased interest and tax payments during the current year.

Investing activities

The increase in cash flows used in investing activities of $406.3 million from the prior year was principally related to the purchase of investments for $440.4 million, which included U.S. treasury securities classified as held-to-maturity short-term investments and a deferred compensation investment fund. In addition, increased capital expenditures of $48.5 million driven by growth investments primarily related to new store construction, and lower net cash inflows from franchisee loans receivable of $11.6 million also contributed to the increased cash flows used in investing activities. The combination of these changes increased cash flows used in investing activities and were partially offset by an increase in proceeds from maturities of short-term investments of $80.0 million and a $14.4 million reduction in current year acquisition activity and related spend.

Financing activities

The increase in cash flows used in financing activities of $1.303 billion from the prior year was primarily due to returning $1.382 billion more in cash to shareholders through share repurchases, which included $1.030 billion in principal and fees related to completing the Tender Offer in June 2023. This increased use of cash from the prior year was partially offset by a $15.2 million increase in cash inflows from net borrowing activity, in addition to lower dividends paid of $67.4 million.

Continuing operations free cash flow

The following table sets forth free cash flow and discretionary free cash flow from continuing operations and reconciles cash flows from operating activities to both measures. As previously noted, free cash flow has certain limitations, including that it does not reflect adjustments for certain non-discretionary cash flows, such as mandatory debt repayments. Refer to “Use of Non-GAAP Measures” within this Item 7 for additional information regarding this non-GAAP measure.

(In millions)	2023	2022
Cash flows provided by operating activities	$353.0	$134.4
Less: Maintenance capital expenditures	(29.5)	(19.3)
Discretionary free cash flow	323.5	115.1
Less: Growth capital expenditures	(151.0)	(112.7)
Free cash flow	$172.5	$2.4

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

(In millions)	2023	2022
Cash provided by (used in):
Operating activities	$(393.8)	$149.8
Investing activities	$2,620.9	$(36.7)
Financing activities	$(108.1)	$44.0

The decrease in operating cash flows provided by discontinued operations was largely due to tax payments of $300.8 million relating to the gain on sale of discontinued operations, in addition to payments of separation-related costs attributed to the sale of the Global Products business, including the success fee which coincided with the close of the Transaction on March 1, 2023. Additionally, changes in net working capital during the pre-close period drove unfavorable operating cash flows primarily due to trade and other payables activity in the cost inflationary environment and growth in accounts receivables from increased sales compared to the prior year. These items, along with the partial period of operational results due to the sale of the business in the current year, drove the decline in year-over-year operating cash flows for the discontinued operation.

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

Debt

The following table summarizes Valvoline’s continuing operations debt as of September 30:

(In millions)	2023	2022
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	463.1	460.0
Trade Receivables Facility	—	105.0
Debt issuance costs and discounts	(12.0)	(12.4)
Total debt	1,586.1	1,687.6
Current portion of long-term debt	23.8	162.5
Long-term debt	$1,562.3	$1,525.1
Inclusive of the Company’s interest rate swap agreements, approximately 82% of Valvoline's outstanding borrowings as of September 30, 2023 had fixed rates, with the remainder bearing variable interest rates. As of September 30, 2023, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $471.6 million. Refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the Company’s debt instruments.

Material cash requirements

The Company's material cash requirements for the continuing operations include the following contractual obligations and commitments as of September 30, 2023:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	5 years and more
Long-term debt (a)	$1,598.1	$23.8	$47.5	$391.8	$1,135.0
Interest payments (b)	430.6	71.3	139.1	123.8	96.4
Operating lease obligations	346.7	41.1	77.7	68.1	159.8
Finance lease obligations	283.8	22.5	46.0	46.4	168.9
Employee benefit obligations (c)	77.9	8.3	18.9	17.1	33.6
Total	$2,737.1	$167.0	$329.2	$647.2	$1,593.7

(a)The bonds are classified in the table above based on the current contractual maturity. However, there is a current expectation than an offer to repurchase the 2030 Senior Notes will be made during the second quarter of fiscal 2024. See Note 8 for further details.
(b)Includes interest expense on both variable and fixed rate debt, assuming no prepayments. Variable interest rates have been assumed to remain constant through payment at the rates that existed as of September 30, 2023.
(c)Includes projected benefit payments through fiscal 2033 for Valvoline’s unfunded benefit plans. Excludes benefit payments from pension plan trust funds.

Fiscal 2024 capital expenditures

Valvoline is currently forecasting approximately $185 million to $215 million of capital expenditures for fiscal 2024, funded primarily from operating cash flows.

Pension and other postretirement plan obligations

The Company makes cash and non-cash contributions and benefit payments for its pension and other postretirement plans. During fiscal 2023, the Company made $20.8 million in benefit payments for its non-qualified pension and other postretirement plans, consisting of $6.0 million of cash payments. Based on current data and assumptions, the Company does not anticipate the need to satisfy any minimum funding requirements to its qualified pension plans for at least the next 5 years. Refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Company's U.S. pension and other postretirement plans.

Dividend payments and share repurchases

During the year ended September 30, 2023, the Company paid cash dividends of $0.125 per common share for $21.8 million and repurchased 41.8 million shares of its common stock for $1.519 billion. These repurchases utilized the remaining $130.4 million under the $300 million share repurchase authorization approved by the Board on May 17, 2021 and $1.389 billion under the 2022 Share Repurchase Authorization. As of September 30, 2023, $211.5 million remained available for repurchase under the 2022 Share Repurchase Authorization. Additionally, the Company repurchased 4.2 million shares for an aggregate amount of $130.1 million from October 1, 2023 through November 15, 2023 pursuant to the 2022 Share Repurchase Authorization, leaving $81.4 million in aggregate repurchase authority remaining as of November 15, 2023.

The share repurchase activity in the year ended September 30, 2023 includes the Company’s completion of a modified “Dutch auction” tender offer for the purchase of 27.0 million shares of Valvoline common stock at $38.00 per share for an aggregate purchase price of $1.024 billion, excluding related fees and expenses. For further information regarding the Tender Offer, refer to Note 14 of the Notes to Consolidated Financial Statements.

The dividend and share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions and franchise development, and then returning excess cash to shareholders through dividends and share repurchases. As focus further shifts to the growth of Valvoline following the sale of Global Products, the Company discontinued its dividend after the first quarter of fiscal 2023 and has continued to return value to shareholders through share repurchases. The Company anticipates repurchasing shares of its common stock up to the full amount remaining under the 2022 Share Repurchase Authorization in early fiscal 2024, subject to market conditions.

Summary

Valvoline’s continuing operations had cash and cash equivalents of $409.1 million, short-term investments of $347.5 million, total debt of $1.6 billion, and total remaining borrowing capacity of $471.6 million as of September 30, 2023. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Annual Report on Form 10-K.

Management believes that the Company has sufficient liquidity based on its current cash and cash equivalents position, short-term investments, cash generated from business operations, and existing financing in place, to meet its pension and other postretirement plan requirements, debt servicing obligations, tax-related and other material cash and operating requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued and adopted accounting pronouncements and the impact on Valvoline, refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Valvoline’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent matters. Significant items that are subject to such estimates and assumptions include, but are not limited to, employee benefit obligations, business combinations, and income taxes.

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
Valvoline sponsors defined benefit pension and other postretirement plans in the U.S. As of September 30, 2023, Valvoline’s net unfunded pension and other postretirement plan liabilities included in the Consolidated Balance Sheet totaled $139.4 million. Total pension and other postretirement net periodic benefit income recognized in fiscal 2023 was $27.6 million, inclusive of a $41.6 million remeasurement gain.

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

Actuarial assumptions
Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations are:

•Expected long-term return on plan assets — The expected long-term return on plan assets assumption reflects the long-term average rate of return plan assets are expected to earn. This assumption is determined considering each plan's asset allocation targets and overall expected performance, including evaluation of the most recent long-term historical returns, as applicable. The weighted-average long-term expected rate of return on assets assumption was 4.90% for fiscal 2023. In fiscal 2023, the pension plan assets generated an actual weighted-average return of 2.56%, primarily driven by the market performance of the plan assets of the qualified pension plans based on the Company’s investment strategy to hedge the movement in liabilities related to changes in discount rates with investments of a matched duration that provide offsetting returns aligned with changes in interest rates. The expected return on plan assets is designed to be a long-term assumption, and therefore, actual returns will be subject to year-to-year variances. For fiscal 2024, the expected rate of return on assets assumption for the qualified pension plans will be 5.30%. The expected long-term return on plan assets assumption has no impact on the reported net liability or net actuarial gains or losses upon remeasurement but does impact the recurring non-service net periodic income recognized ratably throughout the year.

Valvoline’s pension plans hold a variety of investments designed to diversify risk. Plan assets are invested in equity securities, government and agency securities, corporate debt, and other non-traditional assets such as hedge funds. The investment goal of the pension plans is to achieve an adequate net investment return to provide for future benefit payments to its participants. Target asset allocation percentages as of September 30, 2023 for the qualified pension plans were 90% fixed income and 10% equity investments. The qualified pension plans are managed by professional investment managers that operate under investment management contracts that include specific investment guidelines, requiring among other actions, adequate diversification and prudent use of risk management practices such as portfolio constraints relating to established benchmarks. Holding all other assumptions constant, a hypothetical 1.00% change in the expected long-term return on plan assets assumption for the qualified pension plans would impact fiscal 2023 recurring non-service pension income by $13.7 million.

•Discount rate — Reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. Consistent with historical practice, the Company uses an actuarially-developed full yield curve approach, the above mean yield curve, to match the timing of cash flows of expected future benefit payments from the plans by applying specific spot rates along the yield curve to determine the assumed discount rate. Valvoline’s fiscal 2023 expense, excluding actuarial gains and losses, for pension plans was determined using the spot discount rates as of the beginning of the fiscal year. The interest cost discount rates for fiscal 2023 pension expense and other postretirement expense were 5.45% and 5.41%, respectively. The weighted-average discount rate at the end of fiscal 2023 was 5.98% for the pension plans and 5.98% for the postretirement health and life plans.

The following table illustrates the estimated impact on hypothetical pension and other postretirement expense that would have resulted from a one percentage point change in discount rates in isolation of impacts on other significant assumptions in the years ended September 30:

(In millions)	2023	2022
Increase (decrease) in pension and other postretirement plan expense - 1.00% decrease in discount rates:

Pension benefits
Increase in benefit obligation	$126.6	$144.2
Increased return on plan assets (a)	(122.0)	$(138.7)
Estimated hypothetical increase in expense	4.6	5.5

Other postretirement benefits
Increase in benefit obligation	1.7	2.3

Total estimated hypothetical increase in expense	$6.3	$7.8

(a)
The qualified pension plans employ an investing strategy to match the duration of its obligation and investments. These plans represent 95% of Valvoline’s total gross pension plan obligation as of September 30, 2023 and 2022. This strategy hedges approximately 100% of the movement in liabilities related to changes in discount rates as of September 30, 2023 and 2022, respectively. Therefore, when discount rates change, asset returns generally mirror the impacts, minimizing the net impact to the consolidated financial statements. This estimated impact does not include increased returns of other plan assets that may also benefit from increased interest rates.

•Mortality — The mortality assumption for Valvoline's U.S. pension and other postretirement plans is utilizes the Society of Actuaries PRI-2012 mortality base tables and a mortality improvement scale that follows the 2023 Trustees Report of the Social Security Administration Intermediate Alternative as reflected in the MSS-2023 improvement scale. Valvoline believes the updated mortality improvement scales provide a reasonable assessment of current mortality trends and is an appropriate estimate of future mortality projections.

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
Valvoline acquired 31 service center stores during fiscal 2023 for an aggregate purchase price of $36.3 million. The Company allocates the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill or if the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration, a bargain purchase gain is recorded.

Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth fiscal quarter as of July 1 or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. At the time of the Company’s annual impairment assessment, Valvoline consisted of a singular reporting unit, Retail Services, after the completion of the sale of Global Products.

The Company’s amortizable intangible assets were $102.6 million, net of $72.8 million of accumulated amortization as of September 30, 2023. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Various factors are considered in determining whether a trigger requiring impairment assessment has occurred, such as, but not limited to, changes in the expected use of the assets, technology or development of alternative assets, economic conditions, operating performance, and expected future cash flows.

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

There were no impairments to intangible assets recognized by the Company during fiscal 2023 or 2022. Valvoline elected to perform qualitative impairment assessments of goodwill in 2023 and 2022, which indicated that it was more likely than not that the fair values of the reporting unit in fiscal 2023 and the reporting units in fiscal 2022 were in excess of carrying amounts.

Income taxes

Description	Judgments and uncertainties	Effect if actual results differ from assumptions
Valvoline is subject to income taxes in the United States and international jurisdictions where its businesses operate.

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

Once the consolidated income tax provision is computed, the tax effect of pre-tax income is determined without consideration of the current year pre-tax income or loss from other financial statement components, including discontinued operations. The portion of total income tax that remains after the attribution of tax to continuing operations is allocated to the remaining components.

The separation from Global Products resulted in a pre-tax gain of $1.572 billion and related income tax expense of $424.3 million which includes federal, state, and international considerations for the jurisdictions where the proceeds were allocated and the respective tax bases of the net assets transferred. In connection with completing separation transactions, both from Valvoline’s former parent company and closing of the sale of Global Products, the parties generally indemnify one another for various tax matters between the businesses that may arise following the transactions.

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

Income tax impacts associated with the gain on the sale of Global Products were complex and included high degree of judgment due to the pre-sale restructuring transactions completed to facilitate the sale in additional to the large volume of federal, state, and international jurisdictions that were required to be evaluated and completed.

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

Adjustments to indemnifications impact pre-tax results and are not directly related to the ongoing business. These adjustments may also affect the income tax provision of the continuing operation dependent on the nature of the underlying issue.

Each change of $2.4 million and $18.9 million for continuing operations and consolidated income tax provisions, respectively, would impact the respective fiscal 2023 effective tax rates by one percentage point.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valvoline is exposed to market risks arising from adverse changes in:

•Inflation and changing prices;
•Interest rates;
•Credit risk; and
•Currency exchange rates.

These market risks are described further below. In addition, refer to Item 1A of Part I in this Annual Report on Form 10-K for additional discussion of these and other risks.

Inflation and changing prices

The cost of materials and labor used in Valvoline’s automotive preventive maintenance services are affected by cost inflation and global commodity prices that could expose Valvoline to risks in its results. Valvoline can mitigate this risk by passing along price increases to its customers; however, the ability to pass on these price increases is largely dependent upon market conditions. Results were impacted by rising inflationary costs in fiscal 2022 and through the first half of fiscal 2023, a significant portion of which were passed through to customers through a series of price increases. Contracts with Valvoline’s independent operators are generally indexed to accommodate changes in material prices. Valvoline may not always be able to raise prices in response to increased costs or may experience delays in passing through such costs, as its ability to do so is largely dependent upon market conditions.

Interest rate risk

The Company is subject to modest interest rate risk in relation to its variable-rate debt. Inclusive of the Company's interest rate swap agreements, 82% of the Company’s outstanding borrowings had fixed rates as of September 30, 2023. The increase in interest expense for the year ended September 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $2.9 million.

In addition, the Company is exposed to market risk relative to the impact of changes in interest rates and investment returns on its pension and other postretirement plans. Declines in the discount rates used in measuring the Company's pension and other postretirement plan obligations result in a higher obligation and decrease the funded status. The pension plans hold a variety of investments designed to diversify risk, protect against declines in interest rates, and achieve an adequate net investment return to provide for future benefit payments to its participants. These investments are subject to variability that can be caused by fluctuations in general economic conditions. Decreases in the fair value of plan assets and discount rates increase net pension and other postretirement plan expense and can also result in requirements to make contributions to the plans. Pension and other postretirement plans were underfunded by $139.4 million at September 30, 2023 as the projected benefit obligation exceeded the fair value of plan assets.

Credit risk

The Company is potentially subject to concentrations of credit risk on financial instruments, such as derivative instruments, cash and cash equivalents and short-term investments. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized within the Consolidated Balance Sheets. Exposure to credit risk is managed by selecting highly-rated financial institutions as counterparties to transactions and monitoring procedures. As of September 30, 2023, there was not a significant concentration of credit risk related to financial instruments.

Currency exchange risk

Substantially all of Valvoline’s operations and sales of its continuing operation occur in the U.S., resulting in limited exposure to currency exchange. Valvoline uses derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge certain non-functional currency denominated balance sheet exposures. These contracts are recorded within the Consolidated Balance Sheets as assets or liabilities at fair market value. Changes in the fair value of these derivatives are recognized in income to offset the gain or loss on the hedged item. The Company utilizes derivative instruments that are purchased exclusively from highly-rated financial institutions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for pension and other postretirement benefit obligations

Description of the Matter
At September 30, 2023, the Company’s aggregate defined benefit pension and other postretirement obligations (together, the “Employee Benefit Obligations”) were $1,500.4 million and exceeded the fair value of pension plan assets of $1,361.0 million, resulting in unfunded Employee Benefit Obligations of $139.4 million. As disclosed in Note 10 of the consolidated financial statements, the Company recognizes the change in the net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement to reflect the updated actuarial assumptions. The remaining components of pension and other postretirement benefits cost are recorded ratably throughout the year.

Auditing the valuation of the Employee Benefit Obligations was complex due to the judgmental nature of the actuarial assumptions (e.g., discount rate and mortality rate) used in the measurement process. These assumptions have a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls to measure and value the Employee Benefit Obligations. For example, we tested controls over management’s review of the significant actuarial assumptions and the completeness and accuracy of the data provided to the actuary. Where judgment was exercised by management, our audit procedures included testing controls over management’s evaluation of the assumptions used in estimating the Employee Benefit Obligations, including reviews of the selected discount and mortality rates with the Company’s independent actuary.

To test the Employee Benefit Obligations, we performed audit procedures that included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and testing the completeness and accuracy of the underlying data used by management, including participant data. In addition, we involved our actuarial specialists to assist with our procedures. We compared the actuarial assumptions used by management to its historical accounting practices and evaluated the change in the Employee Benefit Obligations from the prior year. For example, the discount rate reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed full yield curve approach in establishing its discount rate. We evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments. As part of this assessment, we tested the underlying securities used to develop the yield curve to evaluate whether they were appropriate for use in a yield curve and whether the provided yield curve reasonably followed from those securities. To evaluate the mortality rate, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied.

Accounting for the income tax impacts on the sale of Global Products

Description of the Matter
As disclosed in Note 1 and Note 3 of the consolidated financial statements, the Company closed on the sale of its former Global Products reportable segment on March 1, 2023. This transaction resulted in a pre-tax gain of $1,571.6 million and related income tax expense of $424.3 million. The pre-tax gain on sale reflects the proceeds received by the Company after the derecognition of the carrying values associated with the net assets transferred at the time of the sale. The income tax expense includes the federal, state and international considerations for the jurisdictions where the proceeds were allocated and the respective tax bases of the net assets transferred.

Auditing the income tax impacts associated with the pre-tax gain on sale was complex due to the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence, which involved the use of professionals with specialized skill and knowledge. This included evaluation of pre-sale restructuring transaction steps completed by the Company to facilitate the sale and the high volume of federal, state and international jurisdictions that were required to be evaluated to audit the taxable nature of the pre-tax gain on the sale

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls to record the income tax expense associated with the pre-tax gain on sale. For example, we tested controls over management’s evaluation of the terms of the sale agreement, the allocation of the proceeds, the taxable nature of the pre-tax gain on the sale by jurisdiction, and the mathematical accuracy of the calculations. Where judgment was exercised by management, our audit procedures included testing controls over management’s evaluation of the application of the jurisdictional tax laws and regulations used in calculating the income tax expense.

To test the income tax expense on the pre-tax gain on sale, our audit procedures included, among others, evaluating the information, including third-party opinions, tax law, and other relevant evidence used by management to support its positions regarding the income tax impacts of the pre-tax gain on sale. Professionals with specialized skill and knowledge were used to assist in the evaluation of the taxable nature of the pre-tax gain on the sale.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Louisville, Kentucky
November 20, 2023

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30
(In millions, except per share amounts)	2023	2022	2021
Net revenues	$1,443.5	$1,236.1	$1,037.2
Cost of sales	899.0	759.7	604.9
Gross profit	544.5	476.4	432.3

Selling, general and administrative expenses	264.5	244.7	223.9
Net legacy and separation-related expenses (income)	32.8	20.5	(23.6)
Other income, net	—	(9.1)	(8.1)
Operating income	247.2	220.3	240.1
Net pension and other postretirement plan (income) expense	(27.6)	6.9	(128.2)
Net interest and other financing expense	38.3	69.3	108.3
Income before income taxes	236.5	144.1	260.0
Income tax expense	37.1	34.7	59.9
Income from continuing operations	199.4	109.4	200.1
Income from discontinued operations, net of tax	1,220.3	314.9	220.2
Net income	$1,419.7	$424.3	$420.3

NET EARNINGS PER SHARE
Basic earnings per share
Continuing operations	$1.24	$0.61	$1.10
Discontinued operations	7.55	1.76	1.20
Basic earnings per share	$8.79	$2.37	$2.30

Diluted earnings per share
Continuing operations	$1.23	$0.61	$1.09
Discontinued operations	7.50	1.74	1.20
Diluted earnings per share	$8.73	$2.35	$2.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	161.6	179.1	182.5
Diluted	162.6	180.4	183.5

COMPREHENSIVE INCOME
Net income	$1,419.7	$424.3	$420.3
Other comprehensive income (loss), net of tax
Currency translation adjustments	43.7	(39.6)	6.6
Amortization of pension and other postretirement plan prior service credits	(1.7)	(1.7)	(9.0)
Unrealized (loss) gain on cash flow hedges	(7.5)	12.5	1.7
Other comprehensive income (loss)	34.5	(28.8)	(0.7)
Comprehensive income	$1,454.2	$395.5	$419.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
	As of September 30
(In millions, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$409.1	$23.4
Receivables, net	81.3	66.1
Inventories, net	33.3	29.4
Prepaid expenses and other current assets	65.5	38.0
Short-term investments	347.5	—
Current assets held for sale	—	1,464.2
Total current assets	936.7	1,621.1
Noncurrent assets
Property, plant and equipment, net	818.3	668.6
Operating lease assets	266.5	248.1
Goodwill and intangibles, net	680.6	663.1
Other noncurrent assets	187.8	215.9
Total noncurrent assets	1,953.2	1,795.7
Total assets	$2,889.9	$3,416.8
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$162.5
Trade and other payables	118.7	45.0
Accrued expenses and other liabilities	215.9	172.6
Current liabilities held for sale	3.9	539.3
Total current liabilities	362.3	919.4
Noncurrent liabilities
Long-term debt	1,562.3	1,525.1
Employee benefit obligations	168.0	199.4
Operating lease liabilities	247.3	229.2
Other noncurrent liabilities	346.8	237.1
Total noncurrent liabilities	2,324.4	2,190.8
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized, 134.8 and 176.1 shares issued and outstanding at September 30, 2023 and 2022, respectively	1.3	1.8
Paid-in capital	48.0	44.1
Retained earnings	140.7	282.0
Accumulated other comprehensive income (loss)	13.2	(21.3)
Stockholders' equity	203.2	306.6
Total liabilities and stockholders’ equity	$2,889.9	$3,416.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
	Years ended September 30
(In millions)	2023	2022	2021
Cash flows from operating activities
Net income	$1,419.7	$424.3	$420.3
Adjustments to reconcile net income to cash flows from operating activities:
Income from discontinued operations	(1,220.3)	(314.9)	(220.2)
Loss on extinguishment of debt	—	—	36.4
Depreciation and amortization	88.8	71.4	62.1
Deferred income taxes	33.6	18.0	56.9
(Gain) loss on pension and other postretirement plan remeasurements	(41.6)	43.9	(74.3)
Stock-based compensation expense	12.2	14.4	13.7
Other, net	11.9	4.2	3.4
Change in assets and liabilities
Receivables	26.4	(17.5)	(17.4)
Inventories	(3.3)	(5.4)	(5.3)
Payables and accrued liabilities	111.3	24.5	26.7
Other assets and liabilities	(85.7)	(128.5)	(120.1)
Operating cash flows from continuing operations	353.0	134.4	182.2
Operating cash flows from discontinued operations	(393.8)	149.8	221.7
Total cash (used in) provided by operating activities	(40.8)	284.2	403.9
Cash flows from investing activities
Additions to property, plant and equipment	(180.5)	(132.0)	(103.1)
Acquisitions of businesses	(36.3)	(50.7)	(281.7)
Purchases of investments	(440.4)	—	—
Proceeds from maturities of short-term investments	80.0	—	—
Other investing activities, net	—	11.8	26.1
Investing cash flows from continuing operations	(577.2)	(170.9)	(358.7)
Investing cash flows from discontinued operations	2,620.9	(36.7)	(41.2)
Total cash provided by (used in) investing activities	2,043.7	(207.6)	(399.9)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs of $3.0 million and $7.1 million in 2023 and 2021, respectively	921.0	23.0	527.9
Repayments on borrowings	(920.9)	(38.1)	(800.0)
Premium paid to extinguish debt	—	—	(26.2)
Repurchases of common stock	(1,524.8)	(142.6)	(126.9)
Cash dividends paid	(21.8)	(89.2)	(90.9)
Other financing activities	(19.0)	(16.0)	(10.0)
Financing cash flows from continuing operations	(1,565.5)	(262.9)	(526.1)
Financing cash flows from discontinued operations	(108.1)	44.0	(9.4)
Total cash used in financing activities	(1,673.6)	(218.9)	(535.5)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(5.2)	2.4
Increase (decrease) in cash, cash equivalents and restricted cash	329.2	(147.5)	(529.1)
Cash, cash equivalents and restricted cash - beginning of year	83.9	231.4	760.5
Cash, cash equivalents and restricted cash - end of year	$413.1	$83.9	$231.4

Supplemental disclosures
Interest paid	$69.6	$59.4	$62.1
Income taxes paid	$373.8	$73.9	$72.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
			Paid-in capital	Retained (deficit) earnings	Accumulated other comprehensive income (loss)	Totals
	Common stock
(In millions, except per share amounts)	Shares	Amount
Balance at September 30, 2020	185.1	$1.9	$24.5	$(110.6)	$8.2	$(76.0)
Net income	—	—	—	420.3	—	420.3
Dividends paid, $0.500 per common share	—	—	0.6	(91.5)	—	(90.9)
Stock-based compensation, net of issuances	—	—	10.1	—	—	10.1
Repurchases of common stock	(4.8)	(0.1)	—	(126.9)	—	(127.0)
Cumulative effect of adoption of credit losses standard, net of tax	—	—	—	(1.3)	—	(1.3)
Other comprehensive loss, net of tax	—	—	—	—	(0.7)	(0.7)
Balance at September 30, 2021	180.3	1.8	35.2	90.0	7.5	134.5
Net income	—	—	—	424.3	—	424.3
Dividends paid, $0.500 per common share	—	—	0.5	(89.7)	—	(89.2)
Stock-based compensation, net of issuances	0.3	—	8.4	—	—	8.4
Repurchases of common stock	(4.5)	—	—	(142.6)	—	(142.6)
Other comprehensive loss, net of tax	—	—	—	—	(28.8)	(28.8)
Balance at September 30, 2022	176.1	1.8	44.1	282.0	(21.3)	306.6
Net income	—	—	—	1,419.7	—	1,419.7
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.5	—	3.8	—	—	3.8
Repurchases of common stock	(41.8)	(0.5)	—	(1,539.1)	—	(1,539.6)
Other comprehensive income, net of tax	—	—	—	—	34.5	34.5
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business

Valvoline Inc. (“Valvoline” or the “Company”) is a leader in automotive preventive maintenance delivering convenient and trusted services in its retail stores throughout the United States (“U.S.”) and Canada. The Company operates and franchises more than 1,850 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports nearly 300 locations through its Express CareTM platform.

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services.For over 15 decades, Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with its growing network of stores.

Sale of Global Products business

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”) to Aramco Overseas Company B.V. (“Aramco or the “Buyer”) (the”Transaction”). As a result, in all prior periods presented within these consolidated financial statements, the assets and liabilities associated with the Global Products disposal group have been classified as held for sale within the Consolidated Balance Sheet and its operations have been classified as discontinued operations within the Consolidated Statements of Comprehensive Income and Cash Flows.

The operating results and cash flows of the Global Products business have been reported through February 28, 2023, the date immediately prior to the closing date of the Transaction. Refer to Note 3 for additional information regarding the Global Products business, including the assets and liabilities divested and income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Consolidated Financial Statements relate solely to the Company's continuing operations.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as Income from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the current and prior periods commencing in the period in which the held for sale criteria are met. Income from discontinued operations, net of tax includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. Income from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.

Transactions between the businesses held for sale and businesses held for use that are expected to continue after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of. Interest costs are included as a component of Income from discontinued operations, net of tax for debt specifically attributable to the discontinued operation or debt that is obligated to be repaid in connection with the completion of the divestiture. Activity within comprehensive income directly associated with a divested business is not realized as a component of Income from discontinued operations, net of tax until completion of the sale or disposition.

Cash and cash equivalents

All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents.

Short-term investments

U.S. treasury securities with a maturity of greater than three months and less than one year are considered to be short-term investments. Valvoline determines the classification of these securities as trading, available for sale or held-to-maturity at the time of purchase and evaluates those determinations at each balance sheet date. The Company’s short-term investments are stated at amortized cost within the Consolidated Balance Sheet and classified as held-to-maturity based on the intent and ability to hold to these investments to maturity.

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

Valvoline recognizes credit losses following the current expected credit loss model, which results in the immediate recognition of losses that are expected to occur over the life of the financial instruments, principally trade and other receivables. Allowances are maintained to estimate expected lifetime credit losses that are based on a broad range of reasonable and supportable information and factors, including the length of time receivables are past due, the financial health of its customers, macroeconomic conditions, and historical collection experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible receivables against the allowance when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

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

Property, plant and equipment

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Buildings generally have useful lives of seven to 20 years and machinery and equipment typically have five to seven year useful lives, dependent on the nature and utility of the assets. Building and leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from which the date the assets are placed in service to the end of the lease term, as appropriate. Depreciation expense is recognized in Cost of sales or Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income based on the function the underlying asset supports. Property, plant and equipment is relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Gains or losses on the dispositions of property, plant and equipment are included in the Consolidated Statements of Comprehensive Income and generally reported in Other income, net.

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

Cloud computing arrangements

The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage and amortizes the costs on a straight-line basis over the term of the service contract.

As of September 30, 2023 and 2022, the Company had capitalized implementation costs, net of amortization, of $20.5 million and $21.9 million, respectively, included in Other noncurrent assets within the Consolidated Balance Sheets. Amortization expense for the implementation costs was $3.3 million, $3.0 million and $1.5 million for fiscal 2023, 2022 and 2021, respectively, and is included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income.

Leases

Certain of the properties Valvoline utilizes, including its retail service center stores, offices, and storage facilities, in addition to certain equipment, are leased. Valvoline determines if an arrangement contains a lease at inception primarily based on whether or not the Company has the right to control the asset during the contract period. For all agreements where it is determined that a lease exists, the related lease assets and liabilities are recognized within the Consolidated Balance Sheets as either operating or finance leases at the commencement date.

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

Lessor arrangements

Valvoline is the lessor in arrangements to sublease and lease certain properties and equipment. Sublease income is recognized in Other income, net within the Company’s Consolidated Statements of Comprehensive Income.

Business combinations

The Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in business combinations based on their acquisition-date fair values. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded. Factors giving rise to goodwill generally include operational synergies that are anticipated as a result of the business combination and growth expected to result in economic benefits from access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions. The fair values are preliminary for up to one year from the date of acquisition as they are subject to measurement period adjustments as new information is obtained about facts and circumstances that existed as of the acquisition date.

The incremental financial results of the businesses that Valvoline has acquired are included in the Company’s consolidated financial results from the respective dates of each acquisition.

Goodwill and other intangible assets

Valvoline evaluates goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred by monitoring for the existence of potential impairment indicators throughout the fiscal year. This assessment consists of evaluating a reporting unit’s fair value compared to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Goodwill is assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to reporting units. The Company determined that it has one reporting unit in fiscal 2023.

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

Nature of services

Valvoline generates all revenues from contracts with customers, primarily as a result of delivery of automotive maintenance services through the following two principal activities: (i) company-operated service center operations and (ii) independent service center operations. Valvoline’s revenues from delivering preventive vehicle maintenance and related services are from end consumers, independent franchisees and operators, and other end customers, including fleet managers and others that require service solutions to address light and medium-duty vehicles.

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

(In millions)	2023	2022	2021
Net revenues transferred at a point in time	$1,375.0	$1,177.2	$986.8
Franchised revenues transferred over time	68.5	58.9	50.4
Net revenues	$1,443.5	$1,236.1	$1,037.2

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

Valvoline is the agent in arranging product supply for its independent operators as the Company has no control of the products prior to transfer to the customer. Accordingly, revenue is recognized on a net basis for the fees charged for this service. The Company determines the point in time at which service delivery occurs and the performance obligation is satisfied by considering when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the product, which generally coincides with the transfer of title and risk of loss from the supplier to the independent operators.

Customer payment terms vary by customer and are generally 30 to 60 days after service delivery. Valvoline does not provide extended payment terms greater than one year and therefore, does not adjust the promised amount of consideration for the effects of a significant financing component.

Revenue disaggregation

The following table summarizes net revenues by category for the years ended September 30:

(In millions)	2023	2022	2021
Oil changes and related fees	$1,074.3	$913.4	$762.3
Non-oil changes and related fees	297.6	248.3	207.9
Franchise fees and other (a)	71.6	74.4	67.0
Total	$1,443.5	$1,236.1	$1,037.2

(a)Includes $0.2 million, $11.6 million, and $14.9 million of net revenues associated with suspended operations of a former Global Products business which was not included in the sale for the years ended September 30, 2023, 2022, and 2021, respectively.

The following presents net revenues by geographic area where services are delivered for the years ended September 30:

(In millions)	2023	2022	2021
United States	$1,407.7	$1,191.8	$997.3
Non-U.S. (a)	35.8	44.3	39.9
Total	$1,443.5	$1,236.1	$1,037.2

(a)Includes the amounts noted above in each fiscal year of net revenues associated with suspended operations of a former Global Products business which was not included in the sale.

Valvoline did not have a single customer that represented 10% or more of consolidated net revenues in fiscal 2023, 2022 or 2021.

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

The reduction of revenues due to customer incentives was $190.3 million, $176.5 million, and $140.1 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022, and 2021, respectively. Reserves for these customer programs and incentives were $3.2 million and $2.8 million as of September 30, 2023 and 2022, respectively, and are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Expense recognition

Cost of sales are expensed as incurred and include product, labor and benefits, store operating and occupancy, and depreciation expenses. Selling, general and administrative expenses are recognized as incurred and include sales and marketing costs, advertising, customer support, and other corporate and administrative costs. Advertising costs were $60.5 million in fiscal 2023, $54.8 million in fiscal 2022 and $48.1 million in fiscal 2021.

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

Valvoline's interest rate swap agreements are designated as cash flow hedges with effectiveness of the hedges assessed at inception and quarterly thereafter. To the extent the hedging relationship is highly effective, the unrealized gains or losses on the swaps are recorded in Accumulated other comprehensive income (loss) and reclassified into earnings within Net interest and other financing expense when the payments occur. The Company classifies its cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

The fair values of the interest rate swaps are reflected as an asset or liability in the Consolidated Balance Sheets and the change in fair value is reported in Accumulated other comprehensive income (loss). The fair values of the interest rate swaps are estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The Company does not offset fair value amounts recognized in its Consolidated Balance Sheets for presentation purposes.

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

The fair values of accounts receivables and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments. Valvoline's notes receivable consist of fixed and variable-rate interest term loans extended to franchisees to provide financial assistance. These notes bear interest comparable with the market rates within Valvoline's variable rate borrowings, and accordingly, their carrying amounts approximate fair value.

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

Currency translation

Operations outside the United States are measured generally using the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the Stockholders’ Equity section of the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and are included in net earnings only upon sale or substantial liquidation of the underlying non-U.S. subsidiary or affiliated company.

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

Inflation Reduction Act of 2022

The Inflation Reduction Act (the “IRA”) was enacted in the United States in August 2022, which includes, among other provisions, a 15% alternative minimum tax on corporate adjusted income in excess of certain thresholds for taxable years beginning after December 31, 2022. The Company does not expect this provision will have a material impact on its consolidated financial statements.

The IRA also imposes an excise tax of one percent on share repurchases that occur after December 31, 2022. Corporations are permitted to credit certain new stock issuances against their stock repurchases during the same taxable period. Valvoline has repurchased 38.9 million shares of its common stock for $1,431.5 million since January 1, 2023 and recognized excise taxes of $14.3 million in Retained earnings as incremental costs to complete the repurchases during the nine months ended September 30, 2023.

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

Valvoline amended its Credit Agreement, effective upon the sale of Global Products on March 1, 2023. This amendment includes the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, among other modifications. Refer to Note 8 for additional details. Concurrent with the amendment of the Credit Agreement, Valvoline modified its interest rate swap agreements solely to change the reference rates from LIBOR to SOFR and applied the optional expedients available under the reference rate reform accounting guidance. This modification aligns with changes to its variable rate debt under the Credit Agreement amendment. Valvoline expects these hedges to continue to effectively hedge its exposure risk to interest rates.

As of September 30, 2023, Valvoline has no outstanding long-term debt or interest rate swap agreements with payments based on LIBOR.

NOTE 3 – DISCONTINUED OPERATIONS AND HELD FOR SALE

Sale of Global Products

Financial results

On July 31, 2022, the Company entered into a definitive agreement to sell Global Products to Aramco. On March 1, 2023, Valvoline completed the sale of Global Products for a cash purchase price of $2.650 billion and recognized a pre-tax gain on the sale of $1.572 billion that was recognized in Income from discontinued operations, net of tax within the Consolidated Statements of Comprehensive Income.

The following table summarizes Income from discontinued operations, net of tax included in the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2023	2022	2021
Net revenues	$1,174.4	$2,695.2	$2,086.7
Cost of sales	924.2	2,134.7	1,540.9
Gross profit	250.2	560.5	545.8

Selling, general and administrative expenses	124.9	304.3	294.7
Net legacy and separation-related expenses	53.7	7.0	—
Equity and other income, net	(14.2)	(33.4)	(36.3)
Operating income from discontinued operations	85.8	282.6	287.4
Net pension and other postretirement plan expense (income)	0.1	(3.4)	1.9
Net interest and other financing expenses	4.4	4.6	2.5
Gain on sale of discontinued operations (a)	(1,571.6)	—	—
Income before income taxes - discontinued operations	1,652.9	281.4	283.0
Income tax expense (benefit) (b)	432.6	(33.5)	62.8
Income from discontinued operations, net of tax	$1,220.3	$314.9	$220.2

(a)The gain on sale realized in fiscal 2023 includes the release of Accumulated other comprehensive income of $30.7 million associated with the realization of cumulative translation losses attributed to the Global Products business.
(b)Includes the income tax effects of the gain on sale, which were $424.3 million comprised of current and deferred expense of $335.6 million and $88.7 million, respectively.

A summary of the held for sale assets and liabilities included in the Consolidated Balance Sheet follows as of September 30:

(In millions)	2022
Current assets
Cash and cash equivalents	$59.0
Receivables, net	524.3
Inventories, net	290.1
Prepaid expenses and other current assets	35.0
Property, plant and equipment, net	257.4
Goodwill and intangibles, net	139.8
Other noncurrent assets	158.6
Current assets held for sale	$1,464.2

Current liabilities
Trade and other payables	$264.9
Accrued expenses and other liabilities	166.9
Long-term debt	30.7
Other current liabilities	76.8
Current liabilities held for sale	$539.3

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

(In millions)	2023	2022	2021
Net revenues	$89.7	$218.1	$143.1

Valvoline also entered into a Transition Services Agreement with Global Products, effective March 1, 2023, to provide and receive services including information technology, legal, finance, and human resources support for a period not expected to exceed 18 months. The income and costs associated with these services were not material during fiscal 2023.

As part of the Transaction, the Company recognized an estimated obligation of $17.1 million, predominantly within Accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2023 related to certain pre-closing employee matters reimbursable to the Buyer.

Asset group held for sale

A former Global Products business, whose operations were suspended during fiscal 2022, was classified as held for sale as of September 30, 2023. As a result, the Company recognized a pre-tax impairment loss of $8.1 million, within Other income, net in the Consolidated Statement of Comprehensive Income during the year ended September 30, 2023. The Company completed the sale of this business in the first quarter of fiscal 2024.

A summary of the held for sale assets and liabilities included in the Consolidated Balance Sheet follows as of September 30:

(In millions)	2023
Current assets
Cash	$4.0
Prepaid expenses and other current assets	0.2
Reserve on assets held for sale	(4.2)
Current assets held for sale	$—

Current liabilities
Accrued expenses and other liabilities	$3.9
Current liabilities held for sale	$3.9

NOTE 4 – FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis are summarized below by level within the fair value hierarchy:

	As of September 30, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.6	$0.6	$—	$—	$—
Time deposits	277.3	—	277.3	—	—
Prepaid expenses and other current assets
Currency derivatives	0.1	—	0.1	—	—
Interest rate swap agreements	7.8	—	7.8	—	—
Other noncurrent assets
Non-qualified trust funds	2.1	—	—	—	2.1
Deferred compensation investments	19.0	19.0	—	—	—
Total assets at fair value	$306.9	$19.6	$285.2	$—	$2.1

Accrued expenses and other liabilities
Currency derivatives	$0.1	$—	$0.1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	20.8	—	—	—	20.8
Total liabilities at fair value	$20.9	$—	$0.1	$—	$20.8

	As of September 30, 2022
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.4	$0.4	$—	$—	$—
Time deposits	13.3	—	13.3	—	—
Prepaid expenses and other current assets
Currency derivatives	6.0	—	6.0	—	—
Interest rate swap agreements	5.2	—	5.2	—	—
Other noncurrent assets
Non-qualified trust funds	6.4	—	—	—	6.4
Interest rate swap agreements	12.6	—	12.6	—	—
Total assets at fair value	$43.9	$0.4	$37.1	$—	$6.4

Accrued expenses and other liabilities
Currency derivatives	$5.2	$—	$5.2	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	19.6	—	—	—	19.6
Total liabilities at fair value	$24.8	$—	$5.2	$—	$19.6

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

Currency derivatives

The Company had outstanding currency forward contracts with notional values of $29.7 million and $150.5 million as of September 30, 2023 and 2022, respectively. The fair value of these outstanding contracts are recorded as assets and liabilities on a gross basis measured using readily observable market inputs to estimate the fair value for similar derivative instruments and are classified as Level 2. Gains and losses recognized related to these instruments were not material in any period presented herein.

Non-qualified trust funds

The Company maintains a non-qualified trust that is utilized to fund benefit payments for certain of its U.S. non-qualified pension plans. This trust is invested in mutual funds which are measured at fair value using the NAV per share practical expedient. There were no significant redemption restrictions or unfunded commitments on these mutual fund investments as of September 30, 2023. Gains and losses related to these investments are immediately recognized within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and were not material in any periods presented herein.

Interest rate swap agreements

Interest rate swap agreements with a notional amount of $175.0 million matured during fiscal 2023. The Company remains party to two interest rate swap agreements with four year maturities to exchange interest rate payments on $175.0 million of variable rate term loan borrowings to fixed interest rates. The Company expects these hedges to be highly effective and based on interest rates as of September 30, 2023 and current circumstances, estimates that there will not be material reclassifications into earnings over the next twelve months.

The fair value of interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. The Company utilizes Level 2 observable inputs such as interest rate yield curves to estimate fair value for the interest rate swap agreements.

Deferred compensation investments

The Company established an investment fund in April 2023 that is primarily comprised of mutual funds traded in active markets and valued using quoted (unadjusted) prices, which are Level 1 inputs. Gains and losses related to these investments are immediately recognized in the Consolidated Statement of Comprehensive Income within Selling, general and administrative expenses and were not material for the period ended September 30, 2023.

Deferred compensation obligations

The Company has an unfunded deferred compensation plan that is valued based on the underlying participant-directed investments. The fair value of underlying investments in collective trust funds is determined using the NAV provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less its liabilities, divided by outstanding units. There were no significant redemption restrictions or unfunded commitments on these investments as of September 30, 2023. Changes in the fair values are recognized in the Consolidated Statements of Comprehensive Income within Selling, general and administrative expenses and were not material for the periods presented herein.

U.S. treasury securities

During fiscal 2023, the Company purchased U.S. treasury securities which are carried at amortized cost within the Consolidated Balance Sheet and classified as held-to-maturity based on the intent and ability to hold these investments to maturity. The fair value of these investments summarized below is determined utilizing quoted prices for identical securities from less active markets, which are considered Level 2 inputs within the fair value hierarchy.

	September 30, 2023
(In millions)	Amortized cost	Gross unrealized losses	Fair value
Cash and cash equivalents
U.S. treasuries (a)	$2.2	$—	$2.2
Short-term investments
U.S. treasuries (b)	$347.5	$(0.5)	$347.0

(a)U.S. treasury securities with original maturity dates of three months or less.
(b)U.S. treasury securities with original maturities greater than three months and less than 12 months.

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

	September 30, 2023			September 30, 2022
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$589.8	$594.5	$(5.5)	$568.5	$593.7	$(6.3)
2031 Notes	416.6	529.9	(5.2)	400.5	529.2	(5.8)
Total	$1,006.4	$1,124.4	$(10.7)	$969.0	$1,122.9	$(12.1)

(a)Carrying values shown are net of unamortized discounts and issuance costs.

Refer to Note 8 for details of these notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 5 – BUSINESS COMBINATIONS

Fiscal 2023

The Company acquired 31 service center stores in single and multi-store transactions for an aggregate purchase price of $36.3 million during the year ended September 30, 2023. These acquisitions expand Valvoline’s retail presence in key North American markets, increase the number of company-operated service center stores, and contribute to growing the retail footprint to 1,852 system-wide service center stores.

Fiscal 2022

The Company acquired 37 service center stores in single and multi-store transactions, including four former franchise locations and five former Express Care locations, which converted to company-operated service center stores, for an aggregate purchase price of $50.7 million during the year ended September 30, 2022.

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

Summary

The following table summarizes the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the years ended September 30:

(In millions)	2023	2022	2021
Inventories	$0.4	$—	$2.8
Other current assets	—	0.2	0.1
Property, plant and equipment (a)	6.4	10.0	98.6
Operating lease assets	9.7	9.6	36.4
Goodwill (b)	29.0	39.1	204.4
Intangible assets (c)
Reacquired franchise rights (d)	4.0	2.8	58.6
Customer relationships	—	—	0.1
Other	0.3	0.4	3.1
Other current liabilities	(0.7)	(0.8)	(8.3)
Operating lease liabilities	(9.1)	(8.9)	(33.5)
Other noncurrent liabilities (a)	(3.7)	(1.7)	(80.6)
Total net assets acquired	$36.3	$50.7	$281.7

(a)Includes finance lease assets in Property, plant and equipment and finance lease liabilities in Other current and noncurrent liabilities. During the years ended September 30, 2023, 2022 and 2021, finance lease assets acquired were $3.8 million, $1.8 million and $84.3 million, respectively; finance lease liabilities in Other current liabilities were $0.2 million, $0.1 million and $3.7 million, respectively; and finance lease liabilities in Other noncurrent liabilities were $3.7 million, $1.7 million and $80.6 million, respectively.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Weighted average amortization period of intangible assets acquired is 9 years for fiscal 2023 and fiscal 2022 and 10 years for fiscal 2021.
(d)Prior to the acquisition of former franchise service center stores, Valvoline licensed the right to operate franchised service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately 9 years for fiscal 2023 and 10 years for fiscal 2022 and fiscal 2021. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

The Company did not record any material measurement period adjustments and does not expect any material changes to the preliminary purchase price allocations summarized above for acquisitions completed during the last twelve months.

NOTE 6 – LEASE COMMITMENTS

The following table presents the Company's lease balances as of September 30:

(In millions)	Location in Consolidated Balance Sheets	2023	2022
Assets
Operating lease assets	Operating lease assets	$266.5	$248.1
Finance lease assets	Property, plant and equipment, net	240.0	217.1
Amortization of finance lease assets	Property, plant and equipment, net	(50.0)	(34.2)
Total leased assets		$456.5	$431.0

Liabilities
Current
Operating lease liabilities	Accrued expenses and other liabilities	$29.2	$26.8
Finance lease liabilities	Accrued expenses and other liabilities	12.3	10.6
Noncurrent
Operating lease liabilities	Operating lease liabilities	247.3	229.2
Finance lease liabilities	Other noncurrent liabilities	198.9	189.8
Total lease liabilities		$487.7	$456.4

The following table presents the components of total lease costs for the years ended September 30:

(In millions)	Location in Consolidated Statements of Comprehensive Income	2023	2022
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$40.7	$36.8
Finance lease costs
Amortization of lease assets	Cost of sales	15.8	14.1
Interest on lease liabilities	Net interest and other financing expenses	10.2	9.3
Variable lease cost	Cost of sales and Selling, general and administrative expenses	3.7	2.4
Sublease income	Other income, net	(7.6)	(5.9)
Total lease cost		$62.8	$56.7

Other information related to the Company's leases follows for the years ended September 30:

(In millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$38.7	$34.9
Operating cash flows from finance leases	$10.2	$9.3
Financing cash flows from finance leases	$10.8	$8.8
Lease assets obtained in exchange for lease obligations:
Operating leases	$46.4	$46.8
Finance leases	$21.3	$18.6

(a)Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded within the Consolidated Balance Sheet as of September 30, 2023:

(In millions)	Operating leases	Finance leases
2024	$41.1	$22.5
2025	39.6	22.7
2026	38.1	23.3
2027	35.4	23.1
2028	32.7	23.3
Thereafter	159.8	168.9
Total future lease payments	346.7	283.8
Imputed interest	70.2	72.6
Present value of lease liabilities	$276.5	$211.2

As of September 30, 2023, Valvoline has additional leases primarily related to its retail service center stores that have not yet commenced with approximately $61.0 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence over the next twelve months and generally have lease terms of 15 years.

The weighted average remaining lease terms and interest rates as of September 30, 2023 were:

	Operating leases	Finance leases
Weighted average remaining lease term (in years)	9.6	12.1
Weighted average discount rate	4.6%	5.3%

NOTE 7 – INTANGIBLE ASSETS

Goodwill

The following summarizes the changes in the carrying amount of goodwill during fiscal 2023 and 2022:

(In millions)
Balance at September 30, 2021	$512.8
Acquisitions	39.1
Currency translation	(3.7)
Balance at September 30, 2022	548.2
Acquisitions	29.0
Currency translation	0.8
Balance at September 30, 2023	$578.0

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30:

(In millions)	2023			2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$29.6	$(10.5)	$19.1	$29.6	$(9.2)	$20.4
Reacquired franchise rights	122.1	(49.4)	72.7	118.0	(36.5)	81.5
Customer relationships	16.8	(8.3)	8.5	16.6	(6.9)	9.7
Other intangible assets	6.9	(4.6)	2.3	6.7	(3.4)	3.3
Total definite-lived intangible assets	$175.4	$(72.8)	$102.6	$170.9	$(56.0)	$114.9

The table that follows summarizes amortization expense (actual and estimated) for the Company's current intangible assets for the years ended September 30:

(In millions)	Actual	Estimated
	2023	2024	2025	2026	2027	2028
Amortization expense	$16.8	$16.5	$14.5	$11.3	$10.8	$10.7

NOTE 8 – DEBT

The following table summarizes Valvoline’s debt as of September 30:

(In millions)	2023	2022
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	463.1	460.0
Trade Receivables Facility	—	105.0
Debt issuance costs and discounts	(12.0)	(12.4)
Total debt	1,586.1	1,687.6
Current portion of long-term debt	23.8	162.5
Long-term debt	$1,562.3	$1,525.1

Senior Notes

The Company's outstanding fixed rate senior notes as of September 30, 2023 consist of 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535.0 million (the “2031 Notes”) and 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes” and collectively with the 2031 Notes, the “Senior Notes”). The Senior Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the Senior Notes from the holders thereof. The Senior Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to maturity in the manner specified in the governing indentures.

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

The principal amount of the Term Loan under the Senior Credit Agreement is required to be repaid in quarterly installments of approximately $5.9 million beginning with the first fiscal quarter after the sale of Global Products, with the remainder due at maturity and prepayment required in the amount of the net cash proceeds from certain events. Amounts outstanding under the Senior Credit Agreement may be prepaid at any time, and from time to time, in whole or part, without premium or penalty. At Valvoline’s option, amounts outstanding under the Senior Credit Agreement will bear interest at either SOFR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate will fluctuate between SOFR plus 1.375% per year and SOFR plus 2.250% per year (or between the alternate base rate plus 0.375% per year and the alternate base rate plus 1.250% per year), based upon Valvoline’s consolidated total net leverage ratio.

Proceeds from the Term Loan, in addition to a portion of the proceeds from the sale of the Global Products business, were used to pay in full the outstanding borrowings under the prior Credit Agreement, including the principal balance of the term loan facility of $445.6 million and outstanding borrowings under the revolving credit facility of $290.0 million, as well as accrued and unpaid interest and fees and expenses related to the amendment. The Company recognized $1.1 million of expense within Net interest and other financing expenses in the Condensed Consolidated Statements of Comprehensive Income during the year ended September 30, 2023 associated with the modification of the Credit Agreement, which included accelerated amortization of previously capitalized debt issuance costs.

Covenants and guarantees

The amended Senior Credit Agreement contains covenants and provisions that became effective March 1, 2023. These terms and conditions are generally consistent with the prior Credit Agreement, including the maintenance of financial covenants as of the end of each fiscal quarter and guarantees from certain of Valvoline’s existing and future subsidiaries.

Summary of activity

As of September 30, 2023 and 2022, the Term Loan had an outstanding balance of $463.1 million and $460.0 million, respectively, and there were no amounts outstanding under the Revolver. Excluding the refinancing of the Term Loan described above, Valvoline made payments on the Term Loan of $11.9 million and $15.0 million during fiscal 2023 and 2022, respectively. The total borrowing capacity remaining under the Revolver was $471.6 million as of September 30, 2023, due to a reduction of $3.4 million for letters of credit outstanding.

Trade Receivables Facility

Commensurate with the sale of Global Products on March 1, 2023, Valvoline was removed as an originator and assigned all of its rights, title and interests under the Trade Receivables Facility to the divested business. Concurrently, the Company repaid its outstanding balance of $175.0 million and recognized a loss on extinguishment of the obligation of $1.0 million in Income from discontinued operations in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2023.

Summary of activity

As of September 30, 2022, prior to assigning all of the rights, title and interests of the facility to the divested business during fiscal 2023, the Trade Receivables Facility had an outstanding balance of $105.0 million classified within Current portion of long-term debt within the Consolidated Balance Sheet due to the payment requirement in connection with the sale of Global Products. The financing subsidiary owned $387.9 million of outstanding accounts receivable as of September 30, 2022. These outstanding accounts receivable substantially relate to the Global Products business and were reported in Current assets held for sale, with a smaller portion reported within Receivables, net in the Company’s Consolidated Balance Sheet.

Covenants and guarantees

The Company is required to satisfy certain covenants pursuant to its long-term borrowings. These covenants contain customary limitations, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, and affiliate transactions. The maintenance of financial covenants as of the end of each fiscal quarter is required, as defined in the Senior Credit Agreement, including: i) a maximum net leverage ratio of 4.5, which is calculated as net debt divided by Adjusted EBITDA and ii) a minimum interest coverage ratio of 3.0, which is calculated as Adjusted EBITDA divided by net interest expense. Cross-default provisions also exist between certain debt instruments. As of September 30, 2023 and 2022, the Company was in compliance with all debt covenants.

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

Long-term debt maturities

The future maturities of debt outstanding as of September 30, 2023, excluding debt issuance costs and discounts, are as follows:

(In millions)
Years ending September 30
2024	$23.8
2025	23.8
2026	23.7
2027	23.7
2028	368.1
Thereafter	1,135.0
Total	$1,598.1

NOTE 9 – INCOME TAXES

Components of income tax expense

Income tax expense consisted of the following for the years ended September 30:

(In millions)	2023	2022	2021
Current
Federal	$8.0	$9.4	$(0.9)
State	(5.5)	4.3	2.1
Non-U.S.	1.0	3.0	1.8
	3.5	16.7	3.0
Deferred
Federal	36.8	16.2	47.7
State	(3.2)	1.3	9.0
Non-U.S.	—	0.5	0.2
	33.6	18.0	56.9
Income tax expense	$37.1	$34.7	$59.9

The following presents pre-tax income and the principal components of the reconciliation between the effective tax rate and the U.S. federal statutory income tax rate in effect for the years ended September 30:

(In millions)	2023	2022	2021
Income before income taxes
United States	$242.7	$119.1	$250.8
Non-U.S.	(6.2)	25.0	9.2
Total income before income taxes	$236.5	$144.1	$260.0

U.S. statutory tax rate	21%	21%	21%
Income taxes computed at U.S. statutory tax rate	$49.7	$30.3	$54.6
(Decrease) increase in amount computed resulting from:
Unrecognized tax benefits	0.1	0.1	0.8
State taxes, net of federal benefit	11.2	5.2	9.3
International rate differential	0.1	(0.4)	—
Permanent items	0.1	(1.0)	0.5
Remeasurement of net deferred taxes	(1.1)	(0.5)	0.1
Return-to-provision adjustments	(0.9)	(0.4)	0.6
Change in valuation allowances	(27.7)	1.8	—
Tax Matters Agreement activity	5.4	—	(5.6)
Other	0.2	(0.4)	(0.4)
Income tax expense	$37.1	$34.7	$59.9
Effective tax rate	15.7%	24.1%	23.0%

The lower effective tax rate in fiscal 2023 from the prior year was primarily attributed to the release of valuation allowances due to the change in expectations regarding the utilization of certain legacy tax attributes as described further below. Higher pre-tax income in fiscal 2023 resulted in higher current year tax expense over the prior year.

The higher effective tax rate in fiscal 2022 from the prior year was principally driven by tax benefits recognized during the prior year period as a result of audit settlements. Lower pre-tax income in fiscal 2022 resulted in lower current year tax expense over the prior year.

Deferred taxes

A summary of the deferred tax assets and liabilities included in the Consolidated Balance Sheets follows as of September 30:

(In millions)	2023	2022
Deferred tax assets
Non-U.S. net operating loss carryforwards (a)	$1.1	$0.7
State net operating loss carryforwards (b)	8.2	17.5
Employee benefit obligations	34.6	43.6
Compensation accruals	17.9	22.8
Credit carryforwards (c)	0.3	12.3
Operating lease liabilities	95.2	99.6
Outside basis difference (d)	—	99.1
Other	12.4	23.0
Valuation allowances (e)	(3.0)	(33.3)
Net deferred tax assets	166.7	285.3
Deferred tax liabilities
Goodwill and other intangibles	19.1	18.7
Property, plant and equipment	134.7	131.6
Operating lease assets	68.1	74.5
Other	0.3	—
Total deferred tax liabilities	222.2	224.8
Total net deferred tax (liabilities) assets (f)	$(55.5)	$60.5

(a)Gross non-U.S. net operating loss carryforwards of $3.9 million expire in fiscal years 2039 to 2043.
(b)Apportioned gross state net operating loss carryforwards of $154.9 million expire in fiscal years 2029 through 2037.
(c)Credit carryforwards consist primarily of state tax credits that generally expire in fiscal years 2024 through 2032.
(d)Outside tax over GAAP basis difference recorded through discontinued operations.
(e)Valuation allowances at September 30, 2023 primarily relate to nondeductible executive compensation and state net operating loss carryforwards that are not expected to be realized or realizable.
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

In connection with amending the Tax Matters Agreement, management expects the Company is currently more likely than not to realize certain legacy tax attributes that were transferred from its former parent prior to Valvoline’s initial public offering in late fiscal 2016. As a result, Valvoline recognized an income tax benefit of $29.0 million during fiscal 2023 in connection with releasing its valuation allowance. Additionally, Valvoline recognized $25.7 million of expense within Net legacy and separation-related expenses in the Consolidated Statement of Comprehensive Income during fiscal 2023 to reflect its increased estimated indemnity obligation to its former parent as a result of the terms of the amended Tax Matters Agreement.

During fiscal 2021, the Company reduced its indemnity obligations to Ashland by $33.0 million, principally due to settlement for fiscal 2014 to 2016 federal audit examinations. This reduction resulted in pre-tax income of $26.8 million and an income tax benefit of $5.8 million attributable to the Valvoline stand-alone business.

Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement are primarily recorded in Other noncurrent liabilities in the Consolidated Balance Sheets and were $10.8 million and $0.6 million as of September 30, 2023 and 2022, respectively. Given the indemnification of Ashland for periods in which Valvoline was included in Ashland Group Returns, a portion of the Company's liability for unrecognized tax benefits is included in the Tax Matters Agreement obligation. The periods under indemnity that currently remain open to examination include certain U.S. state jurisdictions from fiscal 2016.

Unrecognized tax benefits

The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended September 30:

(In millions)	2023	2022	2021
Gross unrecognized tax benefits as of October 1	$8.2	$8.7	$13.4
Increases related to tax positions from prior years	0.6	0.1	1.5
Decreases related to tax positions from prior years	(0.6)	(0.6)	(1.3)
Increases related to tax positions taken during the current year	27.7	0.8	0.7
Settlements with tax authorities	—	—	(4.2)
Lapses of statutes of limitation	(0.2)	(0.8)	(1.4)
Gross unrecognized tax benefits as of September 30 (a)	$35.7	$8.2	$8.7

(a)These unrecognized tax benefits would favorably impact the continuing operations and discontinued operations effective income tax rates, if recognized. Accruals for interest and penalties were $1.8 million and $1.2 million as of September 30, 2023 and 2022, respectively.

In connection with the sale of Global Products, Valvoline established reserves of $27.5 million for gross unrecognized tax benefits during fiscal 2023. If realized, these unrecognized tax benefits would favorably impact the discontinued operations effective income tax rate.

The Company's U.S. federal income tax returns remain open to examination from fiscal 2018 forward and Canada from fiscal 2019 and forward. Fiscal years including and after 2018 remain open to examination by certain U.S. state jurisdictions.

Because Valvoline is routinely under examination by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during fiscal 2024. Due to the complexity and number of open years, it is not practical to estimate the amount or range of such change at this time. Based on current information available, management does not expect a material change to the Company's gross unrecognized tax benefits within fiscal 2024.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Pension and other postretirement plans

The components of pension and other postretirement plans net periodic benefit (income) costs and the assumptions used in this determination are summarized below for the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2023	2022	2021	2023	2022	2021
Net periodic benefit (income) costs
Interest cost	$81.8	$43.0	$41.2	$1.2	$0.7	$0.7
Expected return on plan assets	(66.9)	(78.6)	(84.0)	—	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.1	(2.2)	(2.2)	(11.9)
Actuarial (gain) loss	(35.0)	49.5	(75.1)	(6.6)	(5.6)	0.8
Net periodic benefit (income) costs	$(20.0)	$14.0	$(117.8)	$(7.6)	$(7.1)	$(10.4)
Weighted-average plan assumptions
Discount rate for interest cost	5.45%	2.10%	1.91%	5.41%	1.92%	1.76%
Expected long-term rate of return on plan assets	4.90%	4.10%	4.40%	—	—	—

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. These gains and losses are reported within Net pension and other postretirement plan (income) expense in the Consolidated Statements of Comprehensive Income and included a gain of $41.6 million for the year ended September 30, 2023, a loss of $43.9 million for the year ended September 30, 2022, and a gain of $74.3 million for the year ended September 30, 2021.

The fiscal 2023 gain was primarily attributed to increase in discount rates, partially offset by lower-than-expected returns on plan assets. The fiscal 2022 loss was primarily attributed to lower-than-expected returns on plan assets, partially offset by higher discount rates. The fiscal 2021 gain was primarily attributed to higher-than-expected returns on plan assets and an increase in discount rates.

The following table summarizes the net periodic benefit income and the amortization of prior service credits recognized during the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2023	2022	2021	2023	2022	2021
Amortization of prior service credits recognized in Accumulated other comprehensive income	$(0.1)	$(0.1)	$(0.1)	$2.2	$2.2	$11.9
Net periodic benefit loss (income)	(20.0)	14.0	(117.8)	(7.6)	(7.1)	(10.4)
Total pre-tax amount recognized in comprehensive loss (income)	$(20.1)	$13.9	$(117.9)	$(5.4)	$(4.9)	$1.5

Obligations and funded status

Changes in benefit obligations and the fair value of plan assets, as well as key assumptions used to determine the benefit obligations, and the amounts in the Consolidated Balance Sheets for the Company’s pension and other postretirement benefit plans are summarized below as of September 30:

(In millions)	Pension benefits		Other postretirement benefits
	2023	2022	2023	2022
Change in benefit obligations
Benefit obligations as of October 1	$1,585.2	$2,132.9	$30.7	$38.9
Interest cost	81.8	43.0	$1.2	0.7
Benefits paid	(130.4)	(128.0)	$(3.0)	(3.3)
Actuarial gain	(52.7)	(458.3)	$(6.6)	(5.6)
Transfers in	4.4	0.5	$—	—
Settlements	(10.2)	(4.9)	$—	—
Benefit obligations as of September 30	$1,478.1	$1,585.2	$22.3	$30.7
Change in plan assets
Fair value of plan assets as of October 1	$1,438.1	$1,987.0	$—	$—
Actual return on plan assets	41.3	(429.5)	$—	—
Employer contributions	17.8	13.0	$3.0	3.3
Benefits paid	(130.4)	(128.0)	$(3.0)	(3.3)
Settlements	(10.2)	(4.9)	$—	—
Transfers in	4.4	0.5	$—	—
Fair value of plan assets as of September 30	$1,361.0	$1,438.1	$—	$—

Unfunded status of the plans as of September 30	$117.1	$147.1	$22.3	$30.7

(In millions)	Pension benefits		Other postretirement benefits
	2023	2022	2023	2022
Amounts in the Consolidated Balance Sheets
Noncurrent benefit assets (a)	$38.6	$33.7	$—	$—

Current benefit liabilities (b)	7.7	9.1	2.6	4.4
Noncurrent benefit liabilities (c)	148.0	171.7	19.7	26.3
Total benefit liabilities	155.7	180.8	22.3	30.7

Net liabilities recognized	$117.1	$147.1	$22.3	$30.7

Balance in Accumulated other comprehensive loss
Prior service cost (credit)	$1.1	$1.2	$(16.7)	$(18.9)

Weighted-average plan assumptions
Discount rate	5.98%	5.58%	5.98%	5.56%
Healthcare cost trend rate (d)	—	—	5.5%	5.6%

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

Accumulated benefit obligation

The accumulated benefit obligation for all pension plans was $1.5 billion and $1.6 billion as of September 30, 2023 and 2022, respectively. Pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets follows for the Company’s plans as of September 30:

(In millions)	2023		2022
	Benefit obligation	Plan assets	Benefit obligation	Plan assets
Plans with projected and accumulated benefit obligations in excess of plan assets	$1,101.7	$946.0	$1,177.7	$996.9

Plan assets

Pension plan asset investments and their level within the fair value hierarchy is summarized below as of:

(In millions)	September 30, 2023
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$21.5	$21.5	$—	$—	$—
U.S. government securities and futures	63.1	—	63.1	—	—
Other government securities	33.1	—	33.1	—	—
Corporate debt instruments	1,055.4	—	1,055.4	—	—
Private equity and hedge funds	4.4	—	—	—	4.4
Collective trust funds	176.9	—	—	—	176.9
Other investments	6.6	—	6.6	—	—
Total assets at fair value	$1,361.0	$21.5	$1,158.2	$—	$181.3

(In millions)	September 30, 2022
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$56.9	$56.9	$—	$—	$—
U.S. government securities and futures	73.8	—	73.8	—	—
Other government securities	36.1	—	36.1	—	—
Corporate debt instruments	1,066.9	—	1,066.9	—	—
Private equity and hedge funds	13.3	—	—	—	13.3
Collective trust funds	190.3	—	—	—	190.3
Other investments	0.8	—	0.8	—	—
Total assets at fair value	$1,438.1	$56.9	$1,177.6	$—	$203.6

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

The following summarizes investments for which fair value is measured using the NAV per share practical expedient as of September 30, 2023:

(In millions)	Fair value at NAV	Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Relative value hedge funds	$0.2	—	None (a)	None (a)
Event driven hedge funds	0.3	—	None (a)	None (a)
Collective trust funds	176.9	—	Daily	Up to 3 days
Private equity	3.9	1.6	None (b)	None (b)
	$181.3	$1.6

(a)These hedge funds are in the process of liquidation and the timing is unknown.
(b)These private equity instruments are estimated to be liquidated over the next 1 to 5 years.

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

The weighted-average asset allocations for Valvoline’s plans by asset category follow as of September 30:

	Target	2023	2022
Plan assets allocation
Equity securities	3-10%	7%	7%
Debt securities	80-100%	92%	92%
Other	0-10%	1%	1%
Total		100%	100%

The basis for determining the expected long-term rate of return is a combination of future return assumptions for the various asset classes in Valvoline’s investment portfolio based on active management, historical analysis of previous returns, market indices, and a projection of inflation, net of plan expenses.

Funding and benefit payments

Valvoline contributed $17.8 million and $13.0 million to its pension plans during fiscal 2023 and 2022, respectively. Valvoline does not plan to contribute to its qualified pension plans in fiscal 2024 and expects to contribute approximately $7.7 million to its non-qualified pension plans.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five fiscal years ended September 30 and the five fiscal years thereafter in aggregate:

(In millions)	Pension benefits	Other postretirement benefits
2024	$139.5	$2.7
2025	137.8	2.4
2026	135.6	2.2
2027	133.3	2.0
2028	129.5	1.9
2028 - 2032	600.0	8.7
Total	$1,275.7	$19.9

Other plans

Defined contribution and other defined benefit plans

Valvoline sponsors certain defined contribution savings plans that provide matching contributions. Expense associated with these plans was $12.5 million in fiscal 2023, $15.9 million in fiscal 2022 and $6.0 million in fiscal 2021.

Valvoline also sponsors a long-term disability benefit plan. Total liabilities associated with this plan were $1.0 million and $1.9 million as of September 30, 2023 and 2022, respectively.

Incentive plans

Reserves for incentive plans were $16.4 million and $13.6 million as of September 30, 2023 and 2022, respectively.

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

NOTE 12 – STOCK-BASED COMPENSATION PLANS

Valvoline has approved stock-based incentive plans that authorize 21.0 million shares of common stock to be issued, with approximately 10.3 million shares of common stock remaining available for issuance as of September 30, 2023. The Valvoline stock-based incentive plans authorize the grant of stock options, stock appreciation rights (“SARs”), and nonvested stock awards, principally in the form of restricted stock, restricted stock units, and performance share units. The following summarizes stock-based compensation expense recognized by the Company during the years ended September 30:

(In millions)	2023	2022	2021
Stock appreciation rights	$1.2	$1.5	$1.3
Nonvested stock awards	12.6	8.4	7.9
Total stock-based compensation expense, pre-tax	13.8	9.9	9.2
Tax benefit	(3.5)	(2.5)	(2.3)
Total stock-based compensation expense, net of tax	$10.3	$7.4	$6.9

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

The following summarizes nonvested stock award activity during the year ended September 30, 2023:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Unvested shares as of September 30, 2022	1,817.3	$25.53
Granted	525.5	$33.98
Performance adjustments (a)	(2.2)	$30.58
Vested	(609.4)	$25.68
Forfeited	(252.8)	$33.94
Modified (b)	(127.8)	$35.48
Unvested shares as of September 30, 2023	1,350.6	$33.35

(a)Adjustments based on current attainment expectations of performance targets.
(b)Equity-based awards previously granted to certain Global Products employees were modified in connection with the sale of business, which resulted in the recognition of incremental expense that was not material.

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

	2023	2022	2021
Weighted average grant date fair value per share	$35.94	$33.98	$21.81
Assumptions (weighted average)
Risk-free interest rates (a)	4.3%	1.6%	0.2%
Expected dividend yield	—%	1.8%	2.3%
Expected volatility (b)	43.0%	41.5%	42.0%
Expected term (in years)	3.0	3.0	3.0

(a)Based on the U.S. Treasury yield curve in effect at the time of grant or modification for the expected term of the award. The range of risk-free interest rates used for performance awards was 4.24% to 4.78% in fiscal 2023, 1.14% to 1.88% in fiscal 2022, and 0.13% to 0.23% in fiscal 2021.
(b)Expected volatility is based on historical volatilities over periods commensurate with the expected term. In recent years, Valvoline utilized its historical daily closing price over this period.

The total grant date fair value of nonvested stock awards vested and the weighted average grant date fair value of nonvested stock awards granted follows for the years ended September 30:

	2023	2022	2021
Total grant date fair value of shares vested	$15.7	$11.2	$6.5
Weighted average grant date fair value	$33.98	$35.32	$22.33

As of September 30, 2023, there was $5.6 million of total unrecognized compensation costs related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of nonvested stock awards as of September 30, 2023 is $45.0 million.

NOTE 13 - EARNINGS PER SHARE

The following summarizes basic and diluted EPS for the years ended September 30:

(In millions, except per share data)	2023	2022	2021
Numerator
Income from continuing operations	$199.4	$109.4	$200.1
Income from discontinued operations, net of tax	1,220.3	314.9	220.2
Net income	$1,419.7	$424.3	$420.3
Denominator
Weighted average common shares outstanding	161.6	179.1	182.5
Effect of potentially dilutive securities (a)	1.0	1.3	1.0
Weighted average diluted shares outstanding	162.6	180.4	183.5

Basic earnings per share
Continuing operations	$1.24	$0.61	$1.10
Discontinued operations	7.55	1.76	1.20
Basic earnings per share	$8.79	$2.37	$2.30

Diluted earnings per share
Continuing operations	$1.23	$0.61	$1.09
Discontinued operations	7.50	1.74	1.20
Diluted earnings per share	$8.73	$2.35	$2.29

(a)There were 0.2 million outstanding securities, primarily SARs, not included in the computation of diluted earnings per share in each year presented above because the effect would have been antidilutive.

NOTE 14 - STOCKHOLDERS' EQUITY

Modified “Dutch auction” tender offer

During May 2023, Valvoline commenced the Tender Offer to repurchase up to $1.0 billion in value of shares of its common stock. Upon completion of the Tender Offer during June 2023, the Company accepted 27.0 million shares at $38.00 per share, for an aggregate purchase price of $1.024 billion, excluding fees and related expenses. Included within the 27.0 million shares were 0.6 million shares that the Company elected to repurchase pursuant to its right to repurchase up to an additional 2% of its outstanding shares of common stock. Valvoline incurred $16.4 million in fees and expenses associated with the Tender Offer, which included $10.2 million for excise taxes on share repurchases in accordance with the IRA. These costs were recognized within Retained earnings during the year ended September 30, 2023 as costs to repurchase the Company’s common stock. Shares repurchased were retired and returned to the status of authorized, unissued shares.

The Tender Offer was made pursuant to the authorization from Valvoline’s Board of Directors (the “Board”) for the Company to repurchase up to $1.6 billion of its common stock announced on November 15, 2022 (the “2022 Share Repurchase Authorization”). The Tender Offer utilized a substantial portion of the 2022 Share Repurchase Authorization and in combination with other share repurchases made throughout the fiscal year, leaves $211.5 million of authorization remaining as of September 30, 2023.

Accumulated other comprehensive income (loss)

Changes in Accumulated other comprehensive income (loss) by component for fiscal years 2023 and 2022 were as follows:

(In millions)	Unamortized benefit plan credits	Currency translation adjustments	Changes in fair value of cash flow hedges	Total
Balance as of September 30, 2021	$16.8	$(10.1)	$0.8	$7.5
Other comprehensive (loss) income before reclassification	—	(40.0)	15.4	(24.6)
(Gain) loss reclassified out of accumulated other comprehensive income	(2.2)	—	1.4	(0.8)
Tax benefit (expense)	0.5	0.4	(4.3)	(3.4)
Balance as of September 30, 2022	15.1	(49.7)	13.3	(21.3)
Other comprehensive (loss) income before reclassification	—	13.1	(22.8)	(9.7)
(Gain) loss reclassified out of accumulated other comprehensive income	(2.2)	30.7	12.7	41.2
Tax benefit (expense)	0.5	(0.1)	2.6	3.0
Balance as of September 30, 2023	$13.4	$(6.0)	$5.8	$13.2

Amounts reclassified from Accumulated other comprehensive income (loss) follow for the years ended September 30:

(in millions)	2023	2022	2021
Amortization of pension and other postretirement plan prior service credits (a)	$(2.1)	$(2.2)	$(11.8)
Business disposal (b)	30.6	—	—
Loss (gain) on cash flow hedges (c)	12.7	1.4	(0.7)
Tax effect of reclassifications	3.0	(3.4)	2.1
Total amounts reclassified, net of tax	$44.2	$(4.2)	$(10.4)

(a)Amortization of unrecognized prior service credits included in net periodic benefit income for pension and other postretirement plans was reported in Net pension and other postretirement plan (income) expense within the Consolidated Statements of Comprehensive Income. The Company releases the income tax effects from Accumulated other comprehensive income as benefit plan credits are amortized into earnings.
(b)Represents the realization of currency translation losses and unamortized pension prior service credits of $30.7 million and $0.1 million, respectively, recognized within Income from discontinued operations, net of tax within the Consolidated Statement of Comprehensive Income in connection with the sale of the Global Products business.
(c)Represents the realization of gains from cash flow hedges reported in Net interest and other financing expense within the Consolidated Statements of Comprehensive Income.

NOTE 15 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals shown within the Consolidated Statements of Cash Flows for the years ended September 30:

(In millions)	2023	2022	2021
Cash and cash equivalents - continuing operations	$409.1	$23.4	$122.6
Cash and cash equivalents - held for sale (a)	4.0	—	—
Cash and cash equivalents - discontinued operations	—	59.0	107.4
Restricted cash - discontinued operations (b)	—	1.5	1.4
Total cash, cash equivalents and restricted cash	$413.1	$83.9	$231.4

(a)Refer to Note 3 for additional information regarding the asset group classified as held for sale at September 30, 2023.
(b)Included in Current assets held for sale with the Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Consolidated Balance Sheets as of September 30:

(In millions)	2023	2022
Current
Trade	$64.0	$56.2
Other	17.9	14.3
Notes receivable from franchisees	—	0.2
Receivables, gross	81.9	70.7
Allowance for credit losses	(0.6)	(4.6)
Receivables, net	$81.3	$66.1

Non-current (a)
Notes receivable	$2.3	$2.1
Other	7.5	0.1
Noncurrent notes receivable, gross	9.8	2.2
Allowance for losses	(2.4)	(2.2)
Noncurrent notes receivable, net	$7.4	$—

(a) Included in Other noncurrent assets within the Consolidated Balance Sheets.

Property, plant and equipment

The following table summarizes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2023	2022
Land	$148.5	$134.7
Buildings	725.1	562.8
Machinery and equipment	302.6	236.0
Construction in progress	57.6	82.4
Total property, plant and equipment	1,233.8	1,015.9
Accumulated depreciation	(415.5)	(347.3)
Net property, plant and equipment	$818.3	$668.6
The following table summarizes finance lease assets included in net property, plant and equipment as of September 30:

(In millions)	2023	2022
Land	$85.4	$75.3
Buildings	154.6	141.8
Total finance lease assets	240.0	217.1
Accumulated depreciation	(50.0)	(34.2)
Net finance lease assets	$190.0	$182.9

Non-cash transactions, including finance leases, recognized within total property, plant and equipment were $17.5 million and $23.2 million during the years ended September 30, 2023 and 2022, respectively.

The following summarizes expense associated with property, plant and equipment recognized within the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2023	2022	2021
Depreciation (includes finance leases)	$72.0	$54.7	$46.8

Long-lived assets

The following presents long-lived assets comprised of net property, plant and equipment and operating lease assets by geographic area in which the assets physically reside for the years ended September 30:

	Property, plant and equipment, net		Operating lease assets
(In millions)	2023	2022	2023	2022
United States	$774.4	$647.7	$247.2	$229.0
Non-U.S.	43.9	20.9	19.3	19.1
Total	$818.3	$668.6	$266.5	$248.1

NOTE 16 – SUBSEQUENT EVENTS

Share repurchases

The Company repurchased 4.2 million shares for an aggregate amount of $130.1 million from October 1, 2023 through November 15, 2023 pursuant to the 2022 Share Repurchase Authorization. The Company has $81.4 million in aggregate repurchase authority remaining under the 2022 Share Repurchase Authorization as of November 15, 2023.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023 based on those criteria. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Valvoline’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, which appears herein.

Changes in internal control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Valvoline Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Valvoline Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated November 20, 2023, expressed an unqualified opinion thereon.

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
November 20, 2023

ITEM 9B.  OTHER INFORMATION

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

During the three months ended September 30, 2023, Mr. Samuel J. Mitchell, Jr., the Company’s retired Chief Executive Officer and Director entered into a Rule 10b5-1 Trading Plan with his broker on August 17, 2023, to exercise up to 33,358 stock appreciation rights related to Valvoline common stock. Mr. Mitchell’s Rule 10b5-1 Trading Plan expires upon the earlier of November 17, 2023 or the date all transactions pursuant to such trading plan are executed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of Valvoline’s executive officers and related information appears under the caption “Executive Officers of Valvoline” in Item 1 of Part I of this Annual Report on Form 10-K. The other information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2023 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2023 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2023 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2023 and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2023 and is incorporated herein by reference.

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

The following Exhibits 10.1 through 10.22 are contracts, compensatory plans or arrangements, or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulations S-K.

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
Form of Restricted Stock Unit Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan, as Amended, for awards granted after fiscal 2020 (incorporated by reference to Exhibit 10.11 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 24, 2020).

10.10	-
Form of Outside Director Restricted Stock Unit Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.1 to Valvoline’s Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

10.11	-	Valvoline Inc. Nonqualified Defined Contribution Plan (incorporated by reference to Exhibit 10.4 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.12	-	Ashland Inc. Nonqualified Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.12 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.13	-
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

10.16	-	Amendment to Ashland SERP, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.16 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.17	-	Amendment to Ashland SERP, effective as of September 1, 2016 (incorporated by reference to Exhibit 10.17 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.18	-	Amendment to Ashland SERP, effective as of September 30, 2016 (incorporated by reference to Exhibit 10.8 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.19	-	Form of CEO Change in Control Agreement (incorporated by reference to Exhibit 10.1 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.20	-	Form of Executive Officer Change in Control Agreement (incorporated by reference to Exhibit 10.2 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

10.21	-
Valvoline Change in Control Severance Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.3 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

10.22	-
Valvoline Severance Pay Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.4 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

10.23	-
Amendment and Restatement Agreement, dated as of December 12, 2022, among Valvoline Inc. (“Valvoline”), certain subsidiaries of Valvoline party thereto, The Bank of Nova Scotia, as Administrative Agent, swing line lender and an L/C issuer, and the lenders party thereto (including Exhibit A – Amended and Restated Credit Agreement, among Valvoline, The Bank of Nova Scotia, as Administrative Agent, swing line lender and an L/C issuer, and the lenders party thereto) (incorporated by reference to Exhibit 10.1 to Valvoline Current Report on Form 8-K (File No. 001-37884) filed on December 13, 2022.

10.24	-
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
Amendment to Tax Matters Agreement, dated as of January 13, 2023, between Ashland Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on January 20, 2023).

10.27	-
Employee Matters Agreement, dated as of September 22, 2016, by and between Ashland Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.19 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.28	-
Amended and Restated Equity Purchase Agreement (“Equity Purchase Agreement”), dated as of March 1, 2023, among Valvoline Inc., Gateway Velocity Holding Corp., and, solely for the purposes set forth therein, Aramco Overseas Company B.V. (incorporated by reference to Exhibit 10.1 to Valvoline Current Report on Form 8-K (File No. 001-37884) filed on March 1, 2023).

10.29	-
Supply Agreement by and between VGP Holdings LLC, Valvoline Inc. and Valvoline LLC, effective as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to Valvoline’s Quarterly Report on Form 10-Q (File No. 001-37884) filed on May 10, 2023).

10.30	-
Trademark Co-Existence Agreement by and between, on the one hand, Valvoline LLC, Valvoline Licensing and Intellectual Property LLC, and Valvoline Inc. and, on the other hand, VGP Holdings LLC and VGP IPCo LLC, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.2 to Valvoline’s Quarterly Report on Form 10-Q (File No. 001-37884) filed on May 10, 2023).

10.31*	-	Letter Agreement to Equity Purchase Agreement, dated as of September 25, 2023, by and among Valvoline Inc., Aramco Valvoline Global Holding Corp., and Aramco Overseas B.V.

21*	-	List of Subsidiaries.

23.1*	-	Consent of Ernst & Young LLP.

24*	-	Power of Attorney.

31.1*	-	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	-	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	-	Valvoline Inc. Executive Compensation Recovery (Clawback) Policy

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema Document.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.
**    Furnished herewith.
SM     Service mark, Valvoline Inc. or its subsidiaries, registered in various countries.
™     Trademark, Valvoline Inc. or its subsidiaries, registered in various countries.
†    Trademark owned by a third party.

Upon written or oral request, a copy of the above exhibits will be furnished at cost.

VALVOLINE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2023, 2022 and 2021
(In millions)
(A)	(B)	(C)			(D)	(E)
		Additions
Description	Balance at beginning of period	Charged to expenses	Charged to other accounts		Deductions	Balance at end of period
Current allowance for credit losses
Year ended September 30, 2023	$4.6	$(0.6)	$(3.4)	(a)	$—	$0.6
Year ended September 30, 2022	$0.3	$4.5	$(0.2)		$—	$4.6
Year ended September 30, 2021	$0.3	$—	$—		$—	$0.3
Allowances for loan losses
Year ended September 30, 2023	$2.2	$—	$0.2		$—	$2.4
Year ended September 30, 2022	$2.1	$—	$0.1		$—	$2.2
Year ended September 30, 2021	$2.0	$—	$0.1		$—	$2.1
Inventory excess and obsolete reserves
Year ended September 30, 2023	$2.0	$(0.3)	$(0.6)	(a)	$—	$1.1
Year ended September 30, 2022	$0.8	$1.2	$—		$—	$2.0
Year ended September 30, 2021	$0.6	$0.2	$—		$—	$0.8
Deferred tax asset valuation allowance
Year ended September 30, 2023	$33.3	$(30.3)	$—		$—	$3.0
Year ended September 30, 2022	$31.8	$1.5	$—		$—	$33.3
Year ended September 30, 2021	$29.7	$0.9	$1.2		$—	$31.8

(a) Includes currency translation and balances reclassified to held for sale within the Consolidated Balance Sheet.

ITEM 16.      FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer
Date: November 20, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 20, 2023.

Signatures	Capacity
/s/ Lori A. Flees	Chief Executive Officer and Director
Lori A. Flees	(Principal Executive Officer)

/s/ Mary E. Meixelsperger	Chief Financial Officer
Mary E. Meixelsperger	(Principal Financial Officer)

/s/ Dione R. Sturgeon	Chief Accounting Officer and Controller
Dione R. Sturgeon	(Principal Accounting Officer)

*	Chairman of the Board and Director
Richard J. Freeland
*	Director
Gerald W. Evans, Jr.
*	Director
Carol H. Kruse
*	Director
Vada O. Manager
*	Director
Patrick S. Pacious
*	Director
Jennifer L. Slater
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	November 20, 2023