Form 10-Q
period 2023-12-31
VALVOLINE INC
filed 2024-02-06
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At February 1, 2024, there were 129,649,167 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions, except per share amounts - unaudited)	2023	2022
Net revenues	$373.4	$332.8
Cost of sales	238.6	214.0
Gross profit	134.8	118.8

Selling, general and administrative expenses	74.5	66.0
Net legacy and separation-related expenses	0.1	25.4
Other income, net	(2.6)	(1.9)
Operating income	62.8	29.3
Net pension and other postretirement plan expenses	3.4	3.7
Net interest and other financing expenses	13.6	18.7
Income before income taxes	45.8	6.9
Income tax expense (benefit)	11.9	(20.1)
Income from continuing operations	33.9	27.0
(Loss) income from discontinued operations, net of tax	(2.0)	54.9
Net income	$31.9	$81.9

Net earnings per share
Basic earnings (loss) per share
Continuing operations	0.26	0.16
Discontinued operations	(0.02)	0.31
Basic earnings per share	$0.24	$0.47

Diluted earnings (loss) per share
Continuing operations	0.26	0.15
Discontinued operations	(0.02)	0.31
Diluted earnings per share	$0.24	$0.46

Weighted average common shares outstanding
Basic	131.8	175.2
Diluted	132.7	176.3

Comprehensive income
Net income	$31.9	$81.9
Other comprehensive income (loss), net of tax
Currency translation adjustments	6.6	15.2
Amortization of pension and other postretirement plan prior service credits	(0.5)	(0.4)
Unrealized loss on cash flow hedges	(1.9)	(1.3)
Other comprehensive income	4.2	13.5
Comprehensive income	$36.1	$95.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2023	September 30 2023
Assets
Current assets
Cash and cash equivalents	$420.7	$409.1
Receivables, net	83.5	81.3
Inventories, net	31.5	33.3
Prepaid expenses and other current assets	55.2	65.5
Short-term investments	119.7	347.5
Total current assets	710.6	936.7
Noncurrent assets
Property, plant and equipment, net	841.5	818.3
Operating lease assets	273.1	266.5
Goodwill and intangibles, net	685.6	680.6
Other noncurrent assets	198.5	187.8
Total noncurrent assets	1,998.7	1,953.2
Total assets	$2,709.3	$2,889.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	77.2	118.7
Accrued expenses and other liabilities	216.4	215.9
Current liabilities held for sale	—	3.9
Total current liabilities	317.4	362.3
Noncurrent liabilities
Long-term debt	1,556.8	1,562.3
Employee benefit obligations	169.9	168.0
Operating lease liabilities	253.9	247.3
Other noncurrent liabilities	346.5	346.8
Total noncurrent liabilities	2,327.1	2,324.4
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 129.6 and 134.8 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	1.3	1.3
Paid-in capital	46.3	48.0
Retained (deficit) earnings	(0.2)	140.7
Accumulated other comprehensive income	17.4	13.2
Stockholders' equity	64.8	203.2
Total liabilities and stockholders’ equity	$2,709.3	$2,889.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2023	2022
Cash flows from operating activities
Net income	$31.9	$81.9
Adjustments to reconcile net income to cash flows from operating activities:
Loss (income) from discontinued operations	2.0	(54.9)
Depreciation and amortization	24.6	18.5
Deferred income taxes	—	(26.5)
Stock-based compensation expense	2.4	2.9
Other, net	1.0	0.6
Change in operating assets and liabilities
Receivables	2.4	13.4
Inventories	3.0	(1.0)
Payables and accrued liabilities	(43.7)	(17.2)
Other assets and liabilities	(1.7)	30.8
Operating cash flows from continuing operations	21.9	48.5
Operating cash flows from discontinued operations	(2.0)	(57.2)
Total cash provided by (used in) operating activities	19.9	(8.7)
Cash flows from investing activities
Additions to property, plant and equipment	(42.3)	(39.9)
Acquisitions of businesses	(8.3)	(9.6)
Proceeds from maturities of short-term investments	230.0	—
Other investing activities, net	(7.1)	1.1
Investing cash flows from continuing operations	172.3	(48.4)
Investing cash flows from discontinued operations	—	(8.4)
Total cash provided by (used in) investing activities	172.3	(56.8)
Cash flows from financing activities
Proceeds from borrowings	—	250.0
Repayments on borrowings	(5.9)	(119.4)
Repurchases of common stock	(171.7)	(87.4)
Cash dividends paid	—	(21.8)
Other financing activities	(7.1)	(8.9)
Financing cash flows from continuing operations	(184.7)	12.5
Financing cash flows from discontinued operations	—	60.0
Total cash (used in) provided by financing activities	(184.7)	72.5
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	0.1	2.1
Increase in cash, cash equivalents and restricted cash	7.6	9.1
Cash, cash equivalents and restricted cash - beginning of period	413.1	83.9
Cash, cash equivalents and restricted cash - end of period	$420.7	$93.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Three months ended December 31, 2023
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2
Net income	—	—	—	31.9	—	31.9
Stock-based compensation, net of issuances	0.2	—	(1.7)	—	—	(1.7)
Repurchases of common stock	(5.4)	—	—	(172.8)	—	(172.8)
Other comprehensive income, net of tax	—	—	—	—	4.2	4.2
Balance at December 31, 2023	129.6	$1.3	$46.3	$(0.2)	$17.4	$64.8

	Three months ended December 31, 2022
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Totals
	Shares	Amount
Balance at September 30, 2022	176.1	$1.8	$44.1	$282.0	$(21.3)	$306.6
Net income	—	—	—	81.9	—	81.9
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.3	—	(3.4)	—	—	(3.4)
Repurchases of common stock	(2.9)	(0.1)	—	(87.4)	—	(87.5)
Other comprehensive income, net of tax	—	—	—	—	13.5	13.5
Balance at December 31, 2022	173.5	$1.7	$40.8	$254.6	$(7.8)	$289.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Certain prior period amounts disclosed herein have been reclassified to conform to the current presentation.

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

Sale of Global Products business

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”) to Aramco Overseas Company B.V. (“Aramco” or the “Buyer”) (the “Transaction”). The operating results and cash flows associated with and directly attributed to the Global Products disposal group are reflected as discontinued operations within these condensed consolidated financial statements. Refer to Note 2 for additional information regarding the Global Products business, including income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Condensed Consolidated Financial Statements relate solely to the Company's continuing operations.

Recent accounting pronouncements

The following accounting guidance relevant to Valvoline was either issued or adopted in the current fiscal year or is expected to have a meaningful impact on Valvoline in future periods upon adoption.

Issued but not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances reportable segment disclosures by requiring disclosure of significant reportable segment expenses and other items regularly provided to the Chief Operating Decision Maker (“CODM”) and included within measures of a segment’s profit or loss, inclusive of entities that operate in a single reportable segment. This guidance must be applied retrospectively to all prior periods presented and will become effective for Valvoline beginning with its fiscal 2025 annual financial statements and interim periods starting in fiscal 2026, with early adoption permitted. Valvoline is currently evaluating the impact this guidance will have on the Company and expects adoption will require enhanced disclosures regarding its CODM and the information used in assessing performance and allocating resources, including significant expenses.

In December 2023, the FASB issued guidance which enhances income tax disclosure requirements to include additional disaggregation within the effective tax rate reconciliation and income taxes paid. This guidance will be effective for Valvoline beginning with its fiscal 2026 annual financial statements, with early adoption permitted. The guidance must be applied prospectively, while retrospective application is permitted. The Company is currently assessing the impact of adoption, which is expected to result in enhanced income tax disclosures.

NOTE 2 - DISCONTINUED OPERATIONS

Sale of Global Products

Financial results

On March 1, 2023, Valvoline completed the sale of Global Products for a cash purchase price of $2.650 billion and recognized a pre-tax gain on the sale within Income from discontinued operations, net of tax, during the second quarter of fiscal 2023, coinciding with the completion of the sale. The Transaction was subject to customary closing settlements that were finalized in the third quarter of fiscal 2023 and resulted in the recognition of a pre-tax gain on sale of $1.572 billion during the fiscal year ended September 30, 2023.

The following table summarizes Income from discontinued operations within the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended December 31
(In millions)	2023	2022
Net revenues	$—	$705.8
Cost of sales	—	556.6
Gross profit	—	149.2
Selling, general and administrative expenses	—	72.3
Net legacy and separation-related expenses	2.3	6.2
Equity and other income, net	—	(9.2)
Operating (loss) income from discontinued operations	(2.3)	79.9
Net pension and other postretirement plan expense	—	0.1
Net interest and other financing expenses	—	2.3
(Loss) income before income taxes - discontinued operations	(2.3)	77.5
Income tax (benefit) expense	(0.3)	22.6
(Loss) income from discontinued operations, net of tax	$(2.0)	$54.9

Post-closing arrangements

Valvoline sources substantially all lubricant and certain ancillary products for its stores through a long-term supply agreement with Global Products. Net revenues within the results of Global Products above include product sales to the Company's continuing operations prior to the closing of the Transaction, which were considered to be effectively settled and were not eliminated. For the three months ended December 31, 2022, these transactions totaled $55.1 million.

Valvoline also entered into a Transition Services Agreement with Global Products, effective March 1, 2023, to provide and receive services including information technology, legal, finance, and human resources support for a period not expected to exceed 18 months. The income and costs associated with these services were not material during the three months ended December 31, 2023.

NOTE 3 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$235.2	$235.2	$—	$—	$—
Time deposits	90.9	—	90.9	—	—
Prepaid expenses and other current assets
Interest rate swap agreements	5.2	—	5.2	—	—
Other noncurrent assets
Non-qualified trust funds	1.9	—	—	—	1.9
Deferred compensation investments	20.6	20.6	—	—	—
Total assets at fair value	$353.8	$255.8	$96.1	$—	$1.9

Other noncurrent liabilities
Deferred compensation obligations	$23.0	$—	$—	$—	$23.0
Total liabilities at fair value	$23.0	$—	$—	$—	$23.0

	As of September 30, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.6	$0.6	$—	$—	$—
Time deposits	277.3	—	277.3	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	0.1	—	0.1	—	—
Interest rate swap agreements	7.8	—	7.8	—	—
Other noncurrent assets
Non-qualified trust funds	2.1	—	—	—	2.1
Deferred compensation investments	19.0	19.0	—	—	—
Total assets at fair value	$306.9	$19.6	$285.2	$—	$2.1

Accrued expenses and other liabilities
Currency derivatives (b)	$0.1	$—	$0.1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	20.8	—	—	—	20.8
Total liabilities at fair value	$20.9	$—	$0.1	$—	$20.8

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.
(b)The Company had outstanding contracts with notional values of $29.7 million as of September 30, 2023.

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

U.S. treasury securities

The fair values of the Company’s U.S. treasury securities summarized below are determined utilizing quoted prices for identical securities from less active markets, which are considered Level 2 inputs within the fair value hierarchy.

	December 31, 2023			September 30, 2023
(In millions)	Amortized cost	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized losses	Fair value
Cash and cash equivalents
U.S. treasury securities (a)	$—	$—	$—	$2.2	$—	$2.2
Short-term investments
U.S. treasury securities (b)	$119.7	$(0.1)	$119.6	$347.5	$(0.5)	$347.0

(a)U.S. treasury securities with original maturity dates of three months or less.
(b)U.S. treasury securities with original maturities greater than three months and less than 12 months.

Long-term debt

The fair values of the Company's outstanding fixed rate senior notes shown below are based on recent trading values, which are considered Level 2 inputs within the fair value hierarchy.

	December 31, 2023			September 30, 2023
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$597.9	$594.6	$(5.4)	$589.8	$594.5	$(5.5)
2031 Notes	455.0	530.0	(5.0)	416.6	529.9	(5.2)
Total	$1,052.9	$1,124.6	$(10.4)	$1,006.4	$1,124.4	$(10.7)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 5 for details of these senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 4 - BUSINESS COMBINATIONS

The Company acquired five service center stores in single and multi-store transactions for an aggregate purchase price of $8.3 million during the three months ended December 31, 2023. These acquisitions expand Valvoline's retail presence in key North American markets, increase the number of company-operated service center stores, and contribute to growing the retail footprint to 1,890 system-wide service center stores.

During the three months ended December 31, 2022, the Company acquired seven service center stores in single and multi-store transactions for an aggregate purchase price of $9.6 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the three months ended December 31:

(In millions)	2023	2022
Inventories	$—	$0.3
Property, plant and equipment (a)	1.0	2.0
Operating lease assets	1.9	2.1
Goodwill (b)	7.9	6.1
Intangible assets (c)
Reacquired franchise rights (d)	—	2.3
Other	0.1	0.1
Other current liabilities (a)	(0.1)	(0.2)
Operating lease liabilities	—	(2.0)
Other noncurrent liabilities (a)	(2.5)	(1.1)
Total net assets acquired	$8.3	$9.6

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. During the three months ended December 31, 2023, finance lease assets acquired were $0.7 million and finance lease liabilities of $0.7 million in other current noncurrent liabilities. During the three months ended December 31, 2022, finance lease assets acquired were $1.1 million and finance lease liabilities of $1.1 million in other noncurrent liabilities.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the three months ended December 31, 2023 and 2022 have weighted average amortization periods of five and nine years, respectively.
(d)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately ten years for the rights reacquired in fiscal 2023. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. There have been no franchise rights reacquired during fiscal 2024.

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

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	December 31 2023	September 30 2023
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	457.2	463.1
Revolver (a)	—	—
Debt issuance costs and discounts	(11.6)	(12.0)
Total debt	1,580.6	1,586.1
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,556.8	$1,562.3

(a)As of December 31, 2023, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $471.6 million due to a reduction of $3.4 million for letters of credit outstanding.

As of December 31, 2023, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended December 31

(In millions)	2023	2022
Income tax expense (benefit)	$11.9	$(20.1)
Effective tax rate percentage	26.0%	(291.3)%

The increase in income tax expense and effective tax rate for the three months ended December 31, 2023 was driven by more normalized activity in the current year period as compared to the prior year. The prior year period included the recognition of a $26.5 million income tax benefit for the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. This amendment also resulted in higher Net legacy and separation-related expenses of $24.4 million for the related increased indemnity obligation.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement plan expense:

	Pension benefits		Other postretirement benefits

(In millions)	2023	2022	2023	2022
Three months ended December 31
Interest cost	$20.9	$20.6	$0.3	$0.4
Expected return on plan assets	(17.2)	(16.8)	—	—
Amortization of prior service credits	—	—	(0.6)	(0.5)
Net periodic benefit costs (income)	$3.7	$3.8	$(0.3)	$(0.1)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended December 31

(In millions, except per share amounts)	2023	2022
Numerator
Income from continuing operations	$33.9	$27.0
(Loss) income from discontinued operations, net of tax	(2.0)	54.9
Net income	$31.9	$81.9

Denominator
Weighted average common shares outstanding	131.8	175.2
Effect of potentially dilutive securities (a)	0.9	1.1
Weighted average diluted shares outstanding	132.7	176.3

Basic earnings (loss) per share
Continuing operations	$0.26	$0.16
Discontinued operations	(0.02)	0.31
Basic earnings per share	$0.24	$0.47

Diluted earnings (loss) per share
Continuing operations	$0.26	$0.15
Discontinued operations	(0.02)	0.31
Diluted earnings per share	$0.24	$0.46

(a)There were 0.2 million outstanding stock appreciation rights not included in the computation of diluted earnings per share for both the three months ended December 31, 2023 and 2022 because the effect would have been antidilutive.

NOTE 10 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2023	September 30 2023	December 31 2022
Cash and cash equivalents - continuing operations	$420.7	$409.1	$21.0
Cash and cash equivalents - held for sale (a)	—	4.0	—
Cash and cash equivalents - discontinued operations	—	—	70.5
Restricted cash - discontinued operations	—	—	1.5
Total cash, cash equivalents and restricted cash	$420.7	$413.1	$93.0

(a)Former Global Products business whose operations were suspended during fiscal 2022, classified as held for sale and impaired as of September 30, 2023, and subsequently sold during the first quarter of fiscal 2024.
Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	December 31 2023	September 30 2023
Current
Trade	$65.9	$64.0
Other	18.1	17.9
Receivables, gross	84.0	81.9
Allowance for credit losses	(0.5)	(0.6)
Receivables, net	$83.5	$81.3

Non-current (a)
Notes receivable	$2.4	$2.3
Other	7.6	7.5
Noncurrent notes receivable, gross	10.0	9.8
Allowance for losses	(2.4)	(2.4)
Noncurrent notes receivable, net	$7.6	$7.4

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended December 31

(In millions)	2023	2022
Net revenues transferred at a point in time	$355.9	$317.2
Franchised revenues transferred over time	17.5	15.6
Net revenues	$373.4	$332.8

The following table summarizes net revenues by category:

	Three months ended December 31

(In millions)	2023	2022
Oil changes and related fees	$277.5	$247.2
Non-oil changes and related fees	78.2	69.8
Franchise fees and other (a)	17.7	15.8
Total	$373.4	$332.8

(a)Includes $0.2 million of net revenues associated with suspended operations in the three months ended December 31, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance. Valvoline Inc. is creating shareholder value by driving the full potential in our core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises nearly 1,900 service center locations through its Valvoline Instant Oil ChangeSM and Great Canadian Oil Change retail locations and supports nearly 300 locations through its Express CareTM platform.

BUSINESS STRATEGY

As a pure play automotive retail services provider and the trusted leader in preventive automotive maintenance, Valvoline is well positioned to create long-term shareholder value through executing the Company’s strategic initiatives, which include:

•Driving the full potential of the core business through increasing market share and non-oil change revenue growth in existing stores by building on Valvoline’s strong foundation in marketing, technology, and data;

•Aggressively growing the retail footprint with company-operated store growth and an increased emphasis on franchisee store growth; and

•Developing capabilities to capture new customers through services expansion focused on fleet manager needs and needs of the evolving car parc.

FIRST FISCAL QUARTER 2024 OVERVIEW

The following were the significant events for the first fiscal quarter of 2024, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 12% over the prior year period driven by store operations, including system-wide same-store sales ("SSS") growth of 7.1% and the addition of 144 net new stores to the system from the prior year.

•Income from continuing operations grew 26% to $33.9 million for the three months ended December 31, 2023 compared to the prior year. The growth was attributable to gross profit expansion from operations and interest income earned on invested net proceeds from the sale of Global Products, which were partially offset by investments in the business and a modestly higher normalized effective tax rate. Diluted earnings per share from the continuing operations increased 73% to $0.26 in the three months ended December 31, 2023 compared to the prior year driven by this earnings expansion and share count reductions from repurchases, including benefits from the prior year execution of the tender offer.

•Adjusted EBITDA increased 23% over the prior year period due to strong operational growth driven by gross profit expansion from service efficiency, increased ticket and transactions, modest contributions from acquisitions and other income, partially offset by investments in selling, general and administrative expenses.

•The Company made additional progress on the commitment to return a substantial portion of the net proceeds from the sale of Global Products to shareholders through repurchasing 5.4 million shares of Valvoline common stock for $171.1 million during the quarter.

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

SSS is defined as net revenues by U.S. Valvoline Instant Oil Change (“VIOC”) stores (company-operated, franchised and the combination of these for system-wide SSS), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation as this period is generally required for new store sales levels to begin to normalize.

Net revenues are limited to sales at company-operated stores, in addition to royalties and other fees from independent franchised and Express Care stores. Although Valvoline does not recognize store-level sales from franchised stores as net revenues in its Statements of Condensed Consolidated Income, management believes system-wide and franchised SSS comparisons, store counts, and total system-wide store sales are useful to assess market position relative to competitors and overall store and operating performance.

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended December 31:

	Three months ended December 31
	2023		2022
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$373.4	100.0%	$332.8	100.0%
Gross profit	$134.8	36.1%	$118.8	35.7%
Net operating expenses	$72.0	19.3%	$89.5	26.9%
Operating income	$62.8	16.8%	$29.3	8.8%
Income from continuing operations	$33.9	9.1%	$27.0	8.1%

EBITDA (a)	$84.0	22.5%	$44.1	13.3%
Adjusted EBITDA (a)	$90.2	24.2%	$73.3	22.0%

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended December 31
	2023	2022
System-wide store sales - in millions (a)	$722.9	$644.0
Year-over-year growth (a)	12.3%	16.9%

Same-store sales growth (b)
Company-operated	6.1%	12.7%
Franchised (a)	8.0%	11.2%
System-wide (a)	7.1%	11.9%

	Number of stores at end of period
	First Quarter 2024	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023	First Quarter 2023
Company-operated	895	876	854	832	813
Franchised (a)	995	976	950	949	933
Total system-wide stores (a)	1,890	1,852	1,804	1,781	1,746

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines SSS growth as sales by U.S. VIOC stores (company-operated, franchised, and the combination of these for system-wide SSS), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation.

Net revenues

Net revenues increased $40.6 million, or 12% for the three months ended December 31, 2023 compared to the prior year period. Store operations drove top-line expansion with system-wide SSS growing 7.1% from both ticket and transaction improvements, in addition to store growth with 144 net new stores from openings and acquisitions contributing the balance of the increase. Ticket contributed about 75% to the system-wide SSS growth where half of this benefit was driven by premiumization and non-oil change service penetration with the balance from increased pricing. Transaction growth contributed the balance to the system-wide SSS growth driven by increased customer base as well as modest contributions from miles driven. The following reconciles the year-over-year change in net revenues:

Q1 2023 to Q1 2024 changes in Net revenues
(In millions)
$332.8
5.6
7.8
11.9
15.5
(0.2)
$373.4
Q1 2023
Acquisitions
Mix
Price
Volume
Suspended operations
Q1 2024

Gross profit

Gross profit increased $16.0 million, or 14%, for the three months ended December 31, 2023 compared to the prior year period. Profitability improved due to cost efficiencies, primarily within labor and increased non-oil change service penetration, premiumization and pricing actions driving expansion in line with those from store and transaction growth. More efficient labor costs were partially offset by pressures in materials and store operating expenses, including higher depreciation for technology placed into service late in the prior year.

The following reconciles the year-over-year change in gross profit:

Q1 2023 to Q1 2024 changes in Gross profit
(In millions)
$118.8
0.5
3.1
5.0
7.6
(0.2)
$134.8
Q1 2023
Acquisitions
Mix
Price & Cost
Volume
Suspended operations
Q1 2024

Gross profit margin improved modestly in the three months ended December 31, 2023 compared to the prior year primarily due to labor efficiency from effective management, including improved retention rates where Valvoline saw low attrition consistent with the Company’s experience before the COVID-19 global pandemic. Improved retention rates resulted in staff with more tenure providing efficient best-in-class customer experiences and contributing to improved service mix.

Net operating expenses

Details of the components of Net operating expenses are summarized below for the periods ended December 31:

	Three months ended December 31
	2023		2022
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$74.5	20.0%	$66.0	19.8%
Net legacy and separation-related expenses	0.1	—%	25.4	7.6%
Other income, net	(2.6)	(0.7)%	(1.9)	(0.5)%
Net operating expenses	$72.0	19.3%	$89.5	26.9%

Selling, general and administrative expenses (“SG&A”) increased $8.5 million for the three months ended December 31, 2023 compared to the prior year period. This was principally driven by costs from transitioning to stand-alone information technology platforms, higher travel expenses related to the Company’s annual meeting and store growth, as well as increased advertising for supporting attraction and retention of customers. Additionally, SG&A as a percentage of net revenues was relatively flat year-over-year as leverage from right-sizing the stand-alone organization was offset by technology transition and travel costs.

Net legacy and separation-related expenses decreased $25.3 million for the three months ended December 31, 2023 primarily due the recognition of expense in the prior year that did not recur. During the prior year period, Valvoline recognized expense of $24.4 million to increase the indemnity obligation and reflect the utilization of certain legacy tax attributes associated with the amendment of the tax matters agreement with its former parent company.

Other income, net increased $0.7 million in the three months ended December 31, 2023, compared to the prior year primarily due to higher rental income from subleasing properties in connection with the sale of Global Products.

Net pension and other postretirement plan expenses

Net pension and other postretirement plan expenses decreased $0.3 million for the three months ended December 31, 2023 compared to the prior year period. The decrease was generally attributable to higher recurring expected returns on plan assets partially offset by higher interest costs of the rate environment as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses decreased $5.1 million during the three months ended December 31, 2023, compared to the prior year period. Interest income of $7.8 million earned on the net proceeds from the sale of Global Products more than offset by increased interest expense from higher rates on outstanding borrowings in the current year period.

Income tax provision

The following table summarizes income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended December 31

(In millions)	2023	2022
Income tax expense (benefit)	$11.9	$(20.1)
Effective tax rate percentage	26.0%	(291.3)%

The increase in income tax expense and effective tax rate for the three months ended December 31, 2023 was driven by more normalized activity in the current year period as compared to the prior year. The prior year period included the recognition of a $26.5 million income tax benefit for the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. This amendment also resulted in higher Net legacy and separation-related expenses of $24.4 million for the related increased indemnity obligation.

(Loss) income from discontinued operations, net of tax

The following summarizes (Loss) income from discontinued operations, net of tax for the current and prior year periods:

	Three months ended December 31

(In millions)	2023	2022
(Loss) income from discontinued operations, net of tax	$(2.0)	$54.9

Earnings from discontinued operations declined $56.9 million in the three months ended December 31, 2023 compared to the prior year primarily due to the sale of the Global Products business in March 2023 resulting in the current year period reflecting costs associated with the separation of processes and systems and no longer reflecting operational results from the underlying business.

Continuing operations adjusted net revenues

The following table reconciles Net revenues to Adjusted net revenues for the current and prior year periods:

	Three months ended December 31
(In millions)	2023	2022
Reported net revenues	$373.4	$332.8
Key items:
Suspended operations (a)	—	(0.2)
Adjusted net revenues (b) (c)	$373.4	$332.6

(a)Represents the results of a former Global Products business where operations were suspended during fiscal 2022 that were not included in the sale.
(b)Adjusted net revenues is defined as Net revenues adjusted for key items.
(c)Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” for management’s definitions of the metrics presented above.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended December 31
(In millions)	2023	2022
Income from continuing operations	$33.9	$27.0
Income tax expense (benefit)	11.9	(20.1)
Net interest and other financing expenses	13.6	18.7
Depreciation and amortization	24.6	18.5
EBITDA from continuing operations (a)	84.0	44.1
Net pension and other postretirement plan expenses (b)	3.4	3.7
Net legacy and separation-related expenses (c)	0.1	25.4
Information technology transition costs (d)	2.7	0.3
Suspended operations (e)	—	(0.2)
Adjusted EBITDA from continuing operations (a)	$90.2	$73.3

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
(b)
Includes several elements impacted by changes in plan assets and obligations that are primarily driven by the debt and equity markets, including remeasurement gains and losses, when applicable; and recurring non-service pension and other postretirement net periodic activity, which consists of interest cost, expected return on plan assets and amortization of prior service credits. Management considers these elements are more reflective of changes in current conditions in global markets (in particular, interest rates), outside the operational performance of the business, and are also legacy amounts that are not directly related to the underlying business and do not have an impact on the compensation and benefits provided to eligible employees for current service. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I in this Quarterly Report on Form 10-Q for further details.

(c)
Activity associated with legacy businesses, including the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. During the three months ended December 31, 2022, the Company recognized $24.4 million of pre-tax expense to reflect its increased estimated indemnity obligation which also resulted in an income tax benefit of $26.5 million to reflect the release of valuations allowances in connection with the amendment of the Tax Matters Agreement with Valvoline’s former parent company.

(d)
Consists of expenses incurred related to the Company’s transition to a stand-alone enterprise resource planning software system during fiscal years 2023 and 2024, including redundant expenses incurred from duplicative technology platforms during implementation. These expenses are reflective of incremental costs directly associated with technology transitions and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.

(e)
Represents the results of a former Global Products business where operations were suspended during fiscal 2022. This business was not included in the sale of the Global Products business in March 2023 and was sold during the three months ended December 31, 2023. These results are not indicative of the operating performance of the Company’s ongoing continuing operations.

Adjusted EBITDA from continuing operations increased $16.9 million for the three months ended December 31, 2023 compared to the prior year period driven by increased profitability in store operations driven by labor efficiency, higher ticket and increased transactions as well as unit growth. These benefits were partially offset by increased SG&A investments to support future growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31:

(In millions)	2023	2022
Cash provided (used by):
Operating activities	$21.9	$48.5
Investing activities	$172.3	$(48.4)
Financing activities	$(184.7)	$12.5

Operating activities

The decrease in cash flows provided by operating activities of $26.6 million from the prior year was due to unfavorable changes in net working capital, primarily driven by the timing of payments, which included higher current period spend for franchisee incentives and technology investments, in addition to the prior year receipt of a legacy-related settlement benefit which did not recur. These unfavorable changes were partially offset by higher cash earnings.

Investing activities

The decrease in cash flows used in investing activities of $220.7 million from the prior year was substantially driven by proceeds from the maturities of short-term investments of $230.0 million. This cash inflow was partially offset by a net outflow of $3.7 million for cash transferred in connection with selling a former Global Products business during the current year, in addition to loans extended to franchisees, net of repayments of $2.6 million and increased capital expenditures of $2.4 million.

Financing activities

The increase in cash flows used in financing activities of $197.2 million from the prior year was primarily due to returning $84.3 million more in cash to shareholders through share repurchases. This increased use of cash from the prior year was partially offset by a $136.5 million decrease in cash inflows from net borrowing activity, in addition to lower dividends paid of $21.8 million as the Company discontinued its dividend during the second quarter of fiscal 2023 following the sale of Global Products.

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

	Three months ended December 31
(In millions)	2023	2022
Cash flows provided by operating activities	$21.9	$48.5
Less: Maintenance capital expenditures	(7.0)	(4.3)
Discretionary free cash flow	14.9	44.2
Less: Growth capital expenditures	(35.3)	(35.6)
Free cash flow	$(20.4)	$8.6

The decrease in free cash flow from continuing operations over the prior year was driven by lower cash flow provided by operating activities in addition to increased capital expenditures during the current period. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital. The increase in capital expenditures over the prior year period was driven by higher maintenance capital, primarily attributed to timing of the completion of the related projects and spend.

Discontinued operations cash flows

The cash flows of the discontinued operation are reflected in the Condensed Consolidated Statements of Cash Flows and are summarized below for the three months ended December 31:

(In millions)	2023	2022
Cash (used in) provided by:
Operating activities	$(2.0)	$(57.2)
Investing activities	$—	$(8.4)
Financing activities	$—	$60.0

The declines in cash flows used in operating and investing and those provided from financing activities of the discontinued operation were due to the completion of the sale of Global Products in March 2023, where prior year cash flows were from conducting business within the former Global Products segment and the current year cash flows generally relate to the completion of the separation of the business processes and systems. During the prior year period, cash flows used in operating activities of the discontinued operation were largely driven by operating in an unfavorable working capital environment, in addition to transaction costs to support the sale of the Global Products business. Prior year discontinued operations cash flows used in investing activities were related to capital expenditures, largely maintenance capital, and financing activities cash inflows were primarily due to net proceeds from borrowings, which were subsequently required to be repaid in connection with the sale.

Debt

Inclusive of the interest rate swap agreements, approximately 82% of Valvoline's outstanding borrowings at December 31, 2023 had fixed interest rates, with the remainder bearing variable rates. As of December 31, 2023, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $471.6 million under its Revolver.

The indenture for the 2030 Senior Notes contains an asset sale covenant that requires Valvoline to make an offer to holders to purchase the 2030 Senior Notes at par, plus any accrued and unpaid interest with any Excess Proceeds from an Asset Sale, each as defined in the indenture. Valvoline currently expects that the sale of Global Products will require the Company to offer to repurchase all of the 2030 Senior Notes during the second quarter of fiscal 2024, absent an amendment to the indenture or other transaction related to these Senior Notes.

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

During the three months ended December 31, 2023, the Company repurchased 5.4 million shares of its common stock for $171.1 million. As of December 31, 2023, $40.4 million remained available for repurchase under the 2022 Share Repurchase Authorization.

The share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions and franchise development, and then returning excess cash to shareholders through share repurchases. The Company anticipates repurchasing shares of its common stock up to the full amount remaining under the authorization from the Board of Directors for the Company to repurchase up to $1.6 billion of its common stock announced on November 15, 2022 (the “2022 Share Repurchase Authorization”) during fiscal 2024, subject to market conditions.

Summary

Valvoline’s continuing operations had cash and cash equivalents of $420.7 million, short-term investments of $119.7 million, total debt of $1,580.6 million, and total remaining borrowing capacity of $471.6 million as of December 31, 2023. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Management believes that the Company has sufficient liquidity based on its current cash, cash equivalents and short-term investments position, cash generated from business operations, and existing financing to meet its required pension and other postretirement plan contributions; debt servicing obligations, including the expected offer to repurchase the 2030 Senior Notes; tax-related and other material cash and operating requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and the impacts on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the three months ended December 31, 2023.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2023.

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

Changes in Internal Control

There were no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

During the three months ended December 31, 2023, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes to the Company’s risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s common stock during the three months ended December 31, 2023 pursuant to the 2022 Share Repurchase Authorization were:

Monthly period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2023 - October 31, 2023	2,828,127	$31.08	2,828,127	$123.6
November 1, 2023 - November 30, 2023	2,279,662	$32.75	2,279,662	$48.9
December 1, 2023 - December 31, 2023	243,476	$35.14	243,476	$40.4
Total	5,351,265	$31.98	5,351,265

ITEM 6.  EXHIBITS

31.1*	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

February 6, 2024	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer