Form 10-Q
period 2024-03-31
VALVOLINE INC
filed 2024-05-10
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At May 7, 2024, there were 128,854,818 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share amounts - unaudited)	2024	2023	2024	2023
Net revenues	$388.7	$344.5	$762.1	$677.3
Cost of sales	242.5	217.8	481.1	431.8
Gross profit	146.2	126.7	281.0	245.5

Selling, general and administrative expenses	72.3	62.6	146.8	128.6
Net legacy and separation-related expenses	—	3.8	0.1	29.2
Other income, net	(2.5)	(0.9)	(5.1)	(2.8)
Operating income	76.4	61.2	139.2	90.5
Net pension and other postretirement plan expenses	3.6	3.6	7.0	7.3
Net interest and other financing expenses	15.5	13.3	29.1	32.0
Income before income taxes	57.3	44.3	103.1	51.2
Income tax expense (benefit)	14.0	11.4	25.9	(8.7)
Income from continuing operations	43.3	32.9	77.2	59.9
(Loss) income from discontinued operations, net of tax	(1.9)	1,194.4	(3.9)	1,249.3
Net income	$41.4	$1,227.3	$73.3	$1,309.2

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.33	$0.19	$0.59	$0.35
Discontinued operations	(0.01)	6.96	(0.03)	7.20
Basic earnings per share	$0.32	$7.15	$0.56	$7.55

Diluted earnings (loss) per share
Continuing operations	$0.33	$0.19	$0.59	$0.34
Discontinued operations	(0.01)	6.92	(0.03)	7.16
Diluted earnings per share	$0.32	$7.11	$0.56	$7.50

Weighted average common shares outstanding
Basic	129.8	171.7	130.8	173.5
Diluted	130.7	172.7	131.7	174.5

Comprehensive income
Net income	$41.4	$1,227.3	$73.3	$1,309.2
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(2.5)	29.3	4.1	44.5
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.5)	(0.9)	(0.9)
Unrealized loss on cash flow hedges	(1.4)	(3.1)	(3.3)	(4.4)
Other comprehensive (loss) income	(4.3)	25.7	(0.1)	39.2
Comprehensive income	$37.1	$1,253.0	$73.2	$1,348.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2024	September 30 2023
Assets
Current assets
Cash and cash equivalents	$494.5	$409.1
Receivables, net	109.6	81.3
Inventories, net	37.5	33.3
Prepaid expenses and other current assets	59.8	65.5
Short-term investments	—	347.5
Total current assets	701.4	936.7
Noncurrent assets
Property, plant and equipment, net	877.9	818.3
Operating lease assets	288.1	266.5
Goodwill and intangibles, net	692.3	680.6
Other noncurrent assets	203.3	187.8
Total noncurrent assets	2,061.6	1,953.2
Total assets	$2,763.0	$2,889.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$623.8	$23.8
Trade and other payables	118.8	118.7
Accrued expenses and other liabilities	221.1	215.9
Current liabilities held for sale	—	3.9
Total current liabilities	963.7	362.3
Noncurrent liabilities
Long-term debt	951.3	1,562.3
Employee benefit obligations	170.2	168.0
Operating lease liabilities	269.0	247.3
Other noncurrent liabilities	348.7	346.8
Total noncurrent liabilities	1,739.2	2,324.4
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 128.8 and 134.8 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	1.3	1.3
Paid-in capital	45.3	48.0
Retained earnings	0.4	140.7
Accumulated other comprehensive income	13.1	13.2
Stockholders' equity	60.1	203.2
Total liabilities and stockholders’ equity	$2,763.0	$2,889.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2024	2023
Cash flows from operating activities
Net income	$73.3	$1,309.2
Adjustments to reconcile net income to cash flows from operating activities:
Loss (income) from discontinued operations	3.9	(1,249.3)
Depreciation and amortization	50.2	39.1
Deferred income taxes	—	(26.6)
Stock-based compensation expense	4.9	5.4
Other, net	1.4	2.3
Change in operating assets and liabilities
Receivables	(23.1)	4.8
Inventories	(4.7)	(3.7)
Payables and accrued liabilities	4.2	68.5
Other assets and liabilities	(18.0)	23.8
Operating cash flows from continuing operations	92.1	173.5
Operating cash flows from discontinued operations	(3.9)	(63.4)
Total cash provided by operating activities	88.2	110.1
Cash flows from investing activities
Additions to property, plant and equipment	(87.2)	(79.4)
Acquisitions of businesses	(21.3)	(18.9)
Proceeds from maturities of short-term investments	350.0	—
Other investing activities, net	(10.9)	2.0
Investing cash flows from continuing operations	230.6	(96.3)
Investing cash flows from discontinued operations	—	2,623.2
Total cash provided by investing activities	230.6	2,526.9
Cash flows from financing activities
Proceeds from borrowings	—	920.9
Repayments on borrowings	(11.8)	(909.0)
Repurchases of common stock	(212.2)	(257.4)
Cash dividends paid	—	(21.8)
Other financing activities	(13.6)	(12.1)
Financing cash flows from continuing operations	(237.6)	(279.4)
Financing cash flows from discontinued operations	—	(108.1)
Total cash used in financing activities	(237.6)	(387.5)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	0.2	1.1
Increase in cash, cash equivalents and restricted cash	81.4	2,250.6
Cash, cash equivalents and restricted cash - beginning of period	413.1	83.9
Cash, cash equivalents and restricted cash - end of period	$494.5	$2,334.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Six months ended March 31, 2024
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2
Net income	—	—	—	31.9	—	31.9
Stock-based compensation, net of issuances	0.2	—	(1.7)	—	—	(1.7)
Repurchases of common stock	(5.4)	—	—	(172.8)	—	(172.8)
Other comprehensive income, net of tax	—	—	—	—	4.2	4.2
Balance at December 31, 2023	129.6	$1.3	$46.3	$(0.2)	$17.4	$64.8
Net income	—	—	—	41.4	—	41.4
Stock-based compensation, net of issuances	0.2	—	(1.0)	—	—	(1.0)
Repurchases of common stock	(1.0)	—	—	(40.8)	—	(40.8)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Balance at March 31, 2024	128.8	$1.3	$45.3	$0.4	$13.1	$60.1

	Six months ended March 31, 2023
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Totals
	Shares	Amount
Balance at September 30, 2022	176.1	$1.8	$44.1	$282.0	$(21.3)	$306.6
Net income	—	—	—	81.9	—	81.9
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.3	—	(3.4)	—	—	(3.4)
Repurchases of common stock	(2.9)	(0.1)	—	(87.4)	—	(87.5)
Other comprehensive income, net of tax	—	—	—	—	13.5	13.5
Balance at December 31, 2022	173.5	$1.7	$40.8	$254.6	$(7.8)	$289.3
Net income	—	—	—	1,227.3	—	1,227.3
Stock-based compensation, net of issuances	0.1	—	1.8	—	—	1.8
Repurchases of common stock	(4.9)	—	—	(171.7)	—	(171.7)
Other comprehensive income, net of tax	—	—	—	—	25.7	25.7
Balance at March 31, 2023	168.7	$1.7	$42.6	$1,310.2	$17.9	$1,372.4

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

The following table summarizes Income from discontinued operations within the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended March 31		Six months ended March 31
(In millions)	2024	2023	2024	2023
Net revenues	$—	$468.6	$—	$1,174.4
Cost of sales	—	367.6	—	924.2
Gross profit	—	101.0	—	250.2
Selling, general and administrative expenses	—	52.7	—	125.0
Net legacy and separation-related expenses	2.6	14.4	4.9	20.6
Equity and other income, net	—	(5.0)	—	(14.2)
Operating (loss) income from discontinued operations	(2.6)	38.9	(4.9)	118.8
Net pension and other postretirement plan expense	—	—	—	0.1
Net interest and other financing expenses	—	2.7	—	5.0
Gain on sale of discontinued operations (a)	—	(1,570.8)	—	(1,570.8)
(Loss) income before income taxes - discontinued operations	(2.6)	1,607.0	(4.9)	1,684.5
Income tax (benefit) expense (b)	(0.7)	412.6	(1.0)	435.2
(Loss) income from discontinued operations, net of tax	$(1.9)	$1,194.4	$(3.9)	$1,249.3

(a)The gain on sale recorded in the three months ended March 31, 2023 includes the release of Accumulated other comprehensive income of $30.7 million associated with the realization of cumulative translation losses attributed to the Global Products business.
(b)Income tax expense in the three and six months ended March 31, 2023 includes the tax effects of the gain on sale of $420.2 million comprised of current and deferred expense of $327.6 million and $92.6 million, respectively.

Post-closing arrangements

Valvoline sources substantially all lubricant and certain ancillary products for its stores through a long-term supply agreement with Global Products. Net revenues within the results of Global Products above include product sales to the Company's continuing operations prior to the closing of the Transaction, which were considered to be effectively settled and were not eliminated. These transactions totaled $34.6 million and $89.7 million for the three and six months ended March 31, 2023, respectively.

Valvoline also entered into a Transition Services Agreement with Global Products, effective March 1, 2023, to provide and receive services including information technology (“IT”), legal, finance, and human resources support. Transition services have lapsed periodically as business process transitions have occurred since the sale, and remaining services are generally expected to conclude within 18 months post-closing with limited IT transition services that may extend through early calendar year 2025. The income and costs associated with these services were not material during the three and six months ended March 31, 2024.

NOTE 3 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of March 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$360.0	$360.0	$—	$—	$—
Time deposits	2.3	—	2.3	—	—
Prepaid expenses and other current assets
Interest rate swap agreements	3.3	—	3.3	—	—
Other noncurrent assets
Non-qualified trust funds	1.8	—	—	—	1.8
Deferred compensation investments	21.6	21.6	—	—	—
Total assets at fair value	$389.0	$381.6	$5.6	$—	$1.8

Other noncurrent liabilities
Deferred compensation obligations	$21.8	$—	$—	$—	$21.8
Total liabilities at fair value	$21.8	$—	$—	$—	$21.8

	As of September 30, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.6	$0.6	$—	$—	$—
Time deposits	277.3	—	277.3	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	0.1	—	0.1	—	—
Interest rate swap agreements	7.8	—	7.8	—	—
Other noncurrent assets
Non-qualified trust funds	2.1	—	—	—	2.1
Deferred compensation investments	19.0	19.0	—	—	—
Total assets at fair value	$306.9	$19.6	$285.2	$—	$2.1

Accrued expenses and other liabilities
Currency derivatives (b)	$0.1	$—	$0.1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	20.8	—	—	—	20.8
Total liabilities at fair value	$20.9	$—	$0.1	$—	$20.8

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

U.S. treasury securities

The fair values of the Company’s U.S. treasury securities summarized below were determined utilizing quoted prices for identical securities from less active markets, which are considered Level 2 inputs within the fair value hierarchy. The U.S. treasury securities were fully matured as of March 31, 2024.

	September 30, 2023
(In millions)	Amortized cost	Gross unrealized losses	Fair value
Cash and cash equivalents
U.S. treasury securities (a)	$2.2	$—	$2.2
Short-term investments
U.S. treasury securities (b)	$347.5	$(0.5)	$347.0

(a)U.S. treasury securities with original maturity dates of three months or less.
(b)U.S. treasury securities with original maturities greater than three months and less than 12 months.

Debt

The fair values of the Company's outstanding fixed rate senior notes shown below are based on recent trading values, which are considered Level 2 inputs within the fair value hierarchy.

	March 31, 2024			September 30, 2023
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes (b)	$599.5	$594.9	$(5.1)	$589.8	$594.5	$(5.5)
2031 Notes	461.2	530.1	(4.9)	416.6	529.9	(5.2)
Total	$1,060.7	$1,125.0	$(10.0)	$1,006.4	$1,124.4	$(10.7)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.
(b)The 2030 Notes were reported in Current portion of long-term debt within the Condensed Consolidated Balance Sheet as of March 31, 2024 due to the execution of the Tender Offer in April 2024 as further described in Note 5.

Refer to Note 5 for details of these senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 4 - BUSINESS COMBINATIONS

The Company acquired fifteen service center stores in single and multi-store transactions for an aggregate purchase price of $21.3 million during the six months ended March 31, 2024. These acquisitions expand Valvoline's retail presence in key North American markets, increase the number of company-operated service center stores, and contribute to growing the retail footprint to 1,928 system-wide service center stores.

During the six months ended March 31, 2023, the Company acquired 13 service center stores in single and multi-store transactions for an aggregate purchase price of $18.9 million.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the six months ended March 31:

(In millions)	2024	2023
Inventories	$—	$0.3
Property, plant and equipment (a)	4.0	3.5
Operating lease assets	6.5	4.0
Goodwill (b)	20.3	15.1
Intangible assets (c)
Reacquired franchise rights (d)	—	2.3
Other	0.1	0.1
Other current liabilities (a)	(0.4)	(0.4)
Operating lease liabilities	—	(3.7)
Other noncurrent liabilities (a)	(9.2)	(2.3)
Total net assets acquired	$21.3	$18.9

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. During the six months ended March 31, 2024, finance lease assets acquired were $3.1 million and finance lease liabilities of $0.1 million and $3.0 million in other current and noncurrent liabilities, respectively. During the six months ended March 31, 2023, finance lease assets acquired were $2.4 million and finance lease liabilities of $0.1 million and $2.3 million in other current and noncurrent liabilities.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the six months ended March 31, 2024 and 2023 have weighted average amortization periods of five and nine years, respectively.
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

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	March 31 2024	September 30 2023
2031 Notes	$535.0	$535.0
2030 Notes	600.0	600.0
Term Loan	451.3	463.1
Revolver (a)	—	—
Debt issuance costs and discounts	(11.2)	(12.0)
Total debt	1,575.1	1,586.1
Current portion of long-term debt	623.8	23.8
Long-term debt	$951.3	$1,562.3

(a)As of March 31, 2024, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $471.8 million due to a reduction of $3.2 million for letters of credit outstanding.

2030 Notes

On March 14, 2024, the Company commenced a tender offer (the “Tender Offer”) to purchase its outstanding 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes”). The Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products.

On April 16, 2024, Valvoline completed the Tender Offer with 99.7% of the outstanding principal amount tendered by the holders of the 2030 Notes. The Company used cash and cash equivalents on hand, in addition to borrowing $175.0 million on the Revolver to facilitate the $598.3 million purchase of the 2030 Notes at par, plus accrued and unpaid interest, and cancelled the 2030 Notes accepted for purchase. The Company elected to redeem the remaining balance outstanding of $1.7 million on April 29, 2024 pursuant to the terms and conditions of the indenture governing the 2030 Notes. Valvoline expects to recognize a loss on extinguishment of the 2030 Notes of $5.1 million during the third quarter of fiscal 2024 due to the write-off of unamortized debt issuance costs and discounts. The 2030 Notes are reported in Current portion of long-term debt within the Condensed Consolidated Balance Sheet as of March 31, 2024.

As of March 31, 2024, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended March 31		Six months ended March 31

(In millions)	2024	2023	2024	2023
Income tax expense (benefit)	$14.0	$11.4	$25.9	$(8.7)
Effective tax rate percentage	24.4%	25.7%	25.1%	(17.0)%

The increase in income tax expense for the three months ended March 31, 2024 was principally driven by higher pre-tax earnings, while the reduction in the effective tax rate was primarily attributed to the favorable impact of discrete tax benefits. The increases in income tax expense and the effective tax rate for the six months ended March 31, 2024 were driven by more normalized activity in the current year period as compared to the prior year period which included the recognition of a $26.5 million income tax benefit for the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. This amendment also resulted in higher Net legacy and separation-related expenses of $24.4 million for the related increased indemnity obligation for the six months ended March 31, 2023.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement plan expense:

	Pension benefits		Other postretirement benefits

(In millions)	2024	2023	2024	2023
Three months ended March 31
Interest cost	$20.9	$20.6	$0.3	$0.4
Expected return on plan assets	(17.1)	(16.8)	—	—
Amortization of prior service credits	—	—	(0.5)	(0.6)
Net periodic benefit costs (income)	$3.8	$3.8	$(0.2)	$(0.2)

Six months ended March 31
Interest cost	$41.8	$41.2	$0.6	$0.8
Expected return on plan assets	(34.3)	(33.6)	—	—
Amortization of prior service credit	—	—	(1.1)	(1.1)
Actuarial gain	—	—	—	—
Net periodic benefit costs (income)	$7.5	$7.6	$(0.5)	$(0.3)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended March 31		Six months ended March 31

(In millions, except per share amounts)	2024	2023	2024	2023
Numerator
Income from continuing operations	$43.3	$32.9	$77.2	$59.9
(Loss) income from discontinued operations, net of tax	(1.9)	1,194.4	(3.9)	1,249.3
Net income	$41.4	$1,227.3	$73.3	$1,309.2

Denominator
Weighted average common shares outstanding	129.8	171.7	130.8	173.5
Effect of potentially dilutive securities (a)	0.9	1.0	0.9	1.0
Weighted average diluted shares outstanding	130.7	172.7	131.7	174.5

Basic earnings (loss) per share
Continuing operations	$0.33	$0.19	$0.59	$0.35
Discontinued operations	(0.01)	6.96	(0.03)	7.20
Basic earnings per share	$0.32	$7.15	$0.56	$7.55

Diluted earnings (loss) per share
Continuing operations	$0.33	$0.19	$0.59	$0.34
Discontinued operations	(0.01)	6.92	(0.03)	7.16
Diluted earnings per share	$0.32	$7.11	$0.56	$7.50

(a)There were 0.1 million and 0.3 million outstanding stock appreciation rights not included in the computation of diluted earnings per share in the three months ended March 31, 2024 and 2023, respectively, and 0.2 million in the six months ended March 31, 2024 and 2023 because the effect would have been antidilutive.

NOTE 10 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2024	September 30 2023	March 31 2023
Cash and cash equivalents - continuing operations	$494.5	$409.1	$2,334.5
Cash and cash equivalents - held for sale (a)	—	4.0	—
Total cash, cash equivalents and restricted cash	$494.5	$413.1	$2,334.5

(a)Former Global Products business whose operations were suspended during fiscal 2022, classified as held for sale and impaired as of September 30, 2023, and subsequently sold during the first quarter of fiscal 2024.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	March 31 2024	September 30 2023
Current
Trade	$94.3	$64.0
Notes receivable from franchisees	6.6	1.6
Other	9.1	16.3
Receivables, gross	110.0	81.9
Allowance for credit losses	(0.4)	(0.6)
Receivables, net	$109.6	$81.3

Non-current (a)
Notes receivable	$2.4	$2.3
Other	7.8	7.5
Noncurrent notes receivable, gross	10.2	9.8
Allowance for losses	(2.5)	(2.4)
Noncurrent notes receivable, net	$7.7	$7.4

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended March 31		Six months ended March 31

(In millions)	2024	2023	2024	2023
Net revenues transferred at a point in time	$370.1	$327.9	$726.0	$645.1
Franchised revenues transferred over time	18.6	16.6	36.1	32.2
Net revenues	$388.7	$344.5	$762.1	$677.3

The following table summarizes net revenues by category:

	Three months ended March 31		Six months ended March 31

(In millions)	2024	2023	2024	2023
Oil changes and related fees	$283.2	$254.9	$560.7	$502.1
Non-oil changes and related fees	86.8	72.9	165.0	142.7
Franchise fees and other (a)	18.7	16.7	36.4	32.5
Total	$388.7	$344.5	$762.1	$677.3

(a)Includes $0.2 million of net revenues associated with suspended operations for the six months ended March 31, 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q. Unless otherwise noted, disclosures within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relate solely to the Company's continuing operations.

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline Inc. is creating shareholder value by driving the full potential in its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 1,900 service center locations through its Valvoline Instant Oil ChangeSM and Great Canadian Oil Change retail locations and supports nearly 300 locations through its Express CareTM platform.

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

SECOND FISCAL QUARTER 2024 OVERVIEW

The following were the significant events for the second fiscal quarter of 2024, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 13% over the prior year period driven by system-wide same-store sales ("SSS") growth of 7.7% and the addition of 147 net new stores to the system from the prior year.

•Income from continuing operations grew 32% to $43.3 million for the three months ended March 31, 2024 compared to the prior year. This growth is attributable to strong gross profit expansion which was partially offset by increased investments in selling, general and administrative expenses. Diluted earnings per share from the continuing operations increased 74% to $0.33 in the three months ended March 31, 2024 compared to the prior year period driven by earnings expansion from operating results and share count reductions from repurchases, including benefits from the prior year execution of the share repurchase tender offer.

•Adjusted EBITDA increased 21% over the prior year period due to strong top-line growth driven by higher average ticket price from pricing actions, non-oil change service penetration and premiumization. Additionally, benefits from improved labor cost efficiency were partially offset by growth investments in selling, general and administrative expenses.

•The Company returned $40.4 million to its shareholders during the quarter through repurchases of 1.0 million shares of Valvoline common stock completing the 2022 Share Repurchase Authorization for $1.6 billion and successfully returning a substantial portion of the net proceeds from the sale of Global Products to shareholders.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended March 31:

	Three months ended March 31				Six months ended March 31
	2024		2023		2024		2023
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$388.7	100.0%	$344.5	100.0%	$762.1	100.0%	$677.3	100.0%
Gross profit	$146.2	37.6%	$126.7	36.8%	$281.0	36.9%	$245.5	36.2%
Net operating expenses	$69.8	18.0%	$65.5	19.0%	$141.8	18.6%	$155.0	22.9%
Operating income	$76.4	19.7%	$61.2	17.8%	$139.2	18.3%	$90.5	13.4%
Income from continuing operations	$43.3	11.1%	$32.9	9.6%	$77.2	10.1%	$59.9	8.8%

EBITDA (a)	$98.4	25.3%	$78.2	22.7%	$182.4	23.9%	$122.3	18.1%
Adjusted EBITDA (a)	$105.1	27.0%	$87.1	25.3%	$195.3	25.6%	$160.4	23.7%

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended March 31		Six months ended March 31

	2024	2023	2023	2023
System-wide store sales - in millions (a)	$746.1	$659.9	$1,469.0	$1,303.9
Year-over-year growth (a)	13.1%	18.5%	12.7%	17.7%

Same-store sales growth (b)
Company-operated	7.4%	14.2%	6.8%	13.5%
Franchised (a)	8.0%	12.9%	8.0%	12.0%
System-wide (a)	7.7%	13.5%	7.4%	12.7%

	Number of stores at end of period
	Second Quarter 2024	First Quarter 2024	Fourth Quarter 2023	Third Quarter 2023	Second Quarter 2023
Company-operated	919	895	876	854	832
Franchised (a)	1,009	995	976	950	949
Total system-wide stores (a)	1,928	1,890	1,852	1,804	1,781

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines SSS growth as sales by U.S. VIOC stores (company-operated, franchised, and the combination of these for system-wide SSS), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation.

Net revenues

Net revenues increased $44.2 million, or 12.8% for the three months ended March 31, 2024 compared to the prior year period. Store operations fueled top-line expansion with system-wide SSS increasing by 7.7% largely due to increased ticket from non-oil change service penetration with the balance from net pricing and premiumization. Transaction growth contributed modestly to system-wide SSS growth driven primarily by benefits from day mix. Additionally, revenue growth was bolstered by the addition of 147 net new stores through openings and acquisitions. The following reconciles the year-over-year change in net revenues:

Quarter changes in Net revenues
(In millions)
$344.5
17.2
17.4
5.6
4.0
$388.7
Q2 2023
Volume
Mix
Acquisitions
Price
Q2 2024

Net revenues increased $84.8 million, or 12.5% for the six months ended March 31, 2024 compared to the prior year period due to volume, mix and price improvements, as well as store expansion through net new openings and acquisitions. System-wide SSS grew 7.4% compared to the prior year with ticket contributing the majority of the benefits from non-oil change service penetration, premiumization, and pricing actions, in addition to increased transactions. The following reconciles the year-over-year change in year-to-date net revenues:

Year-to-date changes in Net revenues
(In millions)
$677.3
32.7
25.2
11.2
15.9
(0.2)
$762.1
Q2 2023 YTD
Volume
Mix
Acquisitions
Price
Suspended operations
Q2 2024 YTD

Gross profit

Gross profit increased $19.5 million, or 15.4%, for the three months ended March 31, 2024 compared to the prior year period. Profitability increased primarily due to mix improvements from non-oil change service penetration and premiumization. Additionally, strategic pricing actions coupled with cost efficiencies, particularly in labor and modest benefits from materials increased profitability and were partially offset by increased store operating expenses, including higher depreciation. The following reconciles the year-over-year change in gross profit:

Quarter changes in Gross profit
(In millions)
$126.7
1.1
14.6
0.4
3.4
$146.2
Q2 2023
Volume
Mix
Acquisitions
Price & Cost
Q2 2024

Gross profit margin improved in the three months ended March 31, 2024 compared to the prior year primarily due to labor efficiency resulting from strong schedule management.

Gross profit improved $35.5 million, or 14.5%, for the six months ended March 31, 2024 compared to the prior year period driven by increased average ticket from non-oil change service penetration and premiumization as well as pricing actions. Additionally, increased transactions and unit growth also provided benefits along with improved labor management. The following reconciles the year-over-year change in year-to-date gross profit:

Year-to-date changes in Gross profit
(In millions)
$245.5
8.7
17.7
0.9
8.4
(0.2)
$281.0
Q2 2023 YTD
Volume
Mix
Acquisitions
Price & Cost
Suspended operations
Q2 2024 YTD

The improvement in gross profit margin in the six months ended March 31, 2024 compared to the prior year was primarily due to pricing actions and labor efficiency which resulted in staff providing best-in-class customer experiences improving overall service mix. These benefits were partially offset by increased store operating expenses, including higher depreciation.

Net operating expenses

Details of the components of Net operating expenses are summarized below for the periods ended March 31:

	Three months ended March 31				Six months ended March 31
	2024		2023		2024		2023
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$72.3	18.6%	$62.6	18.2%	$146.8	19.3%	$128.6	19.0%
Net legacy and separation-related expenses	—	—%	3.8	1.1%	0.1	—%	29.2	4.3%
Other income, net	(2.5)	(0.6)%	(0.9)	(0.3)%	(5.1)	(0.7)%	(2.8)	(0.4)%
Net operating expenses	$69.8	18.0%	$65.5	19.0%	$141.8	18.6%	$155.0	22.9%

Selling, general and administrative expenses (“SG&A”) increased $9.7 million and $18.2 million for the three and six months ended March 31, 2024, respectively, compared to the prior year periods. These increases were principally driven by costs from implementing stand-alone information technology platforms, and increased investments in advertising to attract and retain customers and talent to support future growth. Additionally, higher travel expenses related to the Company’s annual meeting and store growth contributed to the increase in the six months ended March 31, 2024.

Net legacy and separation-related expenses decreased $3.8 million and $29.1 million for the three and six months ended March 31, 2024, respectively, compared to the prior year periods attributable to activities that did not recur. In the three and six months ended March 31, 2023, the expense was primarily associated with the modification of certain performance-based unvested stock awards as a result of the sale of Global Products as well as expense of $24.4 million to increase the indemnity obligation and reflect the utilization of certain legacy tax attributes associated with the amendment of the tax matters agreement with its former parent company during the six months ended March 31, 2023.

Other income, net increased $1.6 million and $2.3 million in the three and six months ended March 31, 2024, respectively, compared to the prior year periods, primarily due to higher rental income from subleasing properties in connection with the sale of Global Products partially offset by expense associated with an investment impairment of $1.0 million in the prior year period which did not recur.

Net pension and other postretirement plan expenses

Net pension and other postretirement plan expenses were flat in the three months ended March 31, 2024 and decreased $0.3 million in the six months ended March 31, 2024 compared to the prior year periods. The decrease was generally attributable to higher recurring expected returns on plan assets partially offset by higher interest costs of the rate environment as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $2.2 million and decreased $2.9 million during the three and six months ended March 31, 2024, respectively, compared to the prior year periods. While higher rates on outstanding borrowings increased expense during the periods, interest income on invested remaining net proceeds from the sale of Global Products drove benefits. These benefits more than offset the increased expense in the year-to-date period and were lower to partially offset increased expense in the quarter as the investments matured prior to executing the Tender Offer in April 2024.

Income tax provision

The following table summarizes income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended March 31		Six months ended March 31

(In millions)	2024	2023	2024	2023
Income tax expense (benefit)	$14.0	$11.4	$25.9	$(8.7)
Effective tax rate percentage	24.4%	25.7%	25.1%	(17.0)%

The increase in income tax expense for the three months ended March 31, 2024 was principally driven by higher pre-tax earnings, while the reduction in the effective tax rate was primarily attributed to the favorable impact of discrete tax benefits. The increases in income tax expense and the effective tax rate for the six months ended March 31, 2024 were driven by more normalized activity in the current year period as compared to the prior year period which included the recognition of a $26.5 million income tax benefit for the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. This amendment also resulted in higher Net legacy and separation-related expenses of $24.4 million for the related increased indemnity obligation for the six months ended March 31, 2023.

(Loss) income from discontinued operations, net of tax

The following summarizes (Loss) income from discontinued operations, net of tax for the current and prior year periods:

	Three months ended March 31		Six months ended March 31

(In millions)	2024	2023	2024	2023
(Loss) income from discontinued operations, net of tax	$(1.9)	$1,194.4	$(3.9)	$1,249.3

Earnings from discontinued operations declined $1.196 billion and $1.253 billion in the three and six months ended March 31, 2024, respectively, compared to the prior year periods primarily due to the recognition of a gain on the sale of the Global Products business in March 2023 resulting in costs associated with the separation of processes and systems and no longer reflecting operational results from the underlying business for the three and six months ended March 31, 2024.

Continuing operations adjusted net revenues

The following table reconciles Net revenues to Adjusted net revenues for the current and prior year periods:

	Three months ended March 31		Six months ended March 31
(In millions)	2024	2023	2024	2023
Reported net revenues	$388.7	$344.5	$762.1	$677.3
Key items:
Suspended operations (a)	—	—	—	(0.2)
Adjusted net revenues (b) (c)	$388.7	$344.5	$762.1	$677.1

(a)Represents the results of a former Global Products business where operations were suspended during fiscal 2022 that were not included in the sale.
(b)Adjusted net revenues are reported net revenues adjusted for key items.
(c)Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” for management’s definitions of the metrics presented above.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended March 31		Six months ended March 31
(In millions)	2024	2023	2024	2023
Income from continuing operations	$43.3	$32.9	$77.2	$59.9
Income tax expense (benefit)	14.0	11.4	25.9	(8.7)
Net interest and other financing expenses	15.5	13.3	29.1	32.0
Depreciation and amortization	25.6	20.6	50.2	39.1
EBITDA from continuing operations (a)	98.4	78.2	182.4	122.3
Net pension and other postretirement plan expenses (b)	3.6	3.6	7.0	7.3
Net legacy and separation-related expenses (c)	—	3.8	0.1	29.2
Information technology transition costs (d)	3.1	0.4	5.8	0.7
Investment and divestiture-related costs (e)	—	1.0	—	1.0
Suspended operations (f)	—	0.1	—	(0.1)
Adjusted EBITDA from continuing operations (a)	$105.1	$87.1	$195.3	$160.4

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

(c)
Activity associated with legacy businesses, including the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. During the six months ended March 31, 2023, the Company recognized $24.4 million of pre-tax expense to reflect its increased estimated indemnity obligation which also resulted in an income tax benefit of $26.5 million to reflect the release of valuations allowances in connection with the amendment of the Tax Matters Agreement with Valvoline’s former parent company.

(d)
Consists of expenses incurred related to the Company’s transition to a stand-alone enterprise resource planning software system during fiscal years 2023 and 2024, including data conversion, temporary support, training, and redundant expenses incurred from duplicative technology platforms during implementation. These expenses are reflective of incremental costs directly associated with technology transitions and data migration that are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.

(e)
Expense recognized to reduce the carrying value of an investment interest determined to be impaired. This cost is not considered to be reflective of the underlying performance of the Company’s ongoing continuing operations.

(f)
Represents the results of a former Global Products business where operations were suspended during fiscal 2022. This business was not included in the sale of the Global Products business in March 2023. It was classified as held for sale and impaired as of September 30, 2023, and subsequently sold during the first fiscal quarter of 2024. These results are not indicative of the operating performance of the Company’s ongoing continuing operations.

Adjusted EBITDA from continuing operations increased $18.0 million for the three months ended March 31, 2024 and increased $34.9 million in the six months ended March 31, 2024 compared to the prior year periods driven by strong revenue growth primarily due to higher average ticket from pricing actions, non-oil change service penetration, and premiumization. In addition, improved labor cost efficiency was partially offset by SG&A investments to support future growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2024	2023
Cash provided (used by):
Operating activities	$92.1	$173.5
Investing activities	$230.6	$(96.3)
Financing activities	$(237.6)	$(279.4)

Operating activities

The decrease in cash flows provided by operating activities of $81.4 million from the prior year was primarily driven by changes in net working capital. Unfavorable changes in payables and accruals of approximately $60 million were due to the establishment of the supply agreement and other separation-related matters with Global Products in the prior year. Additionally, a lengthened collection cycle during the current year due to billing delays in connection with the implementation of a new enterprise resource planning (“ERP”) system contributed approximately $25 million to the growth in working capital.

Investing activities

The decrease in cash flows used in investing activities of $326.9 million from the prior year was substantially driven by proceeds from the maturities of short-term investments of $350.0 million. This cash inflow was partially offset by a net outflow of $3.7 million for cash transferred in connection with selling a former Global Products business during the current year, in addition to loans extended to franchisees, net of repayments of $5.2 million, an increase in acquisition activity of $2.4 million, and increased capital expenditures of $7.8 million to support investments in store growth.

Financing activities

The decrease in cash flows used in financing activities of $41.8 million from the prior year was primarily due to returning $45.2 million less in cash to shareholders through share repurchases from utilizing the remaining authorization under the 2022 Share Repurchase Authorization during the second quarter of fiscal 2024 in addition to a $23.7 million decrease in cash inflows from net borrowing activity. This decreased use of cash from the prior year was partially offset by lower dividends paid of $21.8 million as the Company discontinued its dividend during the second quarter of fiscal 2023 following the sale of Global Products.

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

	Six months ended March 31
(In millions)	2024	2023
Cash flows provided by operating activities	$92.1	$173.5
Less: Maintenance capital expenditures	(13.6)	(9.7)
Discretionary free cash flow	78.5	163.8
Less: Growth capital expenditures	(73.6)	(69.7)
Free cash flow	$4.9	$94.1

The decrease in free cash flow from continuing operations over the prior year was driven by lower cash flow provided by operating activities in addition to increased capital expenditures during the current period. The increase in maintenance capital expenditures over the prior year period was driven by facility and equipment expenditures due to the growing store count. In addition, the higher growth capital expenditures over the prior year period primarily relate to new store construction. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Discontinued operations cash flows

The cash flows of the discontinued operation are reflected in the Condensed Consolidated Statements of Cash Flows and are summarized below for the six months ended March 31:

(In millions)	2024	2023
Cash (used in) provided by:
Operating activities	$(3.9)	$(63.4)
Investing activities	$—	$2,623.2
Financing activities	$—	$(108.1)

The declines in cash flows used in operating and financing activities and those provided from investing activities of the discontinued operation were due to the completion of the sale of Global Products in March 2023, where prior year cash flows were from conducting business within the former Global Products segment and the current year cash flows generally relate to the completion of the separation of the business processes and systems. During the prior year period, cash flows used in operating activities of the discontinued operation were largely driven by trade and other payables activity operating in an unfavorable working capital environment, in addition to transaction costs to support the sale of the Global Products business. Prior year discontinued operations cash flows provided by investing activities were due to the cash consideration received, net of cash transferred to Global Products entities, at the close of the sale of Global Products of $2.6 billion. The decrease in cash flows used in financing activities of discontinued operations was due to net repayments on borrowings during the prior year period, driven by the extinguishment of the $175 million Trade Receivables Facility.

Debt

Inclusive of the interest rate swap agreements, approximately 83% of Valvoline's outstanding borrowings at March 31, 2024 had fixed interest rates, with the remainder bearing variable rates. As of March 31, 2024, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $471.8 million under its Revolver, which was reduced to $296.8 million from borrowing $175.0 million to facilitate the purchase of the 2030 Notes in April 2024.

On March 14, 2024, the Company commenced the Tender Offer to purchase its outstanding 2030 Notes. The Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products.

On April 16, 2024, Valvoline completed the Tender Offer with 99.7% of the outstanding principal amount tendered by the holders of the 2030 Notes. The Company used cash and cash equivalents on hand, in addition to borrowing $175.0 million on the Revolver to facilitate the $598.3 million purchase of the 2030 Notes at par, plus accrued and unpaid interest, and cancelled the 2030 Notes accepted for purchase. The Company elected to redeem the remaining balance outstanding of $1.7 million on April 29, 2024 pursuant to the terms and conditions of the indenture governing the 2030 Notes. Valvoline expects to recognize a loss on extinguishment of the 2030 Notes of $5.1 million during the third quarter of fiscal 2024 due to the write-off of unamortized debt issuance costs and discounts. The 2030 Notes are reported in Current portion of long-term debt within the Condensed Consolidated Balance Sheet as of March 31, 2024.

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

During the six months ended March 31, 2024, the Company repurchased 6.3 million shares of its common stock for $211.5 million utilizing the remaining authorization available from the Board of Directors for the Company to repurchase up to $1.6 billion of its common stock announced on November 15, 2022 (the “2022 Share Repurchase Authorization”). As of March 31, 2024, the Company repurchased the full amount of its common stock under the 2022 Share Repurchase Authorization and no other share repurchase authorizations have been approved.

The share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first driving growth in the business, organically and through acquisitions and franchise development, and then returning excess cash to shareholders through share repurchases.

Summary

As of March 31, 2024, Valvoline had cash and cash equivalents of $494.5 million, total debt of $1,575.1 million, and total remaining borrowing capacity of $471.8 million, which decreased to $296.8 million subsequent to borrowing $175.0 million on the Revolver to facilitate the purchase of the 2030 Notes in April 2024. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Management believes that the Company has sufficient liquidity based on its current cash, cash equivalents, cash generated from business operations, and existing financing to meet its required pension and other postretirement plan contributions; debt servicing obligations, including the purchase of the 2030 Notes in connection with the Tender Offer; tax-related and other material cash and operating requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and the impacts on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the six months ended March 31, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to Valvoline’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Valvoline’s CEO and CFO, with the assistance of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), and based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting as described below.

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness, management implemented and enhanced certain manual controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Changes in Internal Control

During the three months ended March 31, 2024, Valvoline implemented a new ERP system to facilitate the separation from its former Global Products reportable segment that was sold in March 2023. This new ERP system will better accommodate the Company’s retail business model and support its continued growth. As a result of the ERP system implementation, Valvoline implemented new or modified certain pre-existing internal controls, processes and procedures. These modifications also concluded certain transition services between the Company and its former Global Products reportable segment, whereby certain stand-alone processes were implemented commensurate with the system go-live. Other than these changes and the ongoing remedial efforts described further below, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

In connection with the implementation of the new ERP system on January 1, 2024, a material weakness in internal control over financial reporting arose. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the Company’s January 2024 implementation of a new ERP system and its related impact on IT general controls. Specifically, the Company did not ensure adequate (a) system design for certain business processes, (b) segregation of duties reviews for a portion of time during the three-month period ended March 31, 2024, and (c) evidence to support the rigor of change management activities, sensitive access reviews, and design of user roles and application controls, including certain reports, automated jobs and interfaces.

The material weakness did not result in any identified misstatements to the condensed consolidated interim financial statements. However, if not timely remediated, the material weakness could impact maintaining effective systematic access, as well as the effectiveness of IT-dependent controls (such as automated controls and underlying information that supports the effectiveness of IT system-generated data and reports to address the risk of material misstatement).

Remedial Measures

Management has been actively developing and executing remedial plans following the ERP implementation. The remedial efforts are planned to be completed during the course of management’s annual assessment of the effectiveness of its internal control over financial reporting and include the following:

•Establishment of a plan to stabilize the ERP system for the classes of transactions with inadequate initial system design, including the continued execution of manual control activities to address the periods of time with systematic deficiencies;
•Enhancement of the design of provisioning and review of user access to confirm that such access, including privileged access and segregation of duties, was appropriate during the period following implementation, as validating user access and segregation of duties for appropriateness at quarter-end is substantially complete;
•Improvement of the consistency of manually reviewing the appropriateness of changes to the ERP environment for proper authorization, testing, and implementation until a change management tool can be implemented to centrally retain this evidence; and
•Completion of end-to-end business process walkthroughs to identify the points in the process for each significant class of transactions where risk of material misstatement exists to validate the design and operational effectiveness of responsive controls, including application controls, such as system configuration, reports, automated jobs and interfaces.

Management believes the foregoing efforts will effectively remediate the material weakness; however, remediation will not be considered complete until the relevant controls operate effectively for a sufficient period of time and this conclusion is reached through testing to validate effectiveness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may take additional measures to address control deficiencies or modify the remedial efforts and timeline described above.

The Company started the remediation process outlined above prior to March 31, 2024.

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

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

The Company’s recently implemented ERP system has adversely impacted Valvoline’s internal controls and working capital and could continue to negatively impact the business if remedial efforts are not timely and effective.

Valvoline relies upon its ERP application to assist in managing certain business processes and summarizing operational and financial results. Following the sale of the former Global Products reportable segment in fiscal 2023, and as part of Valvoline’s continued evolution to a standalone retail business, the Company has been in the process of separating certain business processes, information systems and applications that were previously shared to support both businesses. On January 1, 2024, Valvoline implemented a new ERP application intended to better accommodate the retail business model and support the Company’s continued growth.

A material weakness in internal control over financial reporting arose in connection with the Company’s implementation of the new ERP system and its related impact on IT general controls, which included deficiencies related to certain business processes that were not adequately designed at the time of system implementation. While the ERP system is intended to ultimately improve and enhance business processes, its implementation resulted in disruptions to maintaining an effective internal control environment and the timely processing of invoices and billings to franchisee, independent operator and fleet customers. Although the new ERP application is not currently utilized in the day-to-day operations of Valvoline’s retail stores and there have been no material impacts on its ability to serve customers to-date, the conversion to any new IT system exposes the Company to additional risks and possible continued disruptions, including the loss of information, unauthorized access and systematic changes, disruption to normal operations, and risks associated with integrations with other applications and processes.

Implementing the new ERP system has required, and the efforts associated with mitigation, remediation, and enhancements will continue to require, the investment of significant personnel and financial resources. Failure to adequately and timely address any known or potential issues to ensure the new ERP system operates as intended could result in unexpected incremental costs and diversion of management’s attention and resources, further interruptions or delays in processes and challenges with vendor and customer relationships, difficulty in achieving and maintaining effective internal controls and issuing timely and accurate financial results. Valvoline management has implemented a remedial plan, as described in Item 4, Evaluation of Disclosure Controls and Procedures, which is expected to be completed by the end of fiscal 2024. However, management cannot provide any assurance that such remedial measures, or any other remedial measures taken, will be effective and identify or address all inherent risks from implementing an ERP application. If this remediation fails or other material weaknesses arise, it may adversely affect operating results, the trading price of Valvoline’s common stock, internal control over financial reporting, or the ability to effectively manage the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased approximately 1 million shares of its common stock during the three months ended March 31, 2024, utilizing the $40.4 million remaining on the 2022 Share Repurchase Authorization. Share repurchase activity during the three months ended March 31, 2024 follows:

Monthly period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2024 - January 31, 2024	—		—	$40.4
February 1, 2024 - February 29, 2024	849,511	$40.55	849,511	$5.9
March 1, 2024 - March 31, 2024	136,557	$43.51	136,557	$—
Total	986,068	$40.96	986,068

ITEM 6.  EXHIBITS

31.1*	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

May 10, 2024	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer