Form 10-Q
period 2024-06-30
VALVOLINE INC
filed 2024-08-07
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At August 2, 2024, there were 128,866,347 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2024	2023	2024	2023
Net revenues	$421.4	$376.2	$1,183.5	$1,053.5
Cost of sales	253.9	225.5	735.0	657.3
Gross profit	167.5	150.7	448.5	396.2

Selling, general and administrative expenses	77.2	65.6	224.0	194.2
Net legacy and separation-related expenses	0.1	1.6	0.2	30.8
Other income, net	(3.2)	(3.0)	(8.3)	(5.8)
Operating income	93.4	86.5	232.6	177.0
Net pension and other postretirement plan expenses	3.4	3.7	10.4	11.0
Net interest and other financing expenses (income)	24.8	(4.6)	53.9	27.4
Income before income taxes	65.2	87.4	168.3	138.6
Income tax expense	17.0	22.9	42.9	14.2
Income from continuing operations	48.2	64.5	125.4	124.4
(Loss) income from discontinued operations, net of tax	(2.3)	(2.9)	(6.2)	1,246.4
Net income	$45.9	$61.6	$119.2	$1,370.8

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.37	$0.40	$0.96	$0.74
Discontinued operations	(0.02)	(0.02)	(0.05)	7.35
Basic earnings per share	$0.35	$0.38	$0.91	$8.09

Diluted earnings (loss) per share
Continuing operations	$0.37	$0.40	$0.96	$0.73
Discontinued operations	(0.02)	(0.02)	(0.05)	7.31
Diluted earnings per share	$0.35	$0.38	$0.91	$8.04

Weighted average common shares outstanding
Basic	129.4	161.5	130.3	169.5
Diluted	130.2	162.5	131.2	170.6

Comprehensive income
Net income	$45.9	$61.6	$119.2	$1,370.8
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(1.2)	1.0	2.9	45.5
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.4)	(1.3)	(1.3)
Unrealized loss on cash flow hedges	(1.5)	(1.5)	(4.8)	(5.9)
Other comprehensive (loss) income	(3.1)	(0.9)	(3.2)	38.3
Comprehensive income	$42.8	$60.7	$116.0	$1,409.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2024	September 30 2023
Assets
Current assets
Cash and cash equivalents	$65.7	$409.1
Receivables, net	97.5	81.3
Inventories, net	40.2	33.3
Prepaid expenses and other current assets	53.0	65.5
Short-term investments	—	347.5
Total current assets	256.4	936.7
Noncurrent assets
Property, plant and equipment, net	927.2	818.3
Operating lease assets	289.3	266.5
Goodwill and intangibles, net	693.7	680.6
Other noncurrent assets	209.0	187.8
Total noncurrent assets	2,119.2	1,953.2
Total assets	$2,375.6	$2,889.9

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	107.7	118.7
Accrued expenses and other liabilities	219.9	215.9
Current liabilities held for sale	—	3.9
Total current liabilities	351.4	362.3
Noncurrent liabilities
Long-term debt	1,125.7	1,562.3
Employee benefit obligations	167.8	168.0
Operating lease liabilities	270.3	247.3
Other noncurrent liabilities	353.9	346.8
Total noncurrent liabilities	1,917.7	2,324.4
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 128.9 and 134.8 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	1.3	1.3
Paid-in capital	48.9	48.0
Retained earnings	46.3	140.7
Accumulated other comprehensive income	10.0	13.2
Stockholders' equity	106.5	203.2
Total liabilities and stockholders’ equity	$2,375.6	$2,889.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2024	2023
Cash flows from operating activities
Net income	$119.2	$1,370.8
Adjustments to reconcile net income to cash flows from operating activities:
Loss (income) from discontinued operations	6.2	(1,246.4)
Loss on extinguishment of debt	5.1	—
Depreciation and amortization	77.1	60.7
Deferred income taxes	—	(26.6)
Stock-based compensation expense	9.4	8.8
Other, net	1.6	2.1
Change in operating assets and liabilities
Receivables	(14.5)	(3.5)
Inventories	(8.0)	(3.3)
Payables and accrued liabilities	(7.6)	76.4
Other assets and liabilities	(18.5)	10.9
Operating cash flows from continuing operations	170.0	249.9
Operating cash flows from discontinued operations	(6.2)	(298.3)
Total cash provided by (used in) operating activities	163.8	(48.4)
Cash flows from investing activities
Additions to property, plant and equipment	(153.0)	(125.9)
Acquisitions of businesses	(27.9)	(27.8)
Proceeds from (purchases of) investments, net	348.0	(440.4)
Other investing activities, net	(5.7)	(0.8)
Investing cash flows from continuing operations	161.4	(594.9)
Investing cash flows from discontinued operations	—	2,621.0
Total cash provided by investing activities	161.4	2,026.1
Cash flows from financing activities
Proceeds from borrowings	200.0	920.9
Repayments on borrowings	(642.8)	(915.0)
Repurchases of common stock	(212.2)	(1,395.5)
Cash dividends paid	—	(21.8)
Other financing activities	(17.4)	(16.0)
Financing cash flows from continuing operations	(672.4)	(1,427.4)
Financing cash flows from discontinued operations	—	(108.1)
Total cash used in financing activities	(672.4)	(1,535.5)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.6
(Decrease) increase in cash, cash equivalents and restricted cash	(347.1)	442.8
Cash, cash equivalents and restricted cash - beginning of period	413.1	83.9
Cash, cash equivalents and restricted cash - end of period	$66.0	$526.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Nine months ended June 30, 2024
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2
Net income	—	—	—	31.9	—	31.9
Stock-based compensation, net of issuances	0.2	—	(1.7)	—	—	(1.7)
Repurchases of common stock	(5.4)	—	—	(172.8)	—	(172.8)
Other comprehensive income, net of tax	—	—	—	—	4.2	4.2
Balance at December 31, 2023	129.6	$1.3	$46.3	$(0.2)	$17.4	$64.8
Net income	—	—	—	41.4	—	41.4
Stock-based compensation, net of issuances	0.2	—	(1.0)	—	—	(1.0)
Repurchases of common stock	(1.0)	—	—	(40.8)	—	(40.8)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Balance at March 31, 2024	128.8	$1.3	$45.3	$0.4	$13.1	$60.1
Net income	—	—	—	45.9	—	45.9
Stock-based compensation, net of issuances	0.1	—	3.6	—	—	3.6
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)
Balance at June 30, 2024	128.9	$1.3	$48.9	$46.3	$10.0	$106.5

	Nine months ended June 30, 2023
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Totals
	Shares	Amount
Balance at September 30, 2022	176.1	$1.8	$44.1	$282.0	$(21.3)	$306.6
Net income	—	—	—	81.9	—	81.9
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.3	—	(3.4)	—	—	(3.4)
Repurchases of common stock	(2.9)	(0.1)	—	(87.4)	—	(87.5)
Other comprehensive income, net of tax	—	—	—	—	13.5	13.5
Balance at December 31, 2022	173.5	$1.7	$40.8	$254.6	$(7.8)	$289.3
Net income	—	—	—	1,227.3	—	1,227.3
Stock-based compensation, net of issuances	0.1	—	1.8	—	—	1.8
Repurchases of common stock	(4.9)	—	—	(171.7)	—	(171.7)
Other comprehensive income, net of tax	—	—	—	—	25.7	25.7
Balance at March 31, 2023	168.7	$1.7	$42.6	$1,310.2	$17.9	$1,372.4
Net income	—	—	—	61.6	—	61.6
Stock-based compensation, net of issuances	0.1	—	2.2	—	—	2.2
Repurchases of common stock	(30.1)	(0.3)	—	(1,149.6)	—	(1,149.9)
Other comprehensive income, net of tax	—	—	—	—	(0.9)	(0.9)
Balance at June 30, 2023	138.7	$1.4	$44.8	$222.2	$17.0	$285.4

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

The following table summarizes Income from discontinued operations within the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended June 30		Nine months ended June 30
(In millions)	2024	2023	2024	2023
Net revenues	$—	$—	$—	$1,174.4
Cost of sales	—	—	—	924.2
Gross profit	—	—	—	250.2
Selling, general and administrative expenses	—	—	—	125.0
Net legacy and separation-related expenses	4.3	5.6	9.2	26.2
Equity and other income, net	—	—	—	(14.2)
Operating (loss) income from discontinued operations	(4.3)	(5.6)	(9.2)	113.2
Net pension and other postretirement plan expense	—	—	—	0.1
Net interest and other financing (income) expenses	—	(0.7)	—	4.3
Gain on sale of discontinued operations (a)	—	(0.8)	—	(1,571.6)
(Loss) income before income taxes - discontinued operations	(4.3)	(4.1)	(9.2)	1,680.4
Income tax (benefit) expense (b)	(2.0)	(1.2)	(3.0)	434.0
(Loss) income from discontinued operations, net of tax	$(2.3)	$(2.9)	$(6.2)	$1,246.4

(a)The gain on sale recorded in the nine months ended June 30, 2023 includes the release of Accumulated other comprehensive income of $30.7 million associated with the realization of cumulative translation losses attributed to the Global Products business.
(b)During the three and nine months ended June 30, 2024 Valvoline recognized an adjustment to reduce the tax on the gain on sale of $0.9 million. The prior year periods include $0.2 million and $420.4 million of expense for the three and nine months ended June 30, 2023, respectively. The total tax expense on the gain on sale recognized to-date is $423.4 million.

Post-closing arrangements

Valvoline sources substantially all lubricant and certain ancillary products for its stores through a long-term supply agreement with Global Products. Net revenues within the results of Global Products above include product sales to the Company's continuing operations prior to the closing of the Transaction, which were considered to be effectively settled and were not eliminated. These transactions totaled $89.7 million for the nine months ended June 30, 2023.

Valvoline also entered into a Transition Services Agreement with Global Products, effective March 1, 2023, to provide and receive services including information technology (“IT”), legal, finance, and human resources support. Transition services have lapsed periodically as business process transitions have occurred since the sale, and remaining services are generally expected to conclude within 18 months post-closing with limited IT transition services that may extend through early calendar year 2025. The income and costs associated with these services were not material during the three and nine months ended June 30, 2024.

NOTE 3 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of June 30, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.4	—	2.4	—	—
Prepaid expenses and other current assets
Interest rate swap agreements	1.2	—	1.2	—	—
Other noncurrent assets
Non-qualified trust funds	1.1	—	—	—	1.1
Deferred compensation investments	21.9	21.9	—	—	—
Total assets at fair value	$26.9	$22.2	$3.6	$—	$1.1

Other noncurrent liabilities
Deferred compensation obligations	$21.1	$—	$—	$—	$21.1
Total liabilities at fair value	$21.1	$—	$—	$—	$21.1

	As of September 30, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.6	$0.6	$—	$—	$—
Time deposits	277.3	—	277.3	—	—
Prepaid expenses and other current assets
Currency derivatives (b)	0.1	—	0.1	—	—
Interest rate swap agreements	7.8	—	7.8	—	—
Other noncurrent assets
Non-qualified trust funds	2.1	—	—	—	2.1
Deferred compensation investments	19.0	19.0	—	—	—
Total assets at fair value	$306.9	$19.6	$285.2	$—	$2.1

Accrued expenses and other liabilities
Currency derivatives (b)	$0.1	$—	$0.1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	20.8	—	—	—	20.8
Total liabilities at fair value	$20.9	$—	$0.1	$—	$20.8

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

	June 30, 2024			September 30, 2023
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes (b)	$—	$—	$—	$589.8	$594.5	$(5.5)
2031 Notes	461.5	535.0	(4.7)	416.6	529.9	(5.2)
Total	$461.5	$535.0	$(4.7)	$1,006.4	$1,124.4	$(10.7)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.
(b)The Company completed a tender offer to purchase the outstanding 2030 Notes in April 2024 as further described in Note 5.

Refer to Note 5 for details of these senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 4 - BUSINESS COMBINATIONS

The Company acquired 21 service center stores in single and multi-store transactions for an aggregate purchase price of $28.2 million during the nine months ended June 30, 2024. These acquisitions expand Valvoline's retail presence in key North American markets, increase the number of company-operated service center stores, and contribute to growing the retail footprint to 1,961 system-wide service center stores.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2024	2023
Inventories	$—	$0.4
Property, plant and equipment (a)	4.8	5.9
Operating lease assets	8.6	6.1
Goodwill (b)	26.3	21.1
Intangible assets (c)
Reacquired franchise rights (d)	—	4.0
Other	0.2	0.2
Other current liabilities (a)	(0.1)	(0.6)
Operating lease liabilities	(8.6)	(5.7)
Other noncurrent liabilities (a)	(3.0)	(3.6)
Total net assets acquired	$28.2	$27.8
Non-cash consideration	(0.3)	—
Total cash consideration transferred	$27.9	$27.8

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. During the nine months ended June 30, 2024, finance lease assets acquired were $3.1 million and finance lease liabilities of $0.1 million and $3.0 million in other current and noncurrent liabilities, respectively. During the nine months ended June 30, 2023, finance lease assets acquired were $3.8 million and finance lease liabilities of $0.2 million and $3.6 million in other current and noncurrent liabilities.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the nine months ended June 30, 2024 and 2023 have weighted average amortization periods of five and nine years, respectively.
(d)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately nine years for the rights reacquired in fiscal 2023. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. There have been no franchise rights reacquired during fiscal 2024.

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

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2024	September 30 2023
2031 Notes	$535.0	$535.0
2030 Notes	—	600.0
Term Loan	445.3	463.1
Revolver (a)	175.0	—
Debt issuance costs and discounts	(5.8)	(12.0)
Total debt	1,149.5	1,586.1
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,125.7	$1,562.3

(a)As of June 30, 2024, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $296.8 million due to a reduction of $175.0 million from borrowings and $3.2 million for letters of credit outstanding.

2030 Notes

On April 16, 2024, Valvoline completed a tender offer (the “Debt Tender Offer”) to purchase its outstanding 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes”). The Debt Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products and Valvoline’s use of the related net proceeds. The Company used cash and cash equivalents on hand, in addition to borrowing $175.0 million on the Revolver to facilitate the $598.3 million, or 99.7% of the outstanding principal amount, purchase of the 2030 Notes at par, plus accrued and unpaid interest, and cancelled the 2030 Notes accepted for purchase. The Company elected to redeem the remaining balance outstanding of $1.7 million on April 29, 2024 pursuant to the terms and conditions of the indenture governing the 2030 Notes. During the three and nine months ended June 30, 2024, Valvoline recognized a loss on extinguishment of $5.1 million on the 2030 Notes due to the write-off of unamortized debt issuance costs and discounts.

As of June 30, 2024, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended June 30		Nine months ended June 30

(In millions)	2024	2023	2024	2023
Income tax expense	$17.0	$22.9	$42.9	$14.2
Effective tax rate percentage	26.1%	26.2%	25.5%	10.2%

The decrease in income tax expense for the three months ended June 30, 2024 is primarily attributed to lower pre-tax income in the current year. The increases in income tax expense and the effective tax rate for the nine months ended June 30, 2024 were driven by more normalized activity in the current year period as compared to the prior year period which included the recognition of a $26.5 million income tax benefit for the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. This amendment also resulted in higher Net legacy and separation-related expenses of $24.4 million for the related increased indemnity obligation for the nine months ended June 30, 2023.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement plan expense:

	Pension benefits		Other postretirement benefits

(In millions)	2024	2023	2024	2023
Three months ended June 30
Interest cost	$20.7	$20.6	$0.3	$0.4
Expected return on plan assets	(17.2)	(16.8)	—	—
Amortization of prior service credits	0.1	0.1	(0.5)	(0.6)
Net periodic benefit costs (income)	$3.6	$3.9	$(0.2)	$(0.2)

Nine months ended June 30
Interest cost	$62.5	$61.8	$0.9	$1.2
Expected return on plan assets	(51.5)	(50.4)	—	—
Amortization of prior service credit	0.1	0.1	(1.6)	(1.7)
Net periodic benefit costs (income)	$11.1	$11.5	$(0.7)	$(0.5)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended June 30		Nine months ended June 30

(In millions, except per share amounts)	2024	2023	2024	2023
Numerator
Income from continuing operations	$48.2	$64.5	$125.4	$124.4
(Loss) income from discontinued operations, net of tax	(2.3)	(2.9)	(6.2)	1,246.4
Net income	$45.9	$61.6	$119.2	$1,370.8

Denominator
Weighted average common shares outstanding	129.4	161.5	130.3	169.5
Effect of potentially dilutive securities (a)	0.8	1.0	0.9	1.1
Weighted average diluted shares outstanding	130.2	162.5	131.2	170.6

Basic earnings (loss) per share
Continuing operations	$0.37	$0.40	$0.96	$0.74
Discontinued operations	(0.02)	(0.02)	(0.05)	7.35
Basic earnings per share	$0.35	$0.38	$0.91	$8.09

Diluted earnings (loss) per share
Continuing operations	$0.37	$0.40	$0.96	$0.73
Discontinued operations	(0.02)	(0.02)	(0.05)	7.31
Diluted earnings per share	$0.35	$0.38	$0.91	$8.04

(a)There were 0.1 million outstanding stock appreciation rights not included in the computation of diluted earnings per share in both the three months ended June 30, 2024 and 2023, and 0.1 million and 0.2 million in the nine months ended June 30, 2024 and 2023, respectively, because the effect would have been antidilutive.

NOTE 10 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2024	September 30 2023	June 30 2023
Cash and cash equivalents - continuing operations	$65.7	$409.1	$526.7
Cash and cash equivalents - held for sale (a)	—	4.0	—
Restricted cash - continuing operations (b)	0.3	—	—
Total cash, cash equivalents and restricted cash	$66.0	$413.1	$526.7

(a)Former Global Products business whose operations were suspended during fiscal 2022, classified as held for sale and impaired as of September 30, 2023, and subsequently sold during the first quarter of fiscal 2024.
(b)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	June 30 2024	September 30 2023
Current
Trade	$85.4	$64.0
Notes receivable from franchisees	3.7	1.6
Other	8.9	16.3
Receivables, gross	98.0	81.9
Allowance for credit losses	(0.5)	(0.6)
Receivables, net	$97.5	$81.3

Non-current (a)
Notes receivable	$2.4	$2.3
Other	7.1	7.5
Noncurrent notes receivable, gross	9.5	9.8
Allowance for losses	(2.5)	(2.4)
Noncurrent notes receivable, net	$7.0	$7.4

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended June 30		Nine months ended June 30

(In millions)	2024	2023	2024	2023
Net revenues transferred at a point in time	$401.7	$358.3	$1,127.7	$1,003.4
Franchised revenues transferred over time	19.7	17.9	55.8	50.1
Net revenues	$421.4	$376.2	$1,183.5	$1,053.5

The following table summarizes net revenues by category:

	Three months ended June 30		Nine months ended June 30

(In millions)	2024	2023	2024	2023
Oil changes and related fees	$307.9	$280.7	$868.6	$782.8
Non-oil changes and related fees	93.6	77.2	258.6	219.9
Franchise fees and other (a)	19.9	18.3	56.3	50.8
Total	$421.4	$376.2	$1,183.5	$1,053.5

(a)Includes $0.2 million of net revenues associated with suspended operations for the nine months ended June 30, 2023.

NOTE 11 – SUBSEQUENT EVENTS

Disposition

During July 2024, the Company entered into an agreement and completed the sale of 17 company-owned service center stores to a franchisee. The Company will derecognize the related net assets and expects to recognize a gain on sale in the fourth quarter of fiscal 2024 to reflect the completion of this transaction.

Acquisitions

From July 1, 2024 through August 7, 2024, Valvoline acquired 12 service center stores for an aggregate purchase price of $18.7 million. These transactions included five former franchise service center stores in Texas acquired from TL2 Services, LLC on July 31, 2024 and seven service center stores in a multi-store transaction. These acquisitions provide an opportunity to expand Valvoline’s store locations in key markets and contribute to company-owned service center store growth.

Share repurchase authorization

During July 2024, Valvoline’s Board of Directors (the “Board”) approved a share repurchase authorization of $400.0 million, which has no expiration date (the “2024 Share Repurchase Authorization”). The timing and amount of any repurchases of common stock will be solely at the discretion of the Company and is subject to general business and market conditions, as well as other factors. The Board approved the 2024 Share Repurchase Authorization as part of the Company’s broader capital allocation framework to deliver value to shareholders.

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

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance. Valvoline Inc. is creating shareholder value by driving the full potential in its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises approximately 2,000 service center locations through its Valvoline Instant Oil ChangeSM and Great Canadian Oil Change retail locations and supports nearly 300 locations through its Express CareTM platform.

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

THIRD FISCAL QUARTER 2024 OVERVIEW

The following were the significant events for the third fiscal quarter of 2024, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 12% over the prior year period driven by system-wide same-store sales ("SSS") growth of 6.5% and the addition of 157 net new stores to the system from the prior year.

•Income from continuing operations declined 25% to $48.2 million for the three months ended June 30, 2024 compared to the prior year period. This reduction was primarily due to higher interest expense as prior year income earned on invested net proceeds from the sale of Global Products did not recur, in addition to increased expense related to the repurchase of the 2030 Notes in the current year. This increased interest expense drove lower pre-tax earnings and a lower income tax provision that coupled with improved operating income from gross profit expansion which was moderated by investments in selling, general and administrative expenses to partially offset the impacts of higher interest expense.

•Diluted earnings per share from continuing operations decreased 8% for the three months ended June 30, 2024 compared to the prior year period driven by unfavorable changes in interest expense, which were partially offset by benefits from the lower current year share count and increased operating income.

•Adjusted EBITDA increased 12% over the prior year period due to top-line growth driven by higher ticket from non-oil change service penetration and increased premiumization as well as modest benefits from cost management. These benefits were partially offset by growth investments in selling, general and administrative expenses.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2024		2023		2024		2023
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$421.4	100.0%	$376.2	100.0%	$1,183.5	100.0%	$1,053.5	100.0%
Gross profit	$167.5	39.7%	$150.7	40.1%	$448.5	37.9%	$396.2	37.6%
Net operating expenses	$74.1	17.6%	$64.2	17.1%	$215.9	18.2%	$219.2	20.8%
Operating income	$93.4	22.2%	$86.5	23.0%	$232.6	19.7%	$177.0	16.8%
Income from continuing operations	$48.2	11.4%	$64.5	17.1%	$125.4	10.6%	$124.4	11.8%

EBITDA (a)	$116.9	27.7%	$104.4	27.8%	$299.3	25.3%	$226.7	21.5%
Adjusted EBITDA (a)	$123.2	29.2%	$110.4	29.3%	$318.5	26.9%	$270.8	25.7%

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended June 30		Nine months ended June 30

	2024	2023	2024	2023
System-wide store sales - in millions (a)	$808.5	$719.6	$2,277.5	$2,023.5
Year-over-year growth (a)	12.4%	17.9%	12.6%	17.8%

Same-store sales growth (b)
Company-operated	6.7%	12.1%	6.8%	13.0%
Franchised (a)	6.4%	12.8%	7.4%	12.3%
System-wide (a)	6.5%	12.5%	7.1%	12.6%

	Number of stores at end of period
	Third Quarter 2024	Second Quarter 2024	First Quarter 2024	Fourth Quarter 2023	Third Quarter 2023
Company-operated	937	919	895	876	854
Franchised (a)	1,024	1,009	995	976	950
Total system-wide stores (a)	1,961	1,928	1,890	1,852	1,804

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines SSS growth as sales by U.S. VIOC stores (company-operated, franchised, and the combination of these for system-wide SSS), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation.

Net revenues

Net revenues increased $45.2 million, or 12.0% for the three months ended June 30, 2024 compared to the prior year period. System-wide SSS grew 6.5% over the prior year primarily from increased ticket as a result of continued non-oil change service penetration, increased premiumization, and net pricing benefits, while transaction growth drove modest improvements. Additionally, net revenue growth also benefited from the addition of 157 net new stores over the prior year. The following reconciles the year-over-year change in net revenues:

Quarter changes in Net revenues
(In millions)
$376.2
20.4
15.8
6.1
3.1
(0.2)
$421.4
Q3 2023
Volume
Mix
Acquisitions
Price
Currency exchange
Q3 2024

Net revenues increased $130.0 million, or 12.3% for the nine months ended June 30, 2024 compared to the prior year period largely due to volume, mix, and pricing improvements. System-wide SSS grew 7.1% compared to the prior year with ticket contributing the majority of the benefits from non-oil change service penetration, pricing, and premiumization, while transaction growth drove the remaining improvements. The following reconciles the year-over-year change in year-to-date net revenues:

Year-to-date changes in Net revenues
(In millions)
$1,053.5
53.1
41.0
17.3
19.0
(0.2)
(0.2)
$1,183.5
Q3 2023 YTD
Volume
Mix
Acquisitions
Price
Currency exchange
Suspended operations
Q3 2024 YTD

Gross profit

Gross profit increased $16.8 million, or 11.1%, for the three months ended June 30, 2024 compared to the prior year period. Profitability rose largely due to mix improvements from non-oil change service penetration and premiumization, in addition to volume expansion from store growth. Modest cost efficiencies from materials also increased profitability and were partially offset by higher store operating expenses, including higher depreciation. The following reconciles the year-over-year change in gross profit:

Quarter changes in Gross profit
(In millions)
$150.7
7.4
10.3
1.0
(1.8)
(0.1)
$167.5
Q3 2023
Volume
Mix
Acquisitions
Price & Cost
Currency exchange
Q3 2024

Gross profit margin declined modestly in the three months ended June 30, 2024 compared to the prior year period primarily due to increased store operating expenses, including higher depreciation from unit growth, as well as more consistent franchise incentives throughout fiscal 2024 where the prior year period benefited from timing of these offerings. This margin deleverage was partially offset by benefits from service mix and cost efficiencies in materials.

Gross profit improved $52.3 million, or 13.2%, for the nine months ended June 30, 2024 compared to the prior year period driven by increased ticket from continued non-oil change service penetration, strategic pricing actions, and premiumization. Additionally, increased transactions from store and customer base growth, as well as improved labor management, also provided benefits. The following reconciles the year-over-year change in year-to-date gross profit:

Year-to-date changes in Gross profit
(In millions)
$396.2
16.1
28.0
1.9
6.6
(0.1)
(0.2)
$448.5
Q3 2023 YTD
Volume
Mix
Acquisitions
Price & Cost
Currency exchange
Suspended operations
Q3 2024 YTD

Gross profit margin improved modestly in the nine months ended June 30, 2024 compared to the prior year and was primarily due to labor efficiency from effective management which resulted in best-in-class service delivery that also improved overall service mix. These benefits were partially offset by increased store operating expenses, including depreciation.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2024		2023		2024		2023
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$77.2	18.3%	$65.6	17.5%	$224.0	18.9%	$194.2	18.4%
Net legacy and separation-related expenses	0.1	—%	1.6	0.4%	0.2	—%	30.8	2.9%
Other income, net	(3.2)	(0.7)%	(3.0)	(0.8)%	(8.3)	(0.7)%	(5.8)	(0.5)%
Net operating expenses	$74.1	17.6%	$64.2	17.1%	$215.9	18.2%	$219.2	20.8%

Selling, general and administrative (“SG&A”) expenses increased $11.6 million and $29.8 million for the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. Higher SG&A expenses support investments in growth, including the stand-alone retail business, and its increasing size and scale, following the sale of Global Products in fiscal 2023. Specifically, investments in implementing stand-alone information technology platforms and advertising drove higher costs that included license fees, outside services and implementation costs, which combined to increase expense by $9.6 million and $22.5 million in the three and nine months ended June 30, 2024, respectively.

Net legacy and separation-related expenses decreased $1.5 million and $30.6 million for the three and nine months ended June 30, 2024, respectively, compared to the prior year periods as a result of expenses that generally did not recur. During the nine months ended June 30, 2023, $24.4 million of expense was recognized due to the amendment of the tax matters agreement with Valvoline’s former parent company that resulted in an increased indemnity obligation for the utilization of certain legacy tax attributes. Additionally, expense was recognized in the prior year-to-date period associated with the modification of certain performance-based unvested stock awards for the continuing operation in connection with the sale of Global Products.

Other income, net increased $0.2 million and $2.5 million in the three and nine months ended June 30, 2024 compared to the prior year period. This increase in the nine months ended June 30, 2024 was largely attributed to the entire current year-to-date period including rental income from subleasing properties in connection with the sale of Global Products compared to a partial year following the sale of this business in the prior year. Additionally, expense associated with an investment impairment of $1.0 million in the prior year-to-date period did not recur.

During the fourth quarter of fiscal 2024, the Company expects to recognize a gain to reflect the completion of the sale of 17 company-owned service center stores to a franchisee during July 2024. This refranchising transaction provides an opportunity to accelerate network growth in a capital efficient manner.

Net pension and other postretirement plan expenses

Net pension and other postretirement plan expenses decreased $0.3 million and $0.6 million in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. The decrease was generally attributable to higher recurring expected returns on plan assets partially offset by higher interest costs of the rate environment as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $29.4 million and $26.5 million for the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. Increased interest expense in the current year is largely attributed to lower interest income of $23.0 million and $17.3 million in the three and nine months ended June 30, 2024, respectively, as a result of maturities of invested net proceeds from the sale of Global Products, which began in late fiscal 2023 and completely matured in the second quarter of fiscal 2024. Additionally, debt modification charges and related fees were higher in the three and nine months ended June 30, 2024 by $7.2 million and $6.3 million, respectively, due to the current year repurchase of the 2030 Notes that resulted in the write-off of previously capitalized debt issuance costs and discounts, as well as third-party fees incurred in connection with the execution of the Debt Tender Offer, which were higher than those recognized in the prior year modification of the Senior Credit Agreement.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30

(In millions)	2024	2023	2024	2023
Income tax expense	$17.0	$22.9	$42.9	$14.2
Effective tax rate percentage	26.1%	26.2%	25.5%	10.2%

The decrease in income tax expense for the three months ended June 30, 2024 is primarily attributed to lower pre-tax income in the current year. The increases in income tax expense and the effective tax rate for the nine months ended June 30, 2024 were driven by more normalized activity in the current year period as compared to the prior year period which included the recognition of a $26.5 million income tax benefit for the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. This amendment also resulted in higher Net legacy and separation-related expenses of $24.4 million for the related increased indemnity obligation for the nine months ended June 30, 2023.

(Loss) income from discontinued operations, net of tax

The following summarizes (Loss) income from discontinued operations, net of tax for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30

(In millions)	2024	2023	2024	2023
(Loss) income from discontinued operations, net of tax	$(2.3)	$(2.9)	$(6.2)	$1,246.4

The loss from discontinued operations, net of tax decreased $0.6 million in the three months ended June 30, 2024 from the prior year due to lower costs associated with the separation of processes and systems related to the sale of Global Products in March 2023. In the nine months ended June 30, 2024, earnings from discontinued operations decreased $1.253 billion, which was driven by the prior year recognition of the gain on the sale of Global Products, in addition to the current year period no longer reflecting operational results from the underlying business.

Continuing operations adjusted net revenues

The following table reconciles Net revenues to Adjusted net revenues for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30
(In millions)	2024	2023	2024	2023
Reported net revenues	$421.4	$376.2	$1,183.5	$1,053.5
Key items:
Suspended operations (a)	—	—	—	(0.2)
Adjusted net revenues (b) (c)	$421.4	$376.2	$1,183.5	$1,053.3

(a)Represents the results of a former Global Products business where operations were suspended during fiscal 2022 that were not included in the sale.
(b)Adjusted net revenues are reported net revenues adjusted for key items.
(c)Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” for management’s definitions of the metrics presented above.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30
(In millions)	2024	2023	2024	2023
Income from continuing operations	$48.2	$64.5	$125.4	$124.4
Income tax expense	17.0	22.9	42.9	14.2
Net interest and other financing expenses (income)	24.8	(4.6)	53.9	27.4
Depreciation and amortization	26.9	21.6	77.1	60.7
EBITDA from continuing operations (a)	116.9	104.4	299.3	226.7
Net pension and other postretirement plan expenses (b)	3.4	3.7	10.4	11.0
Net legacy and separation-related expenses (c)	0.1	1.6	0.2	30.8
Information technology transition costs (d)	1.9	1.1	7.7	1.8
Investment and divestiture-related costs (e)	0.9	—	0.9	1.0
Suspended operations (f)	—	(0.4)	—	(0.5)
Adjusted EBITDA from continuing operations (a)	$123.2	$110.4	$318.5	$270.8

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses (income), and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

(c)
Activity associated with legacy businesses, including the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. During the nine months ended June 30, 2023, the Company recognized $24.4 million of pre-tax expense to reflect its increased estimated indemnity obligation which also resulted in an income tax benefit of $26.5 million to reflect the release of valuations allowances in connection with the amended tax matters agreement with Valvoline’s former parent company.

(d)
Consists of expenses incurred related to the Company’s transition to a stand-alone enterprise resource planning software system during fiscal years 2023 and 2024, including data conversion, temporary support, training, and redundant expenses incurred from duplicative technology platforms. These expenses are reflective of incremental costs directly associated with technology transitions and data migration that are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.

(e)
 Consists of legal, advisory and consulting fees, including diligence costs, associated with significant acquisitions, investments and divestitures, in addition to expense recognized to reduce the carrying value of an investment interest determined to be impaired. These costs are not considered to be reflective of the underlying performance of the Company’s ongoing continuing operations.

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

Adjusted EBITDA from continuing operations increased $12.8 million and $47.7 million for the three and nine months ended June 30, 2024, respectively, compared to the prior year periods driven by strong top-line expansion due to higher ticket from continued non-oil change service penetration and premiumization as well as from increased transactions, and unit growth. The nine months ended June 30, 2024 also benefited from improved labor cost efficiency. These benefits were partially offset by investments in SG&A expenses to support future growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2024	2023
Cash provided (used by):
Operating activities	$170.0	$249.9
Investing activities	$161.4	$(594.9)
Financing activities	$(672.4)	$(1,427.4)

Operating activities

The decrease in cash flows provided by operating activities of $79.9 million from the prior year was primarily driven by changes in net working capital. Net working capital in the prior year period benefited approximately $70 million from the establishment of the supply agreement,which includes a full conversion cycle of related outstanding payables, in addition to other separation-related accruals in connection with the sale of Global Products. Additionally, increased receivables contributed $11.0 million to the growth in net working capital, most of which is attributed to a lengthened collection cycle that improved from the prior quarter and continues to normalize following billing delays in connection with the implementation of a new enterprise resource planning (“ERP”) system in the current year.

Investing activities

The increase in cash flows provided by investing activities of $756.3 million from the prior year was substantially driven by net proceeds from the maturities of short-term investments of $348.0 million during the current year in comparison to the purchase of investments of $440.4 million during the prior year. The Company invested a substantial portion of the remaining net proceeds from the sale of Global Products in short-term investments in the prior year, which completely matured in the second quarter of fiscal 2024 to support the repurchase of the 2030 Notes that took place in April 2024 discussed in financing activities below. These year-over-year changes in cash flows from investments were partially offset by increased capital expenditures of $27.1 million in the current year to support store growth.

From July 1, 2024 through August 7, 2024, Valvoline acquired 12 service center stores for an aggregate purchase price of $18.7 million. These acquisitions provide an opportunity to expand Valvoline’s store locations in key markets and contribute to regional scale from company-owned service center store growth.

Financing activities

Cash flows used in financing activities decreased $755.0 million from the prior year attributed to changes driven by or related to the sale of Global Products in the prior year. The largest reduction of cash flows used in financing activities were share repurchases, primarily impacted by the execution of the tender offer in the prior year to repurchase 27.0 million shares for $1.024 billion (the “Equity Tender Offer”), which utilized a substantial portion of the net proceeds from the sale of Global Products to return cash to shareholders. Coupled with other share repurchases outside of the Equity Tender Offer in the prior year of $371.3 million and $212.2 million in the current year to complete the November 2022 Board authorization to repurchase up to $1.6 billion of its common stock (the “2022 Share Repurchase Authorization”), share repurchase activity drove lower uses of cash year-over-year of $1.183 billion. Further contributing to lower uses of cash for financing activities were prior year dividend payments of $21.8 million that did not recur as the Company discontinued its dividend during the second quarter of fiscal 2023 following the sale of Global Products.

These decreases in cash uses were partially offset by higher net payments on borrowings of $448.7 million. Higher net payments in the current year were driven by the Debt Tender Offer, which utilized cash and cash equivalents and borrowings of $175.0 million on the Revolver to facilitate the repurchase of the $600.0 million 2030 Notes in accordance with the the asset sale covenant of the governing indenture. Finally, higher payments on borrowings were also attributed to quarterly repayments on the Term Loan in the current year compared to net inflows in the prior year associated with the modification of the Senior Credit Agreement in connection with closing the sale of Global Products.

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

	Nine months ended June 30
(In millions)	2024	2023
Cash flows provided by operating activities	$170.0	$249.9
Less: Maintenance capital expenditures	(23.0)	(18.0)
Discretionary free cash flow	147.0	231.9
Less: Growth capital expenditures	(130.0)	(107.9)
Free cash flow	$17.0	$124.0

The decrease in free cash flow from continuing operations over the prior year was driven primarily by growth in working capital described above and higher tax and interest payments in the current year that more than offset growth in cash earnings. These changes, in addition to higher capital expenditures resulted in lower free cash flow from the prior year. New store construction primarily drove increased capital expenditures during the current year, as the Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Discontinued operations cash flows

The cash flows of the discontinued operation are reflected in the Condensed Consolidated Statements of Cash Flows and are summarized below for the nine months ended June 30:

(In millions)	2024	2023
Cash (used in) provided by:
Operating activities	$(6.2)	$(298.3)
Investing activities	$—	$2,621.0
Financing activities	$—	$(108.1)

The declines in cash flows used in operating and financing activities and those provided from investing activities of the discontinued operation were due to the completion of the sale of Global Products in March 2023, where prior year cash flows were from conducting business within the former Global Products segment and the current year cash flows generally relate to the completion of the separation of the business processes and systems. During the prior year period, cash flows used in operating activities of the discontinued operation were largely due to the first estimated tax payment of $225.5 million relating to the gain on sale of discontinued operations, along with payments of separation-related costs attributed to the sale of the Global Products business. In addition, unfavorable changes in net working capital during the pre-close period contributed to the use of cash flows that were primarily due to trade and other payables activity in the cost inflationary environment and growth in accounts receivable from increased sales. Prior year discontinued operations cash flows provided by investing activities were due to the cash consideration received, net of cash transferred, at the close of the sale of Global Products of $2.6 billion. The prior year cash flows used in financing activities were due to net repayments on borrowings driven by the extinguishment of the $175 million Trade Receivables Facility.

Debt

Inclusive of the interest rate swap agreements, approximately 61% of Valvoline's outstanding borrowings at June 30, 2024 had fixed interest rates, with the remainder bearing variable rates. As of June 30, 2024, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $296.8 million under its Revolver.

On April 16, 2024, Valvoline completed the Debt Tender Offer to purchase its outstanding 2030 Notes. The Debt Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products and Valvoline’s use of the related net proceeds. The Company used cash and cash equivalents on hand, in addition to borrowing $175.0 million on the Revolver to facilitate the $598.3 million, or 99.7% of the outstanding principal amount, purchase of the 2030 Notes at par, plus accrued and unpaid interest, and cancelled the 2030 Notes accepted for purchase. The Company elected to redeem the remaining balance outstanding of $1.7 million on April 29, 2024 pursuant to the terms and conditions of the indenture governing the 2030 Notes. During the three and nine months ended June 30, 2024, Valvoline recognized a loss on extinguishment of $5.1 million on the 2030 Notes due to the write-off of unamortized debt issuance costs and discounts.

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

During the nine months ended June 30, 2024, the Company repurchased 6.3 million shares of its common stock for $211.5 million, utilizing the remaining 2022 Share Repurchase Authorization. During July 2024, the Board approved a share repurchase authorization of $400.0 million, which has no expiration date.

The timing and amount of any repurchases of common stock will be solely at the discretion of the Company and is subject to general business and market conditions, as well as other factors. The share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first, driving profitable growth in the business, organically and through acquisitions and franchise development; second, to remain within a ratings agency target adjusted EBITDA net leverage ratio of 2.5 to 3.5 times; and third, to continue returning excess capital to shareholders.

Summary

Valvoline had cash and cash equivalents of $65.7 million, total debt of $1,149.5 million, and total remaining borrowing capacity of $296.8 million as of June 30, 2024. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Management believes that the Company has sufficient liquidity based on its current cash, cash equivalents, cash generated from business operations and existing financing to meet its pension and other postretirement plan, debt servicing, tax-related and other material cash and operating requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and the impacts on Valvoline, refer to Note 1 in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the nine months ended June 30, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2024.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness, management executed certain manual controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Changes in Internal Control

Valvoline has substantially completed remedial efforts to address the deficiencies in internal control over financial reporting that aggregated to the material weakness described further below, which was reported as of March 31, 2024. Other than these efforts that began during the fiscal quarter ended March 31, 2024 and where implementation efforts were completed during the third quarter of fiscal 2024, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness reported herein relates to the Company’s January 2024 implementation of a new ERP system and its related impact on information technology (“IT”) general controls. Specifically, the Company did not ensure adequate (a) system design for certain business processes, (b) segregation of duties reviews for a portion of time during the three-month period ended March 31, 2024, and (c) evidence to support the rigor of change management activities, sensitive access reviews, and design of user roles and application controls, including certain reports, automated jobs and interfaces.

The material weakness did not result in any identified misstatements to the condensed consolidated interim financial statements. However, if not timely and sufficiently remediated, the material weakness could impact maintaining effective systematic access, as well as the effectiveness of IT-dependent controls (such as automated controls and underlying information that supports the effectiveness of IT system-generated data and reports to address the risk of material misstatement).

Remedial Measures

Management has actively executed against the remedial plan described below following the ERP implementation, which includes the following:

•Established a plan to stabilize the ERP system for the classes of transactions with inadequate initial system design, including the continued execution of manual control activities to address the periods of time with systematic deficiencies;
•Enhanced the design of access provisioning controls, including reviews of privileged access and segregation of duties, to centrally retain evidence supporting the rigor and execution for the complete three-month period ended March 31, 2024 and throughout the subsequent periods, in addition to the reviews which remained in place and operating as of each quarter end;
•Improved the consistency of manually reviewing the appropriateness of changes to the ERP environment for proper authorization, testing, and implementation and deployed a change management tool to centrally retain this evidence; and
•Substantially completed end-to-end business process walkthroughs to identify the points in the process for each significant class of transactions where risk of material misstatement exists to validate the design and operational effectiveness of responsive controls, including application controls, such as system configuration, reports, automated jobs and interfaces.

Management believes the foregoing efforts will remediate the material weakness, and these efforts are planned to be completed during the course of management’s annual assessment of the effectiveness of its internal control over financial reporting as of fiscal year-end. In addition to the measures outlined above, remediation will be complete upon management’s consistent execution and validation through sufficient testing to support operational effectiveness as of fiscal year-end.

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

During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

None.

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

VALVOLINE INC.
(Registrant)

August 7, 2024	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer