Form 10-K
period 2024-09-30
VALVOLINE INC
filed 2024-11-22
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants’ executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at March 31, 2024 was approximately $5.7 billion. At November 19, 2024, there were 128,373,010 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, executing on the growth strategy to create shareholder value by driving the full potential in the Company’s core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc; realizing the benefits from the sale of Global Products; and future opportunities for the remaining stand-alone retail business; and any other statements regarding Valvoline's future operations, financial or operating results, capital allocation, debt leverage ratio, anticipated business levels, dividend policy, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends,” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II of this Annual Report on Form 10-K and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

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

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 2,000 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports nearly 270 locations through its Express CareTM platform. For over 15 decades, Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with its growing network of stores.

Company background

Established in 1866, Valvoline has a history of innovation spanning nearly 160 years when Dr. John Ellis founded Valvoline by discovering the lubricating properties of distilled crude oil and formulated the world's first petroleum-based lubricant. Valvoline was trademarked seven years later in 1873, making it the first trademarked motor oil brand in the U.S. Soon thereafter, as vehicle ownership rapidly grew, Valvoline became widely known in the automotive world through racing victories and as a recommended oil for the iconic Ford Model T, while expanding its product offerings and global reach through its innovative automotive maintenance and heavy-duty engine applications.

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

Valvoline was incorporated in May 2016 as a subsidiary of Ashland, followed by the transfer of the Valvoline business and certain other legacy Ashland assets and liabilities from Ashland to Valvoline. Valvoline completed its initial public offering of common stock in September 2016, and Ashland distributed its remaining ownership interest in Valvoline in May 2017 (the “Distribution”). Today, Valvoline operates as an independent corporation that trades on the New York Stock Exchange (“NYSE”) under the symbol “VVV” as a pure play automotive retail services provider focused on delivering quick, easy, and trusted vehicle maintenance services.

Discontinued operations

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (currently doing business as “Valvoline Global Operations” and referred to herein as “Global Products”) to Aramco Overseas Company B.V. (the “Buyer”) (the “Transaction”). The operating results and cash flows associated with and directly attributed to the Global Products disposal group are reflected as discontinued operations. Refer to Note 3 included within the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form

10-K for additional information regarding the Global Products business, including income from discontinued operations. Unless otherwise noted, disclosures herein relate solely to the Company’s continuing operations.

Valvoline’s retail services

Valvoline operates and franchises more than 2,000 service center locations through its VIOC and GCOC retail locations and supports nearly 270 locations through its Express Care platform. The Company has built a reputation as the quick, easy, trusted name in automotive preventive maintenance through its full-service oil changes from certified technicians in approximately 15-minutes, including a free 18-point maintenance check. Valvoline continues to build its market share by leveraging its stay-in-your-car service model and providing each customer with service that can be seen by experts they can trust. Valvoline technicians utilize the Company’s proprietary SuperProTM system to deliver a superior customer experience and make timely service recommendations based upon visual inspection, vehicle service history, and original equipment manufacturer (“OEM”) recommendations. The SuperPro system is utilized in both company-operated and franchised service center locations, creating a consistent service experience for customers.

The following summarizes the primary services Valvoline offers at most retail service center stores:

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

(a)	VIOC oil changes in fiscal year 2024 (U.S. company-operated and franchised stores)
(b)	Management estimates developed utilizing internal and industry data for U.S. passenger car and light truck quick lube and DIFM oil changes
Business and growth strategies

As a pure play automotive retail services provider and the trusted leader in preventive automotive maintenance, Valvoline is well positioned to create long-term shareholder value through executing the Company’s strategic initiatives, which include:

•Driving the full potential of the core business through increasing market share and improving operational efficiency in existing stores by building on Valvoline’s strong foundation in marketing, technology, and data insights.

•Aggressively growing the retail footprint with company-operated store growth and an increased emphasis on franchisee store growth; and

•Targeting customer and service expansion with a focus on fleet business, driving non-oil change service penetration, and meeting the needs of an evolving car parc.

Retail store development

Valvoline’s network of retail service centers delivered its 18th consecutive year of system-wide same-store sales (“SSS”) growth in fiscal 2024, demonstrating the system's operational excellence. As shown below, Valvoline operates, either directly or through its franchisees, 2,010 service center stores across the U.S. and Canada as of September 30, 2024:

●	Company-operated
●	Franchised

Valvoline utilizes a three-pronged approach to grow its retail network through 1) franchisee store expansion 2) opportunistic acquisitions, and 3) new store development. This approach drove system-wide store growth of over 45% over the last five years. During this period, Valvoline added 625 net new stores to the system and expanded its service centers internationally into Canada. The retail services store network and its same-store sales growth is summarized below:

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

Competition

Valvoline faces competition across its service offerings based on several key criteria, including brand recognition, product selection, quality of service, price, convenience, speed, location, and customer experience, in addition to the ability to deliver innovative services to meet evolving customer needs. Valvoline competes for customers in the highly fragmented automotive aftermarket service industry with automotive dealerships, automotive repair and maintenance centers, as well as other regional and independent quick lube operators.

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

Marketing and customer experience

Valvoline places a high priority on delivering an in-store customer experience that is quick, easy, and trusted. To both acquire and retain customers, marketing plays an important role in demonstrating the distinct experience that Valvoline offers customers, as well as providing information on locations, promotions, services offered, and wait times.

Techniques utilized by the Company are intended to build awareness of and create demand for its automotive preventive maintenance services. Valvoline markets through search and direct response channels, invests in advertising through social and digital media, and leverages targeted sponsorships to reach specific audiences. The Company’s modeled marketing strategies are efficient and yield strong rates of return.

Valvoline leverages its digital tools to obtain customer feedback across the retail network of stores. Customer feedback is frequently measured and monitored to ensure that any service issues are quickly addressed to maintain high levels of customer satisfaction. Valvoline also utilizes its digital infrastructure and technology to more efficiently interact with customers, driving customer engagement, acquisition and retention, and consistency. The Company's strengths in digital marketing and data analytics are leveraged to attract new and retain existing customers, including tailored marketing campaigns directed to specific customers when they are in the market for their next service.

Intellectual property

Valvoline holds approximately 390 trademarks in more than 70 countries across the world, including the Valvoline and “V” brand logo trademarks. These trademarks have a perpetual life, are generally subject to renewal every ten years, and are among Valvoline's most protected and valuable assets. With the completion of the sale of Global Products, Valvoline owns the Valvoline brand for all global retail services, excluding China and certain countries in the Middle East and North Africa, while Global Products owns the Valvoline brand for all product uses globally. Valvoline partners with Global Products to ensure that Valvoline's iconic brand is managed in a consistent and holistic manner.

Valvoline trade names and service marks used in its business include ValvolineTM and Valvoline Instant Oil ChangeSM, among others. Valvoline is also party to arrangements that license its intellectual property to others in return for revenues. Valvoline owns approximately 700 domain names that are used to promote Valvoline services and provide information about the Company.

Product supply and price

The products used in Valvoline’s retail service delivery are principally sourced from Global Products. In connection with the sale of Global Products, Valvoline entered into a long-term supply agreement for the purchase of substantially all lubricant and certain ancillary products for its stores from Global Products (the “Supply Agreement”).

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

Seasonality

Valvoline’s business is moderately impacted by seasonality. Transaction volumes follow driving patterns of consumers, which generally trend with the length of daylight hours, North American holidays, and vacation timing. As a result, the second half of the fiscal year ordinarily is more robust as miles driven tends to be higher. Weather conditions can modestly affect transaction volumes, and geographic variation typically limits weather impacts to specific regions.

Regulatory and environmental matters

Valvoline operates to maintain compliance with various federal, state, local and non-U.S. laws and governmental regulations relating to the operation of its business, including those regarding employment and labor practices; workplace safety; building and zoning requirements; the handling, storage and disposal of hazardous substances contained in the products used in service, including used motor oil and lead-acid batteries; and the ownership, construction and operation of real property, among others. Valvoline maintains policies and procedures to control risks and monitor compliance with applicable laws and regulations. These laws and regulations require Valvoline to obtain and comply with permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke the Company’s permits, registrations or other authorizations and can enforce compliance through fines, sanctions and injunctions. The Company is also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in locations in which Valvoline’s services are offered. Such regulations principally relate to the operation of its service centers, advertising and marketing of Valvoline’s services.

Valvoline inventories lubricating and vehicle maintenance products and handles used automotive oils and filters. Accordingly, Valvoline is subject to numerous federal, state, local and non-U.S. environmental laws including the Comprehensive Environmental Response Compensation and Liability Act. In addition, the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act, as well as various state and local environmental protection agencies, regulate the handling and disposal of certain waste products and other materials.

As a franchisor, Valvoline is subject to various federal, state, and non-U.S. franchising laws. The Federal Trade Commission (the “FTC”) regulates franchising activities in the U.S. and requires franchisors to make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Certain jurisdictions require registration or specific disclosure in connection with franchise offers and sales, or have laws that limit franchisor rights regarding the termination, renewal or transfer of franchise agreements.

Valvoline is subject to various federal, state, local and non-U.S. laws and regulations relating to information security, privacy, cashless payments and customer credit, protection and fraud. An increasing number of governments and industry groups have established data privacy laws and standards for the protection of personal information, including financial information (e.g., credit card numbers), social security numbers, and health information. The Company is also subject to labor and employment laws, including regulations established by the U.S. Department of Labor and other local regulatory agencies, governing working conditions, paid leave, workplace safety, wage and hour standards, and hiring and employment practices.

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

Workforce

As of September 30, 2024, Valvoline had approximately 11,500 employees (excluding contract employees) in the U.S. and Canada, including approximately 10,500 full-time employees. Valvoline operates 950 company-owned retail service center stores throughout the U.S. and Canada and supports its network of more than 2,000 stores through centralized teams.

The table below provides the Company's approximate distribution of employees, which includes its company-operated service center stores, central supporting teams, and excludes independent contractors:

Number of employees
Company-operated store employees	10,300
Central supporting team members	1,200
Total employee headcount	11,500

Valvoline seeks to attract, develop, and retain highly qualified talent as summarized further below.

Talent acquisition

Valvoline strives to foster a workplace culture that attracts and retains top, diverse talent at every level. Valvoline's talent acquisition is based on qualifications and experiences of target employees, including "building block" traits and capabilities that support strong development early in an employee's career with the Company. Valvoline continues to benefit from substantial investment in talent acquisition to ensure the Company has the right skill set to attract and recruit exceptional diverse talent along with supporting technology to increase efficiency in staffing stores. Valvoline utilizes innovative technology and structured processes intended to attract qualified candidates, including engaging job descriptions designed to reach a larger audience, a quick and mobile-friendly application process, online chat features to proactively address applicant questions, and video storytelling that offers a view of Valvoline's culture through the lens of its own employees. These tools have been created to convey what makes Valvoline unique as an employer to better attract diverse and ideal candidates, and these strong branding and sourcing efforts allow Valvoline to select among the very best.

The Company’s focus on aggressive growth, including the addition of 158 net new system-wide stores in fiscal 2024, creates a critical need for talent to operate those stores. Valvoline utilizes its tools and processes to attract qualified candidates, including providing support to franchise sourcing efforts. Franchisees collaborate through periodic sharing of hiring experiences and best practices to ensure company-operated and franchised locations attract and hire the best candidates to deliver consistent and superior service to Valvoline’s customers.

Training and development

The opportunity to develop and advance, regardless of job role or location, is critical to the success of Valvoline. A key component of the Company’s talent development approach is to provide each team member with the necessary tools and training opportunities to develop within their area of subject matter knowledge. Training is tailored to specific job roles and functions incorporating both on-the-job training as well as virtual or in-person classes and e-learning. Valvoline provides new VIOC and GCOC employees 270 hours of training that is generally completed within the first 60 days of employment leading to their first certification and another 240 hours of training in the next 140 days that supports promotability.

Valvoline provides an Introduction to Management program within its VIOC and GCOC stores where assistant managers interact with leadership team members and peers from other stores to learn about Valvoline's culture, share best practices, and receive management training to prepare them for career advancement. The combination of these efforts enable Valvoline to continue a promote-from-within strategy which has led to a majority of service center managers, area managers, and market manager promotions in the last year being earned by team members who started in hourly positions at VIOC. By engaging team members early, Valvoline provides them with the necessary tools to learn and acquire new skills which increases their value as an employee and, most importantly, affords them the opportunity to advance their careers.

VIOC has been presented with Training magazine’s Training APEX Award 11 times, which ranks companies that are unsurpassed in harnessing human capital and reflects the winners’ journey to attain peak performance in employee training and development and organizational success. Additionally, the Company is an eleven-time recipient of the BEST Award from The Association for Talent Development, that recognizes organizations that are building talent, enterprise-wide and strategically driving a talent development culture that delivers results. As an eleven-time winner of this award, the Company was also named to the association’s Best of the BEST list.

Employee communication and feedback

In an ongoing effort to understand employees’ needs and deliver on the Company’s values of trust, accountability and collaboration, Valvoline remains focused on transparency and employee feedback. The Company regularly hosts company-wide town halls in which Valvoline’s Chief Executive Officer and other members of senior management inform employees about performance, strategic initiatives, activities, and policies along with providing opportunities for them to ask questions. In addition, Valvoline management is focused on listening to understand what is on the minds of employees by regularly surveying team members to gather real-time feedback as well as identifying opportunities for continuous improvement. Valvoline believes employee survey results are important to evaluate areas for improved communication and are meaningful to recruit and retain top talent, believing satisfied employees are more likely to have a positive impact in the workplace and deliver great customer service.

Total rewards

Valvoline’s total rewards philosophy is to help attract, motivate, develop and retain a qualified and diverse workforce. The Company offers competitive, comprehensive compensation and benefits programs designed to care for the physical, mental, emotional, social and financial well-being of its employees. The Company’s objective is to base compensation on employee position, experience, location, performance, and the labor market in order to not be influenced by factors such as gender, race, or ethnicity. Additionally, the Compensation Committee of the Board of Directors (the “Board”) and senior management are actively involved in determining the Company’s total rewards strategy to help Valvoline provide a positive employee experience.
The Company provides a wide variety of benefits to eligible full-time and part-time employees. Valvoline’s strategy is to provide competitive benefit programs which align to the competitive business environment and meet the needs of employees through all stages of life. These include:

•Affordable healthcare plans (medical, prescription, dental, vision, maternity, fertility, adoption and telehealth)

•Life, disability, and accident insurance coverage
•Health savings account (HSA) with company contributions
•401(k) retirement savings plan with generous company basic and matching contributions
•Personalized employee well-being programs to support taking care of the whole employee and family
•Tuition reimbursement
•Paid time off, plus holiday pay, paid disability, paid maternity and family leave, and other leave programs.

Health and safety

The Company designs, builds and operates its facilities to promote and protect the health and safety of its employees, known as its "Vamily." Valvoline strives to create a safe and secure environment for every employee and customer and fosters a sense of belonging to promote emotional well-being that enables employees to deliver “V-Class” service to customers. To help reduce the number of incidents at the Company, Valvoline employs safety-specific education as part of its training programs for all employees. Employees begin this training on day one to instill safety precautions and best practices. As part of the broader training curriculum, team members are required to successfully complete execution reports confirming a strong understanding of Valvoline safety measures.

Diversity, equity and inclusion (“DEI”)

Valvoline is committed to creating an inclusive and welcoming environment for its employees and customers by fostering a strong sense of belonging, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Valvoline’s goal is for the Company’s workforce to represent the diverse communities served.

The Company is committed to the inclusion of federally-insured minority depository institutions (“MDIs”) alongside larger banks and financial institutions as part of its overall cash management strategy and has $2.6 million of its cash equivalents as of September 30, 2024 with MDIs.

The Company also supports employee-led networking groups (Employee Resource Groups or “ERGs”), which are open to all employees. These ERGs provide a forum to communicate and exchange ideas, build a network of relationships across the Company and pursue personal and professional development. The Company also actively sponsors events that promote diversity and inclusion across the business and its operations.

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

Valvoline's Charitable Giving Program encourages its team members to support the communities in which they live and in which the Company operates, through hands-on service, focused generosity and the continuous pursuit of innovative and sustainable solutions. A major focus of Valvoline’s charitable giving programs is the annual employee giving campaign where employees are encouraged to donate to the charity of their choice. Valvoline’s matching program will match the donations given to the organizations that align with at least one of the Company’s fiscal 2024 giving pillars: (1) disadvantaged families and children, (2) education, (3) environment, (4) health care, and/or (5) diversity, equity and inclusion.

Additionally, Valvoline employees support a program that assists Company employees during times of personal hardship by providing short-term financial assistance to eligible service center and corporate employees in immediate financial need because of an accident, illness, injury, death, natural disaster, or other catastrophic event or emergency.

Available information

More information about Valvoline is available on the Company’s website at http://investors.valvoline.com. On this website, Valvoline makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the U.S. Securities and Exchange Commission (the “SEC"). Valvoline also makes available, free of charge on its website, its Amended and Restated Articles of Incorporation, By-Laws, Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards, and Code of Conduct that apply to Valvoline’s directors, officers and employees. These documents are also available in print to any shareholder who requests them. The information contained on Valvoline’s website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. References to website addresses are provided as inactive textual references only. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and other information and statements regarding issuers, including Valvoline, that file electronically with the SEC.

Executive officers of Valvoline

The following table sets forth information concerning Valvoline's executive officers as of November 19, 2024:

Name	Age	Title
Lori A. Flees	54	President and Chief Executive Officer and Director
Mary E. Meixelsperger	64	Chief Financial Officer
Julie M. O’Daniel	57	Senior Vice President, Chief Legal Officer and Corporate Secretary
Jonathan L. Caldwell	47	Senior Vice President and Chief People Officer
R. Travis Dobbins	52	Senior Vice President and Chief Technology Officer
Linwood R. Fulcher	53	Senior Vice President and Chief Operating Officer
Dione R. Sturgeon	47	Vice President, Chief Accounting Officer and Controller

Lori A. Flees has served as a director and President and Chief Executive Officer of Valvoline since October 2023. Ms. Flees served as President, Retail Services of Valvoline from April 2022 to September 2023. Prior to joining Valvoline, Ms. Flees held various leadership positions at Walmart Inc., serving as Senior Vice President and Chief Operating Officer of Health & Wellness from August 2020 to March 2022; Senior Vice President and General Merchandising Manager, Sam’s Club Health & Wellness from June 2018 to August 2020; and Senior Vice President, Next Generation Retail and Principal Store No.8 from September 2017 to June 2019.

Mary E. Meixelsperger has served as Valvoline's Chief Financial Officer since June 2016. Prior to joining Valvoline, Ms. Meixelsperger was Senior Vice President and Chief Financial Officer of DSW Inc. from April 2014 to June 2016. In October 2024, Ms. Meixelsperger announced her plans to retire. Ms. Meixelsperger will continue as Chief Financial Officer until a successor is hired and will remain with the Company through a subsequent transition period.

Julie M. O’Daniel has served as Valvoline’s Senior Vice President, Chief Legal Officer and Corporate Secretary since January 2017. Ms. O’Daniel served as General Counsel and Corporate Secretary of Valvoline from September 2016 to January 2017 and as Lead Commercial Counsel of Valvoline from April 2014 to September 2016.

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

Linwood R. Fulcher has served as Valvoline's Senior Vice President and Chief Operating Officer since October 2023. Mr. Fulcher served as Vice President, Central Operations and Customer Experience Optimization from August 2022 to September 2023. Prior to joining Valvoline, Mr. Fulcher held various leadership positions at Walmart Inc., serving as Vice President Customer Strategy, Science and Journeys from October 2019 to August 2021; and Vice President Returns from February 2017 to October 2019.

Dione R. Sturgeon has served as Valvoline's Vice President, Chief Accounting Officer and Controller since March 2023. Ms. Sturgeon served as Vice President, Corporate Controller from March 2022 to February 2023; as Senior Director, Global Accounting, Reporting & Controls from October 2020 to March 2022; and as Director, Corporate Accounting of Valvoline from August 2016 to October 2020.

ITEM 1A.  RISK FACTORS

The following risks could materially and adversely affect Valvoline’s business, operations, financial position or future financial performance. This information should be considered when reviewing this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in addition to the consolidated financial statements and related notes thereto. These risk factors could cause future results to differ from those in forward-looking statements and from historical trends. These risks are not the only risks that Valvoline faces. Additional risks and uncertainties that are not presently known, or that Valvoline currently believes are not material, may also become meaningful and adversely affect Valvoline’s business.

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

Valvoline’s service center locations require large quantities of automotive products and supplies. The Company’s success depends in part on the ability to anticipate and react to changes in supply costs, and the Company is susceptible to increases in primary and secondary supply costs as a result of factors beyond its control. These factors include general economic conditions, including recessions, significant variations in supply and demand, potential increases in taxes and tariffs, pandemics, armed conflicts, war, weather conditions, currency fluctuations where Valvoline operates, commodity market speculation, labor strikes, including rail strikes, and government regulations. For example, Valvoline’s supplier for air filters experienced supply constraints in fiscal 2024 leading to delivery delays to Valvoline until the supplier was able to diversify its supply chain, which impacted non-oil change revenue in the first half of fiscal 2024. Additionally, the International Longshoreman’s Association (“ILA”) union of maritime workers contract expired on September 30, 2024 without a renewed contract negotiated until early October 2024, resulting in a brief labor strike. A more lengthy strike from the ILA could have had a negative impact on Valvoline’s suppliers resulting in an unfavorable impact to product availability and cost and negatively impacted the Company’s consolidated results of operations. Higher product and supply costs could reduce the Company’s profits, which in turn may adversely affect the business and results of operations for both company-operated and franchised stores.

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

Demand for Valvoline’s services may be affected by a number of factors it cannot control, including the number and age of vehicles in current service, regulation and legislation, technological advances in the automotive industry and changes in engine technology, including the adoption rate of electric or other alternative engine technologies, changing automotive OEM specifications and longer recommended intervals between services. In addition, during periods of declining economic conditions, including recessions, customers may defer vehicle maintenance. Similarly, increases in energy prices or other factors may cause miles driven to decline, resulting in less vehicle wear and tear and reducing demand for maintenance, which may lead to customers deferring or foregoing Valvoline’s services. All of these factors, which impact metrics such as drain intervals and vehicles served per day, could result in a decline in the demand for Valvoline’s services and adversely affect its sales, cash flows and overall financial condition.

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

Another component of the Company’s network growth strategy is dependent on the success of recent refranchising activities taken during fiscal 2024 and planned for early fiscal 2025. Failure to achieve the expected benefits of the refranchising transactions could negatively impact the Company’s operating results and its overall long-term strategic growth objectives, including accelerating franchise store growth. In addition, if the Company’s franchise partners are unsuccessful in continuing productivity and growth objectives within their respective markets, the Company’s business results could be adversely affected. Valvoline has also guaranteed future lease commitments related to certain refranchised stores and the Company’s operating results could be negatively impacted by any increased rent obligations to the extent the franchisees default on such lease agreements.

Valvoline's performance is also highly dependent on attracting and retaining appropriately qualified employees in its service center stores and supporting and corporate teams. A tight labor market in recent years has led to challenges in staffing service center stores due to labor shortages as a number of trends conflate reflecting changing demographics, governmental policies, employee sentiment, and technological change. In response, Valvoline made labor investments and enhanced its recruiting programs to attract new employees. As trends in the labor market evolve, the Company may experience future challenges in recruiting and retaining talent in various locations. Valvoline operates in a competitive labor market, and failure to recruit or retain qualified employees in the future, or the Company's inability to implement corresponding adjustments to its labor model, including compensation and benefit packages, could impair the Company's ability to grow and meet its strategic goals.

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

Valvoline’s business is made up of a network of both company-operated and franchised stores. Valvoline’s success relies in part on the operational and financial success, as well as the cooperation of, its franchisees to implement the Company’s growth strategy, which may be dependent upon their ability to secure adequate financing to meet store development requirements. However, Valvoline has limited influence over its franchisees’ operations and the quality of franchised store operations may be diminished by a number of factors beyond the Company’s control. Valvoline’s franchisees manage their businesses independently and are responsible for the day-to-day operations of 53% of the Company’s system-wide service center stores as of September 30, 2024. Valvoline’s royalty, product, and other revenues from franchised stores are largely dependent on franchisee sales and compliance with franchise agreements. Valvoline’s revenues and margins could be negatively affected should franchisees experience limited or no sales growth, or if the franchisee fails to renew its franchise agreements or otherwise fulfill its obligations under negotiated business development, franchise, or supply agreements with Valvoline. Additionally, if the franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, and Valvoline’s revenues may decline. If sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, store closures, delayed or reduced royalties and purchases and reduced growth in the number of service center stores.

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

Risks related to operating Valvoline's business

The Company’s recently implemented enterprise resource planning (“ERP”) system has adversely impacted Valvoline’s internal controls and could continue to negatively impact the business if remedial efforts are not timely and effective.

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

A material weakness in internal control over financial reporting arose in connection with the Company’s implementation of the new ERP system and its related impact on IT general controls, which included deficiencies related to certain business processes that were not adequately designed at the time of system implementation. While the ERP system is intended to ultimately improve and enhance business processes, its implementation resulted in disruptions to maintaining an effective internal control environment and the timely processing of invoices and billings to franchisee, independent operator and fleet customers. Although the new ERP application is not currently utilized in the day-to-day operations of Valvoline’s retail stores and there have been no material impacts on its ability to serve customers to-date, the conversion to any new IT system, including the planned implementation of a human resources information system expected in fiscal 2025, exposes the Company to additional risks and possible continued disruptions. This includes the loss of information, unauthorized access and systematic changes, disruption to normal operations, and risks associated with integrations with other applications and processes.

Implementing the new ERP system has required, and the efforts associated with mitigation, remediation, and enhancements will continue to require, the investment of significant personnel and financial resources. Failure to adequately and timely address any known or potential issues to ensure the new ERP system operates as intended could result in unexpected incremental costs and diversion of management’s attention and resources, further interruptions or delays in processes and challenges with vendor and customer relationships, difficulty in achieving and maintaining effective internal controls and issuing timely and accurate financial results. Valvoline management has implemented a remedial plan, as described in Item 9A, Controls and Procedures, which substantial progress has been made during fiscal 2024. However, management cannot provide any assurance that such remedial measures, or any other remedial measures taken, will be effective and identify or address all inherent risks from implementing an ERP system. If this remediation fails or other material weaknesses arise, it may adversely affect operating results, the trading price of Valvoline’s common stock, internal control over financial reporting, or the ability to effectively manage the business.

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

Valvoline uses information technology systems to conduct business, and a cybersecurity threat, data breach, security incident, failure of a key information technology system, or inability to enhance its capabilities could adversely affect Valvoline’s business and reputation.

Valvoline relies on its information technology systems, including systems which are managed or provided by third-party service providers, to conduct its business. The Company’s point-of-sale platforms for company-operated and franchisee retail stores could be subject to cybersecurity threats, service outages, or data breaches, such as the July 2024 software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, which caused a global information technology outage. This incident required temporary manual processes to maintain operations. Although it was brief and did not have a material impact to business, Valvoline’s business was adversely impacted by the outage and slowed service. Similar software-induced interruptions or any security breach involving the point-of-sale or other systems within the Valvoline network could harm business operations, result in a loss of consumer confidence, or cause costs to be incurred associated with data recovery, investigation, remediation, and data breach notification obligations required under data privacy laws, which can be significant and vary by jurisdiction.

Despite employee training and other measures to mitigate them, cybersecurity threats to its information technology systems, and those of its third-party service providers, are increasing and becoming more advanced and cyber incidents have occurred and could occur as a result of unauthorized access, business email compromise, viruses, malicious code, ransomware, phishing, organized cyber-attacks, social engineering, break-ins, and security breaches due to error or misconduct by its employees, contractors or third-party service providers. The cyber incidents that have occurred have not resulted in a material loss to Valvoline; however, a material breach of or failure of Valvoline’s information technology systems, including systems in which data is stored or may be transferred across third-party platforms, could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information, and could disrupt business operations which could adversely affect Valvoline’s relationships with business partners and harm its brands, reputation and financial results.

Valvoline’s customer and vendor data may include names, addresses, phone numbers, email addresses and payment account information, among other information. Depending on the nature of the data that is compromised, Valvoline may also have obligations to notify individuals, regulators, law enforcement or payment companies about the incident and may need to provide some form of remedy. Valvoline could also face fines and penalties should it fail to adequately notify affected parties pursuant to new and evolving privacy laws in various jurisdictions in which it does business, as outlined in greater detail in the "Regulatory, legal, and financial risks" section below.

Valvoline is continuing to expand, upgrade and develop its information technology capabilities, including, the Company’s core ERP system. If the Company is unable to adequately transition its information technology organization’s skills and capabilities rapidly enough, including the ability to capitalize on the advancements in Artificial Intelligence software and platforms, it may not effectively support the modernization of Valvoline’s technology architecture and environment. This could hinder Valvoline’s ability to keep pace with its growth and digital initiatives for the consumer-oriented, data driven, mobility enabled nature of the business. Consequently, this might inhibit Valvoline’s ability to meet stakeholder needs and preferences.

Business disruptions from natural, operational and other catastrophic risks could seriously harm Valvoline’s operations and financial performance. In addition, a catastrophic event at one of Valvoline’s service center stores or involving its services or employees could lead to liabilities that could further impair its operations and financial performance.

Business disruptions, including those related to operating hazards inherent in servicing vehicles, natural disasters, severe weather conditions, climate change, supply or logistics disruptions, increasing costs for energy, temporary store and/or power outages, information technology systems and network disruptions, cybersecurity breaches, terrorist attacks, armed conflicts, war, pandemic diseases, fires, floods or other catastrophic events, could harm Valvoline’s operations as well as the operations of Valvoline’s customers and suppliers, and may adversely impact Valvoline’s financial performance. Although the impact to the Company’s results of operations and financial condition were not material, the recent hurricanes Beryl, Helene and Milton caused certain company-operated and franchised service center stores to temporarily pause operations for a period of time for safety and evacuations, in addition to being impacted by intermittent connectivity issues and limited damage to stores. In these cases when the stores remain open, they often rely upon manual processes which can slow service times and minimize transactions, or in the cases where the stores have to close for a period of time, the inability to service customers until the stores are safe to operate. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Valvoline’s services or make it difficult or impossible for Valvoline to deliver services to its customers. In addition to leading to a disruption of Valvoline’s businesses, a catastrophic event at one of Valvoline’s service center stores or involving its employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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

Pandemics, epidemics or disease outbreaks may disrupt Valvoline’s business and operations, which could materially affect Valvoline’s financial condition, results of operations and forward-looking expectations.

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

Historically, Valvoline has been able to take advantage of its size and global reach as a combined products and services company. The sale of Global Products reportable segment during fiscal 2023 resulted in Valvoline being a smaller, less diversified company, potentially making it more vulnerable to changing market, regulatory and economic conditions. Following completion of the sale of Global Products, Valvoline is more concentrated geographically in the U.S. and Canada and in serving the automotive aftermarket through company-operated, independent franchise and Express Care stores that service vehicles with Valvoline products. In addition, as a smaller company, Valvoline may be unable to obtain goods or services at prices or on terms that are as favorable as those obtained by Valvoline prior to the sale of Global Products, and Valvoline’s ability to absorb costs or unexpected expenses whether due to contingencies or other risks as described herein, may be negatively impacted. Any of these factors could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

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

Valvoline is subject to federal, state and local laws, and regulations in the U.S. and Canada relating to the collection, use, retention, disclosure, security and transfer of personal data relating to its customers and employees. These laws and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act ("CCPA") applies to Valvoline's activities conducted in the state of California. Valvoline is also subject to Canada data privacy laws, such as The Personal Information Protection and Electronic Documents Act (“PIPEDA”), due to operations throughout Canada. Complying with the CCPA, PIPEDA and other similar emerging and changing privacy and data protection requirements can be resource-intensive and may cause Valvoline to incur substantial costs as compliance requires investment in new processes, technologies, and training.

Failure to protect customer personal data or comply with these legal obligations relating to privacy and data protection could damage Valvoline's reputation and affect its ability to retain and attract customers. Additionally, any failure or perceived failure by Valvoline or any third parties with which it does business, to comply with these privacy and data protection laws and regulations, or with respect to similar obligations to which Valvoline may be or become subject, may result in actions against Valvoline by governmental entities, private claims and litigation, fines, penalties or other liabilities. Any such action would be expensive to defend, damage Valvoline’s reputation and adversely affect business, operating results, financial position and cash flows.

The impact of changing laws or regulations or the manner of interpretation or enforcement of existing laws or regulations could adversely impact Valvoline’s financial performance and restrict its ability to operate its business or execute its strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Valvoline’s cost of doing business and restrict its ability to operate its business or execute its strategies. This risk includes, among other things, compliance with a myriad of U.S. tax laws and regulations; franchise laws and regulations; securities laws and regulations; environmental laws and regulations; labor laws and regulations; anti-competition laws and regulations; product compliance regulations; anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act (“FCPA”); anti-money-laundering laws; and other laws governing Valvoline’s operations.

Although Valvoline has implemented policies and procedures to ensure compliance with these laws and regulations, it cannot be sure that its policies and procedures are sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged in, and will not engage in, conduct for which Valvoline may be held responsible, nor can Valvoline be sure that its business partners, including franchisees, have not engaged in, and will not engage in, conduct that could materially affect their ability to perform their contractual obligations to Valvoline or even result in Valvoline being held liable for such conduct. Violations of these laws or regulations may result in severe criminal or civil sanctions or penalties, or significant changes in existing laws and regulations may subject Valvoline to other liabilities, which could have a material adverse effect on its business, financial condition, cash flows and results of operations.

Valvoline’s substantial indebtedness may adversely affect its business, results of operations and financial condition.

Valvoline has substantial indebtedness and financial obligations. As of September 30, 2024, Valvoline had outstanding indebtedness of $1.094 billion and available borrowing capacity of $346.8 million under its revolving credit facility. Valvoline may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes.

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

The global macroeconomic environment could be negatively affected by, among other things, disruptions to the banking system and financial market volatility resulting from bank failures and actions to reduce inflation. The Company utilizes and maintains material balances of cash and cash equivalents, therefore is reliant on banks and financial institutions to safeguard and allow ready access to these assets. Specifically, the Company has $68.3 million of cash and cash equivalents as of September 30, 2024 held by various financial institutions.

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

In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical pension and other postretirement benefit plans and related liabilities. The most significant of these plans, the U.S. qualified pension plans, are estimated to be underfunded by $51.5 million as of September 30, 2024. The funded status of Valvoline's pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Valvoline has taken a number of actions to reduce the risk and volatility associated with the pension plans; however, changing market conditions or laws and regulations could require material increases in the expected cash contributions to these plans in future years. Specifically, unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funded status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. If any of these events occur,

Valvoline may have to make cash payments to its pension plans to satisfy minimum funding requirements, which based on current data and assumptions, are not expected for at least the next five years. If such payments are required, it would reduce the cash available for Valvoline’s business. Finally, Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually and as otherwise required through mark to market accounting could result in volatility in Valvoline’s earnings, which could be material.

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

The Company’s Articles specify that the Fayette County Circuit Court of the Commonwealth of Kentucky shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a breach of a fiduciary duty, any action asserting a claim arising pursuant to the Kentucky Business Corporation Act, or any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934, as amended, (“Exchange Act”) or by the Securities Act of 1933, as amended.

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

In connection with completing the sale of its former Global Products reportable segment, Valvoline received net proceeds of $2.383 billion. Valvoline focused on accelerating the return of capital to shareholders through share repurchases, reductions of debt, and investments in attractive retail service growth opportunities. In connection with the sale of Global Products and the use of the net proceeds, Valvoline expects to drive growth and shareholder value as a best-in-class, pure-play automotive retail service provider.

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

Valvoline is dependent on Global Products for its product supply and certain remaining transition services and certain indemnities have been agreed to with the Buyer, for which the Company may be negatively impacted if Global Products is unable to provide these products and services or is unable to satisfy its indemnification obligations.

In connection with the sale of Global Products in fiscal 2023, the parties entered into a Supply Agreement and an agreement for certain transition services. Pursuant to the Supply Agreement, Valvoline purchases substantially all lubricant and certain ancillary products for its stores from Global Products and certain transition services remain in place, which includes limited information technology support expected to continue through early calendar year 2025. Valvoline is dependent on Global Products for product supply and each party is reliant on one another for the remaining transition services. Any interruption, delay, quality issue or other failure in product supply or service could adversely affect the business and results of operations and result in disputes between the parties. In addition, if either party has issues or delays with finalizing the remaining transitions, Valvoline may not be able to operate its business effectively which could cause adverse effects to its financial condition, results of operations, or cash flows.

As part of the sale of Global Products, the parties agreed to indemnify and reimburse one another for various matters, which include tax indemnities. Each business will be responsible for taxes related to its operations, breaches of its tax covenants, and its share of transfer taxes, while Valvoline assumes responsibility for tax matters associated with the pre-closing reorganization. There is no guarantee that these indemnification arrangements will sufficiently protect Valvoline from potential exposures or liability claims from third parties, including taxing authorities. Additionally, there can be no assurance that Global Products can fulfill its indemnification obligations in the future. Valvoline could experience negative impacts on its business, financial position, and cash flows due to these risks.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Valvoline is committed to protecting information that is valuable to customers and critical to business operations from unauthorized access and disclosure by devoting significant resources to protecting information systems and data through investing in people, technology, and processes to protect data and systems against evolving cybersecurity threats. A cybersecurity program has been designed and implemented that is believed to reasonably manage risks from cybersecurity threats and enable the Company to prevent, monitor, identify, detect, investigate, respond to, mitigate, and report on threats and incidents.

Cybersecurity governance

Valvoline has adopted a cross-functional and multi-management level approach to assessing and managing risks arising from cybersecurity threats. The Audit Committee of the Board (the “Audit Committee”) oversees the Company’s enterprise risk management program. As part of this oversight, the Audit Committee has primary responsibility for overseeing risks related to cybersecurity, although the Board retains ultimate oversight over these risks. The Audit Committee reviews and discusses cybersecurity risks along with the Company’s cybersecurity programs and strategy with management. The Audit Committee receives reports and presentations from the Senior Vice President and Chief Technology Officer (“CTO”) and Senior Director of Information Security during bi-annual meetings, and as needed, on a range of topics including, but not limited to, the cybersecurity program and processes, information systems, business risk identification and mitigation strategies, strategic updates, operational matters, the evolving cybersecurity threat landscape, regulatory developments, and notable incidents or threats affecting the Company.

The CTO, who serves as the Chief Information Security Officer (“CISO”) for the Company, is the primary executive responsible for leading the Company’s cybersecurity risk management program and has over 25 years of experience in various technology-related roles, including responsibilities related to managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Company’s Computer Security Incident Response Team (“CSIRT”) has primary responsibility for monitoring and enacting the incident response program and is led by the Senior Director of Information Security who reports to the CTO.

The CSIRT receives direction and guidance from various departments including operations, information technology, communications, legal, and human resources while being responsible for maintaining and operating incident response capabilities at Valvoline by collecting, aggregating, and analyzing detected alerts and events from computer systems across the enterprise. Valvoline’s CSIRT meets at least quarterly, and more frequently as appropriate, to review and discuss the Company’s cybersecurity program. The CSIRT has the authority and system entitlements to confiscate, isolate, or disconnect equipment; investigate suspicious activity; monitor usage; and disable system access in the proper execution of their duties. The CSIRT is responsible for declaring an incident and initiating escalation to the Incident Response Team (“IRT”). The IRT is responsible for coordinating incident response activities across functions and is comprised of cross-functional and multi-management level personnel including, but not limited to, the Senior Director of Information Security, CSIRT Manager, Chief Legal Officer, Chief Audit Executive, Privacy & Compliance Counsel, Chief Technology Officer, Head of Global Insurance, Director of Corporate Communications, Chief Financial Officer, Chief Operating Officer, Chief Human Resource Officer, and Head of Physical Security.

The IRT is also responsible for reporting incidents, following Valvoline’s Information Security Incident Response Plan (“IRP”), in accordance with legal requirements, coordinating external communications, and setting information sharing restrictions. Other departments or individuals may be engaged according to the specific nature of the incident and will operate at the direction of the IRT. Valvoline’s Senior Director of Information Security is responsible for the implementation of, and amendments to, the IRP and supporting procedures.

Risk management and strategy

Valvoline has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of critical systems and information in addition to a cybersecurity incident response plan based on the National Institute of Standards (“NIST”) Cybersecurity Framework (“CSF”). The program applies, where appropriate, to the Company’s internal and external information systems, applications, networks, and operations which includes scanning, testing, and assessments designed to identify risks from cybersecurity threats. Management across various functional teams administer the enterprise risk management program, which is designed to identify, assess, and manage top enterprise risks, including risks arising from cybersecurity threats. Valvoline continually evaluates and makes updates to the Company’s cybersecurity programs to align with regulatory requirements and industry best practices in order to keep company-wide training initiatives related to cybersecurity risks robust and up to date.

The IRP was designed to comprehensively leverage capabilities throughout the Company and to provide a standardized framework for responding to cybersecurity incidents by coordinating an approach to investigate, contain, mitigate, fix vulnerabilities, determine legally required responses or notifications, and document cybersecurity incidents including reporting and escalating findings as appropriate. The CSIRT, being responsible for incident response, assembles the IRT and assigns responsibilities based on the circumstances of the information security incident.

Valvoline employs a risk-based approach to secure access to networks, systems, and applications for business partners and vendors receiving access to the environments and data. Business partners and vendors with whom information is shared to conduct business are required to safeguard it by appropriate means, including elevated contractual commitments when appropriate. The Company provides cybersecurity training to team members during onboarding and regularly thereafter and deploy technologies to automate and enhance operational security capabilities. In addition, Valvoline also uses third-party managed security services to augment the cybersecurity team’s capabilities.

To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including the business strategy, results of operations or financial condition, and management does not believe that such risks are reasonably likely to have such an effect over the long term.

However, due to evolving cybersecurity threats, and despite security measures taken, it may not be possible to anticipate, prevent, and stop future cybersecurity incidents, including attacks on information systems and data or those of relevant business partners. Additional information on cybersecurity risks identified is discussed in Item 1A of Part I, “Risk Factors”, which should be read in conjunction with this Item 1C. Cybersecurity.

ITEM 2.  PROPERTIES

Valvoline is headquartered in Lexington, Kentucky, where the Company leases approximately 135,000 square feet of office and warehouse space to support operations across its business, which excludes certain properties that the Company currently subleases to others. In addition, Valvoline owns or leases the property associated with 950 company-operated retail service center stores under the Valvoline Instant Oil ChangeSM and Valvoline Great Canadian Oil Change brands throughout the United States and Canada, respectively. Valvoline’s store leases typically have initial terms of up to 15 years with renewal options, exercisable at the Company’s discretion.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Valvoline common stock is listed on the NYSE and trades under the symbol “VVV.” As of November 19, 2024, there were approximately 7,400 registered holders of Valvoline common stock.

Dividend policy

The Company currently does not anticipate declaring or paying any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends to holders of Valvoline common stock is at the sole discretion of Valvoline's Board of Directors (the “Board”) after considering various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant. In addition, the instruments governing Valvoline’s indebtedness may limit the Company’s ability to pay dividends. Therefore, no assurance are given that Valvoline will pay any dividends to its shareholders, or as to the amount of any such dividends if the Board determines to do so.

Stock performance graph

The following graph compares the cumulative total shareholder return on a $100 investment in Valvoline common stock, the S&P MidCap 400 Index, and the S&P MidCap 400 Specialty Retail Index for the period from September 30, 2019 to September 30, 2024. This graph assumes an investment in Valvoline common stock and each index were $100 on September 30, 2019 and that all dividends were reinvested.

Five-year cumulative total shareholder returns

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
VVV
S&P MidCap 400 Index
S&P MidCap 400 Specialty Retail Index

	Years ended September 30
Cumulative total returns	2020	2021	2022	2023	2024
Valvoline Inc.	$88.36	$147.37	$121.61	$155.32	$201.62
S&P MidCap 400 Index	$97.84	$140.58	$119.14	$137.62	$174.49
S&P MidCap 400 Specialty Retail Index	$110.75	$187.47	$126.52	$142.05	$203.20

Purchases of Company common stock

Valvoline has returned value to shareholders through share repurchases, the timing and amount of which will be at the discretion of the Company and based on Valvoline’s liquidity, general business and market conditions, and other factors, including alternative investment opportunities.

Repurchases of the Company’s common stock during the three months ended September 30, 2024 pursuant to the July 30, 2024 Board authorization to repurchase up to $400 million of common stock with no expiration date were:

Fiscal period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$400.0
August 1, 2024 - August 31, 2024	70,886	$42.11	70,886	$397.0
September 1, 2024 - September 30, 2024	299,082	$40.75	299,082	$384.8
Total	369,968	$41.01	369,968

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise noted, disclosures herein relate solely to the Company’s continuing operations.

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 2,000 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports nearly 270 locations through its Express CareTM platform.

Valvoline's fiscal year ends on September 30 of each year.

FISCAL 2024 OVERVIEW

Key operating highlights from continuing operations are presented below, each of which is discussed more fully in this Annual Report on Form 10-K:

12% Growth in Net revenues	$367.2 million Operating income from continuing operations	33% Growth in Diluted EPS
$3.1 billion System-wide store sales (a)	$226.8 million Returned to shareholders through share repurchases	$282.9 million Cash flows from operations
2,010 System-wide stores (a) with 8.5% annual growth	18 years of consecutive system-wide same-store sales growth (b)	16.5% Growth in adjusted EBITDA (c)

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline currently determines same-store sales growth as sales by U.S. VIOC stores (company-operated, franchised and the combination of these for system-wide same-store sales), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation.

(c)	Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” and the Appendix for additional details.

Summarized below are Valvoline's trends in the results of its continuing operations Net revenues, Income from continuing operations, and Adjusted EBITDA over the last five fiscal years:

(a)Adjusted EBITDA is a non-GAAP measure, further described and defined within the “Use of Non-GAAP Measures” section below. Also refer to the “Continuing operations EBITDA and Adjusted EBITDA” section within “Results of Operations” below for a reconciliation of income from continuing operations to Adjusted EBITDA for each fiscal year presented.

Net revenues and Adjusted EBITDA trends have significantly increased over the past five fiscal years largely driven by strong system-wide same-store sales (“SSS”) growth, which benefited from increased transactions, higher average ticket, and continued non-oil change penetration, in addition to acquisitions and overall store expansion. Income from continuing operations has also followed an upward trend largely from strong top-line performance with the exception of fiscal 2022 where the decrease was primarily driven by a loss due to the remeasurement of pension and other postretirement plans, as well as higher separation-related expenses in connection with the planning and evaluation of the separation of the Company’s businesses that ultimately culminated in the sale of Global Products.

Results for Fiscal 2023 compared to Fiscal 2022

For comparisons of Valvoline's consolidated results of operations and cash flows for the fiscal years ended
September 30, 2023 to September 30, 2022, refer to Item 7 of Part II of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on November 20, 2023.

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
Net revenues are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. For the periods presented herein, SSS is defined as net revenues of U.S. VIOC stores (company-operated, franchised and the combination of these for system-wide SSS), with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation. Beginning in fiscal 2025, management is updating its definition of same-store sales and in connection with this change, prior periods will be recast to present SSS on a consistent basis with the new approach. The new approach will define same stores at the beginning of the month following the completion of 12 full months in operation within the system to more closely conform with common retail practice.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the years ended September 30:

			2024 vs. 2023
(In millions)	2024	2023	$	%
Net revenues	$1,619.0	$1,443.5	$175.5	12.2%
Gross profit	$618.8	$544.5	$74.3	13.6%
Gross profit margin	38.2%	37.7%	50 bps
Net operating expenses	$251.6	$297.3	$(45.7)	(15.4)%
Percentage of net revenues	15.5%	20.6%	(510) bps
Operating income	$367.2	$247.2	$120.0	48.5%
Operating margin	22.7%	17.1%	560 bps
Income from continuing operations	$214.5	$199.4	$15.1	7.6%

EBITDA (a)	$461.4	$363.6	$97.8	26.9%
Adjusted EBITDA (a)	$442.6	$380.0	$62.6	16.5%
Adjusted EBITDA margin (a)	27.3%	26.3%	100 bps

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

Fiscal 2024 marked the 18th consecutive year for system-wide SSS growth with 158 net store additions to the system. The table below highlights the growth over the last year:

(In millions, except store count)	Fiscal year 2024	Growth vs.
		2023
System-wide store sales (a)	$3,104.3	12.4%
System-wide store count (a)	2,010	8.5%
	Years ended September 30
	2024	2023
System-wide SSS growth (a)	6.7%	11.9%

(a)	Measures include Valvoline franchisees, which are independent legal entities. Refer to the “Key Business Measures” section above for additional details on these key business measures, including management’s definitions.

Net revenues

Net revenues increased $175.5 million, or 12.2% over the prior year period primarily driven by improvements in volume, mix, and pricing. System-wide SSS growth increased 6.7% with the majority of the gains coming from ticket growth, driven by higher non-oil change penetration, pricing adjustments, and premiumization while transaction growth accounted for the remaining balance. Year-over-year system-wide store growth of 8.5% also contributed to net revenues and volumes through the addition of 158 net new stores. The following reconciles the year-over-year changes in Net revenues:

Gross profit

Gross profit improved 13.6% year-over-year, largely driven by strong top-line growth from higher transaction volumes, increased average ticket, and continued store expansion. These benefits were partially offset by increased store operating costs, including depreciation, as well as higher labor and material expenses. The following reconciles the year-over-year changes in gross profit:

Gross profit margin rate improved compared to the prior year, driven by increased labor efficiency from effective management, along with lower product costs as a percentage of sales. These benefits were partially offset by business mix and higher depreciation.

Net operating expenses

Details of the components of Net operating expenses are summarized below for the years ended September 30:

			Variance
(In millions)	2024	2023	$	%
Selling, general and administrative expenses	$305.1	$264.5	$40.6	15.3%
Net legacy and separation-related (income) expenses	(0.7)	32.8	(33.5)	(102.1)%
Other income, net	(52.8)	—	(52.8)	—%
Net operating expenses	$251.6	$297.3	$(45.7)	(15.4)%

Selling, general and administrative (“SG&A”) expenses increased $40.6 million compared to the prior year period. This increase reflects ongoing investments in growth, particularly related to the expansion of the stand-alone retail services business following the sale of Global Products in fiscal 2023. The higher costs were primarily driven by investments in stand-alone technology platforms, outside services, and implementation costs which together contributed an increase in expense of $23.8 million. Additionally, increased spending on advertising to attract and retain customers as well as investments in talent combined to increase expense by $16.8 million.

Net legacy and separation-related activity was favorable compared to the prior year by $33.5 million as a result of prior year expenses that generally did not recur. In fiscal 2023, $25.7 million of expense was recognized due to the amendment of the tax matters agreement with Valvoline’s former parent company that resulted in an increased indemnity obligation for the utilization of certain legacy tax attributes. Additionally, expense was recognized in the prior year associated with the modification of certain unvested performance-based stock awards for the continuing operation in connection with the sale of Global Products.

Other income, net increased by $52.8 million primarily driven by a $41.8 million gain on sale of operations recognized from the sale of company-operated service center stores to franchisees and higher rental income of $1.7 million from subleasing portions of certain properties to Global Products, which only included a partial year of income in the prior year. The prior year also includes impairment charges of $9.2 million related to suspended operations and an investment that did not recur.

Net pension and other postretirement plan expense (income)

Net pension and other postretirement plan income decreased $39.3 million from the prior year, primarily due to a lower current year gain on pension and other postretirement plan remeasurement of $2.4 million compared to a gain of $41.6 million in the prior year. The lower remeasurement gain was primarily attributed to a decline in discount rates, which was moderated by higher actual returns on plan assets in the current year compared to the prior year.

Net interest and other financing expenses

Net interest and other financing expense increased $33.6 million during fiscal 2024, primarily due to a $26.9 million decrease in interest income following the maturity of invested net proceeds from the sale of Global Products. These investments began maturing in late fiscal 2023 and fully matured in the second quarter of fiscal 2024 and were utilized to complete the tender offer to repurchase 27.0 million shares of its common stock for $1.024 billion (the “Equity Tender Offer”) in fiscal 2023. They were also utilized in fiscal 2024 to complete a tender offer (the “Debt Tender Offer”) for $598.3 million, or 99.7%, of the outstanding principal amount tendered by the holders of the 2030 Notes. Additionally, debt modification charges and related fees were $6.2 million higher, driven by the current year’s repurchase of the 2030 Notes, which resulted in the write-off of previously capitalized debt issuance costs and discounts, as well as third-party fees associated with the execution of the Debt Tender Offer, which were higher than those recognized in the prior year modification of the Senior Credit Agreement.

Income tax expense

The following table summarizes Income tax expense and the effective tax rate during the years ended September 30:

(In millions)	2024	2023
Income tax expense	$69.1	$37.1
Effective tax rate percentage	24.4%	15.7%

The higher effective tax rate in fiscal 2024 is primarily due to more normalized activity compared to the prior year period, which included a $29.0 million income tax benefit. This benefit resulted from the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company.

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax for the years ended September 30 are as follows:

(In millions)	2024	2023
(Loss) income from discontinued operations, net of tax	$(3.0)	$1,220.3

Earnings from discontinued operations declined $1.223 billion compared to the prior year primarily due to the recognition of an after-tax gain of $1.147 billion from the sale of the Global Products business in the prior year period, along with partial-year results from the underlying business in the pre-closing period. In contrast, the current year no longer reflects operational results from the underlying business and includes certain remaining costs to facilitate the separation of processes and systems, which were partially offset by favorable tax adjustments to the gain on sale.

Continuing operations adjusted net revenues

The following reconciles Net revenues to Adjusted net revenues for the years ended September 30:

(In millions)	2024	2023
Reported net revenues	$1,619.0	$1,443.5
Key items:
Suspended operations (a)	—	(0.2)
Adjusted net revenues (b) (c)	$1,619.0	$1,443.3

(a)Represents the results of a former Global Products business where operations were suspended during fiscal 2022 that were not included in the sale.
(b)Adjusted net revenues is defined as net revenue adjusted for key items.
(c)Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” for management’s definitions of the metrics presented above.

Continuing operations EBITDA and Adjusted EBITDA

The following reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the years ended September 30:

(In millions)	2024	2023	2022	2021	2020
Income from continuing operations	$214.5	$199.4	$109.4	$200.1	$69.6
Income tax expense	69.1	37.1	34.7	59.9	53.4
Net interest and other financing expenses	71.9	38.3	69.3	108.3	92.1
Depreciation and amortization	105.9	88.8	71.4	62.1	40.5
EBITDA from continuing operations (a)	461.4	363.6	284.8	430.4	255.6
Net pension and postretirement plan expense (income) (b)	11.7	(27.6)	6.9	(128.2)	(54.9)
Net legacy and separation-related (income) expenses (c)	(0.7)	32.8	20.5	(23.6)	(30.0)
Information technology transition costs (d)	10.4	3.0	2.6	—	—
Investment and divestiture-related (income) costs (e)	(40.2)	1.1	—	—	1.3
Suspended operations (f)	—	7.1	0.9	(1.5)	(1.3)
Restructuring and related adjustments (g)	—	—	—	(0.1)	0.3
Compensated absences benefits change (h)	—	—	—	—	(4.9)
Adjusted EBITDA from continuing operations (a)	$442.6	$380.0	$315.7	$277.0	$166.1

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
(c)Activity associated with legacy businesses, including the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. During fiscal three months ended September 30, 2023, the Company recognized $25.7 million of pre-tax expense to reflect its increased estimated indemnity obligation which also resulted in an income tax benefit of $29.0 million to reflect the release of valuations allowances in connection with the amendment of the Tax Matters Agreement with Valvoline’s former parent company.
(d)Consists of expenses incurred related to the Company’s information technology transitions, primarily related to implementing stand-alone enterprise resource planning and human resource information systems during fiscal years 2023 and 2024. These expenses include data conversion, temporary support, training, and redundant expenses incurred from duplicative technology platforms, which are incremental costs directly associated with technology transitions and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.
(e)Consists of activity associated with significant acquisitions, investments and divestitures, including legal, advisory and consulting fees, such as diligence costs, in addition to gains or losses recognized upon disposition and expense recognized to reduce the carrying values of investments determined to be impaired. These costs are not considered to be reflective of the underlying performance of the Company’s ongoing continuing operations.
(f)Represents the results of a former Global Products business where operations were suspended during fiscal 2022. This business was not included in the sale of the Global Products business in March 2023. It was classified as held for sale and impaired as of September 30, 2023, and subsequently sold during the first fiscal quarter of 2024. These results are not indicative of the operating performance of the Company’s ongoing continuing operations.
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

Adjusted EBITDA increased $62.6 million, or 16.5%, for the year ended September 30, 2024 compared to the prior year. This growth was primarily attributable to strong gross profit expansion, which benefited from higher average ticket driven by non-oil change service penetration, net pricing benefits, and increased premiumization, along with increased transactions and unit growth, in addition to operational efficiencies, primarily in labor management, that further contributed to the increase. These benefits were partially offset by investments in SG&A expenses to support the stand-alone business and future growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Consolidated Statements of Cash Flows are summarized as follows for the years ended September 30:

(In millions)	2024	2023
Cash provided by (used in):
Operating activities	$282.9	$353.0
Investing activities	$136.8	$(577.2)
Financing activities	$(746.3)	$(1,565.5)

Operating activities

The decrease in cash flows provided by operating activities of $70.1 million from the prior year was primarily driven by changes in net working capital. Net working capital in the prior year period benefited approximately $70 million from the establishment of the Supply Agreement, which includes a full conversion cycle of related outstanding payables, in addition to other separation-related accruals in connection with the sale of Global Products.

Investing activities

The increase in cash flows from investing activities of $714.0 million from the prior year was substantially driven by net proceeds from investments of $346.5 million during the current year in comparison to the net purchase of investments of $360.4 million during the prior year. The Company invested a substantial portion of the net proceeds from the sale of Global Products in short-term investments in the prior year, which completely matured in the second quarter of fiscal 2024 to support the repurchase of the 2030 Notes that took place in April 2024 discussed in financing activities below. In addition, the Company received proceeds, net of cash disposed of, of $71.5 million primarily as a result of completing two refranchising transactions in the current year. These year-over-year changes in cash flows from investing activities were partially offset by increased capital expenditures of $43.9 million and an increase in acquisition activity of $16.4 million in the current year to support store growth.

Financing activities

The decrease in cash flows used in financing activities of $819.2 million from the prior year was principally driven by year over year reductions in share repurchases partially offset by higher net payments on borrowings. In the prior year, the Company completed the Equity Tender Offer to repurchase 27.0 million shares of its common stock for $1.024 billion coupled with other share repurchases of $500.6 million, which utilized a substantial portion of the net proceeds from the sale of Global Products to return cash to shareholders. In the current year, share repurchases of $226.8 million drove lower uses of cash year-over-year of $1.298 billion. Further contributing to lower uses of cash for financing activities were prior year dividend payments of $21.8 million that did not recur as the Company discontinued its dividend during the second quarter of fiscal 2023 following the sale of Global Products.

These decreases in cash flows used in financing activities were partially offset by higher net payments on borrowings of $498.9 million. Higher net payments in the current year were driven by the Debt Tender Offer, which utilized cash and cash equivalents and borrowings of $175.0 million on the Revolver to facilitate the repurchase of the $600.0 million 2030 Notes in accordance with the asset sale covenant of the governing indenture. These net payments on borrowings in the current year compared to net inflows in the prior year associated with the modification of the Senior Credit Agreement in connection with closing the sale of Global Products.

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

(In millions)	2024	2023
Cash flows provided by operating activities	$282.9	$353.0
Less: Maintenance capital expenditures	(35.9)	(29.5)
Discretionary free cash flow	247.0	323.5
Less: Growth capital expenditures	(188.5)	(151.0)
Free cash flow	$58.5	$172.5

The decrease in free cash flow from continuing operations over the prior year was driven primarily by lower cash flows provided by operating activities in the current year as described above. These changes, in addition to higher capital expenditures, resulted in lower free cash flow from the prior year. New store construction primarily drove increased capital expenditures during the current year, as the Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Discontinued operations cash flows

The cash flows attributable to the discontinued operation are reflected in the Consolidated Statements of Cash Flows and are summarized below for the years ended September 30:

(In millions)	2024	2023
Cash (used by) provided in:
Operating activities	$(17.8)	$(393.8)
Investing activities	$—	$2,620.9
Financing activities	$—	$(108.1)

The decrease in operating cash flows provided by discontinued operations was largely due to prior year tax payments of $300.8 million relating to the gain on sale of discontinued operations, in addition to payments of separation-related costs attributed to the sale of the Global Products business, including the success fee which coincided with the close of the Transaction on March 1, 2023. In addition, unfavorable changes in net working capital during the pre-close period in the prior year contributed to the use of cash flows that were primarily due to trade and other payables activity in the cost inflationary environment and growth in accounts receivable from increased sales. Prior year discontinued operations cash flows provided by investing activities were due to the cash consideration received, net of cash transferred, at the close of the sale of Global Products of $2.6 billion. The prior year cash flows used in financing activities were due to net repayments on borrowings driven by the extinguishment of the $175 million Trade Receivables Facility.

Debt

The following table summarizes Valvoline’s continuing operations debt as of September 30:

(In millions)	2024	2023
2031 Notes	$535.0	$535.0
2030 Notes	—	600.0
Term Loan	439.4	463.1
Revolver	125.0	—
Debt issuance costs and discounts	(5.6)	(12.0)
Total debt	1,093.8	1,586.1
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,070.0	$1,562.3
Approximately 49% of Valvoline's outstanding borrowings as of September 30, 2024 had fixed rates, with the remainder bearing variable interest rates. As of September 30, 2024, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $346.8 million. Refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the Company’s debt instruments.

On April 16, 2024, Valvoline completed the Debt Tender Offer with 99.7% of the outstanding principal amount tendered by the holders of the 2030 Notes. The Debt Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products and Valvoline’s use of the related net proceeds. The Company used cash and cash equivalents on hand, in addition to borrowing $175.0 million on the Revolver to facilitate the $598.3 million purchase of the 2030 Notes at par, plus accrued and unpaid interest, and cancelled the 2030 Notes accepted for purchase. The Company elected to repurchase the remaining balance outstanding of $1.7 million on April 29, 2024 pursuant to the terms and conditions of the indenture governing the 2030 Notes. In connection with the completion of the Debt Tender Offer, Valvoline recognized a loss on extinguishment of the 2030 Notes of $5.1 million within Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2024, comprised of the write-off of related unamortized debt issuance costs and discounts.

Material cash requirements and other commitments

The Company's material cash requirements for the continuing operations include the following contractual obligations and commitments as of September 30, 2024:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	5 years and more
Long-term debt	$1,099.4	$23.8	$47.5	$493.1	$535.0
Interest payments (a)	264.7	59.0	112.9	54.0	38.8
Operating lease obligations	403.6	45.9	87.5	77.1	193.1
Finance lease obligations	296.1	24.1	50.1	50.4	171.5
Employee benefit obligations (b)	73.4	7.8	17.7	15.9	32.0
Total	$2,137.2	$160.6	$315.7	$690.5	$970.4

(a)Includes interest expense on both variable and fixed rate debt, assuming no prepayments. Variable interest rates have been assumed to remain constant through payment at the rates that existed as of September 30, 2024.
(b)Includes projected benefit payments through fiscal 2034 for Valvoline’s unfunded benefit plans. Excludes benefit payments from pension plan trust funds.

The Company guaranteed future lease commitments related to certain facilities in connection with the sale and disposal of certain retail stores and the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases under the guarantees, which extend through 2037. The undiscounted maximum potential future payments under the guarantees were $32.8 million as of September 30, 2024. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is considered remote.

Fiscal 2025 capital expenditures

Valvoline is currently forecasting approximately $230 million to $250 million of capital expenditures for fiscal 2025, funded primarily from operating cash flows.

Pension and other postretirement plan obligations

The Company makes cash and non-cash contributions and benefit payments for its pension and other postretirement plans. During fiscal 2024, the Company made $16.6 million in benefit payments for its non-qualified pension and other postretirement plans, consisting of $8.3 million of cash payments and $8.3 million of non-cash payments. Based on current data and assumptions, the Company does not anticipate the need to satisfy any minimum funding requirements to its qualified pension plans for at least the next 5 years. Refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Company's U.S. pension and other postretirement plans.

Share repurchases

During the year ended September 30, 2024, the Company repurchased 6.7 million shares of its common stock for a principal amount of $226.7 million, which completed the November 2022 Board authorization to repurchase up to $1.6 billion of its common stock (the “2022 Share Repurchase Authorization”). During July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization”), which has no expiration date. As of September 30, 2024, $384.8 million remained available for repurchase under the 2024 Share Repurchase Authorization. Additionally, the Company repurchased 0.2 million shares for an aggregate amount of $9.8 million from October 1, 2024 through November 19, 2024 pursuant to the 2024 Share Repurchase Authorization, leaving $375.0 million in aggregate repurchase authority remaining as of November 19, 2024.

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

Summary

Valvoline’s continuing operations had cash and cash equivalents of $68.3 million, total debt of $1.1 billion, and total remaining borrowing capacity of $346.8 million as of September 30, 2024. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Annual Report on Form 10-K.

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
Valvoline sponsors defined benefit pension and other postretirement plans in the U.S. As of September 30, 2024, Valvoline’s net unfunded pension and other postretirement plan liabilities included in the Consolidated Balance Sheet totaled $136.6 million. Total pension and other postretirement net periodic benefit income recognized in fiscal 2024 was $11.7 million, inclusive of a $2.4 million remeasurement gain.

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

Actuarial assumptions
Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations are:

•Expected long-term return on plan assets — The expected long-term return on plan assets assumption reflects the long-term average rate of return plan assets are expected to earn. This assumption is determined considering each plan's asset allocation targets and overall expected performance, including evaluation of the most recent long-term historical returns, as applicable. The weighted-average long-term expected rate of return on assets assumption was 5.30% for fiscal 2024. The pension plan assets generated an actual weighted-average return of 16.50% in fiscal 2024 primarily driven by the market performance of the plan assets of the qualified pension plans based on the Company’s investment strategy to hedge the movement in liabilities related to changes in discount rates with investments of a matched duration that provide offsetting returns aligned with changes in interest rates. The expected return on plan assets is designed to be a long-term assumption, and therefore, actual returns will be subject to year-to-year variances. For fiscal 2025, the expected rate of return on assets assumption for the qualified pension plans will be 5.20%. The expected long-term return on plan assets assumption has no impact on the reported net liability or net actuarial gains or losses upon remeasurement but does impact the recurring non-service net periodic income recognized ratably throughout the year.

Valvoline’s pension plans hold a variety of investments designed to diversify risk. Plan assets are invested in equity securities, government and agency securities, corporate debt, and other non-traditional assets such as hedge funds. The investment goal of the pension plans is to achieve an adequate net investment return to provide for future benefit payments to its participants. Target asset allocation percentages as of September 30, 2024 for the qualified pension plans were 90% fixed income and 10% equity investments. The qualified pension plans are managed by professional investment managers that operate under investment management contracts that include specific investment guidelines, requiring among other actions, adequate diversification and prudent use of risk management practices such as portfolio constraints relating to established benchmarks. Holding all other assumptions constant, a hypothetical 1.00% change in the expected long-term return on plan assets assumption for the qualified pension plans would impact fiscal 2024 recurring non-service pension income by $13.0 million.

•Discount rate — Reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. Consistent with historical practice, the Company uses an actuarially-developed full yield curve approach, the above mean yield curve, to match the timing of cash flows of expected future benefit payments from the plans by applying specific spot rates along the yield curve to determine the assumed discount rate. Valvoline’s fiscal 2024 expense, excluding actuarial gains and losses, for pension plans was determined using the spot discount rates as of the beginning of the fiscal year. The interest cost discount rates for fiscal 2024 pension expense and other postretirement expense were each 5.92%. The weighted-average discount rate at the end of fiscal 2024 was 4.94% for the pension plans and 4.89% for the postretirement health and life plans.

The following table illustrates the estimated impact on hypothetical pension and other postretirement expense that would have resulted from a one percentage point change in discount rates in isolation of impacts on other significant assumptions in the years ended September 30:

(In millions)	2024	2023
Increase (decrease) in pension and other postretirement plan expense - 1.00% decrease in discount rates:

Pension benefits
Increase in benefit obligation	$142.6	$126.6
Increased return on plan assets (a)	(138.0)	(122.0)
Estimated hypothetical increase in expense	4.6	4.6

Other postretirement benefits
Increase in benefit obligation	1.9	1.7

Total estimated hypothetical increase in expense	$6.5	$6.3

(a)
The qualified pension plans employ an investing strategy to match the duration of its obligation and investments. These plans represent approximately 95% of Valvoline’s total gross pension plan obligation as of September 30, 2024 and 2023. This strategy hedges approximately 100% of the movement in liabilities related to changes in discount rates as of September 30, 2024 and 2023. Therefore, when discount rates change, asset returns generally mirror the impacts, minimizing the net impact to the consolidated financial statements. This estimated impact does not include increased returns of other plan assets that may also benefit from increased interest rates.

•Mortality — The mortality assumption for Valvoline's U.S. pension and other postretirement plans is utilizes the Society of Actuaries PRI-2012 mortality base tables and a mortality improvement scale that follows the 2024 Trustees Report of the Social Security Administration Intermediate Alternative as reflected in the MSS-2024 improvement scale. Valvoline believes the updated mortality improvement scales provide a reasonable assessment of current mortality trends and is an appropriate estimate of future mortality projections.

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
Valvoline acquired 36 service center stores during fiscal 2024 for an aggregate purchase price of $53.3 million. The Company allocates the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill or if the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration, a bargain purchase gain is recorded.

Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth fiscal quarter as of July 1 or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. At the time of the Company’s annual impairment assessment, Valvoline consisted of a singular reporting unit, Retail Services.

The Company’s amortizable intangible assets were $90.3 million, net of $83.2 million of accumulated amortization as of September 30, 2024. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Various factors are considered in determining whether a trigger requiring impairment assessment has occurred, such as, but not limited to, changes in the expected use of the assets, technology or development of alternative assets, economic conditions, operating performance, and expected future cash flows.

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

There were no impairments to intangible assets recognized by the Company during fiscal 2024 or 2023. Valvoline elected to perform a quantitative impairment assessment of goodwill in 2024 and a qualitative impairment assessment of goodwill in 2023, which indicated that it was more likely than not that the fair values of the reporting unit in fiscal 2024 and 2023 were in excess of carrying amounts.

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

The separation from Global Products resulted in a pre-tax gain of $1.572 billion during fiscal 2023 and related income tax expense recognized to-date of $419.1 million which includes federal, state, and international considerations for the jurisdictions where the proceeds were allocated and the respective tax bases of the net assets transferred. In connection with completing separation transactions, both from Valvoline’s former parent company and the sale of Global Products, the parties generally indemnify one another for various tax matters between the businesses.

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

Each change of $2.8 million and $2.7 million for continuing operations and consolidated income tax provisions, respectively, would impact the respective fiscal 2024 effective tax rates by one percentage point.

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

Inflation and changing prices

The cost of materials and labor used in Valvoline’s automotive preventive maintenance services are affected by cost inflation and global commodity prices that could expose Valvoline to risks in its results. Fiscal 2024, 2023, and 2022 all experienced high rates of inflation and Valvoline mitigates this risk by passing along price increases to its customers; however, the ability to pass on these price increases is largely dependent upon market conditions. Contracts with Valvoline’s independent operators are generally indexed to accommodate changes in material prices. Valvoline may not always be able to raise prices in response to increased costs or may experience delays in passing through such costs, as its ability to do so is largely dependent upon market conditions.

Interest rate risk

The Company is subject to interest rate risk in relation to its variable-rate debt. Approximately 49% of the Company’s outstanding borrowings as of September 30, 2024 carried fixed rates. A hypothetical 100 basis point change in variable interest rates would impact the Company’s interest expense and pre-tax earnings by $5.6 million for the year ended September 30, 2024.

In addition, the Company is exposed to market risk relative to the impact of changes in interest rates and investment returns on its pension and other postretirement plans. Declines in the discount rates used in measuring the Company's pension and other postretirement plan obligations result in a higher obligation and decrease the funded status. The pension plans hold a variety of investments designed to diversify risk, protect against declines in interest rates, and achieve an adequate net investment return to provide for future benefit payments to its participants. These investments are subject to variability that can be caused by fluctuations in general economic conditions. Decreases in the fair value of plan assets and discount rates increase net pension and other postretirement plan expense and can also result in requirements to make contributions to the plans. Pension and other postretirement plans were underfunded by $136.6 million at September 30, 2024 as the projected benefit obligation exceeded the fair value of plan assets.

Credit risk

The Company is potentially subject to concentrations of credit risk on financial instruments for its cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized within the Consolidated Balance Sheets. Exposure to credit risk is managed by selecting highly-rated financial institutions as counterparties to transactions and monitoring procedures. As of September 30, 2024, there was not a significant concentration of credit risk related to financial instruments.

Currency exchange risk

Substantially all of Valvoline’s business and results of its continuing operations occur within the U.S., resulting in limited exposure to the effects of currency exchange. The impacts from currency exchange have not been material to Valvoline’s continuing operations, and the Company will continue to monitor its exposure to determine if changes in its business and operations may warrant undertaking strategies to minimize currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valvoline Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2024, expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for pension benefit obligations

Description of the Matter
At September 30, 2024, the Company’s aggregate defined benefit pension benefit obligation was $1,565.7 million and exceeded the fair value of pension plan assets of $1,452.9 million, resulting in an unfunded status of $112.8 million. As disclosed in Note 10 of the consolidated financial statements, the Company recognizes the change in the net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement to reflect the updated actuarial assumptions. The remaining components of pension benefit costs are recorded ratably throughout the year.

Auditing the valuation of the pension benefit obligation was complex due to the judgmental nature of certain of the actuarial assumptions (i.e., discount rate and mortality rate) used in the measurement process. These assumptions have a significant effect on the projected pension benefit obligation.

How We Addressed the Matter in Our Audit	To test the pension benefit obligation, we performed audit procedures that included, among others, evaluating the methodology used, testing the significant actuarial assumptions (i.e., discount rate and mortality rate), and testing the completeness and accuracy of the underlying data used by management, including participant data. In addition, we involved our actuarial specialists to assist with our procedures. We compared the significant actuarial assumptions (i.e., discount rate and mortality rate) used by management to its historical accounting practices and evaluated the change in the pension benefit obligation from the prior year. For example, the discount rate reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed full yield curve approach in establishing its discount rate. We evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments. As part of this assessment, we tested the underlying securities used to develop the yield curve to evaluate whether they were appropriate for use in a yield curve and whether the provided yield curve reasonably followed from those securities. To evaluate the mortality rate, we assessed whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Louisville, Kentucky
November 22, 2024

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30
(In millions, except per share amounts)	2024	2023	2022
Net revenues	$1,619.0	$1,443.5	$1,236.1
Cost of sales	1,000.2	899.0	759.7
Gross profit	618.8	544.5	476.4

Selling, general and administrative expenses	305.1	264.5	244.7
Net legacy and separation-related (income) expenses	(0.7)	32.8	20.5
Other income, net	(52.8)	—	(9.1)
Operating income	367.2	247.2	220.3
Net pension and other postretirement plan expense (income)	11.7	(27.6)	6.9
Net interest and other financing expense	71.9	38.3	69.3
Income before income taxes	283.6	236.5	144.1
Income tax expense	69.1	37.1	34.7
Income from continuing operations	214.5	199.4	109.4
(Loss) income from discontinued operations, net of tax	(3.0)	1,220.3	314.9
Net income	$211.5	$1,419.7	$424.3

NET EARNINGS PER SHARE
Basic earnings (loss) per share
Continuing operations	$1.65	$1.24	$0.61
Discontinued operations	(0.02)	7.55	1.76
Basic earnings per share	$1.63	$8.79	$2.37

Diluted earnings (loss) per share
Continuing operations	$1.63	$1.23	$0.61
Discontinued operations	(0.02)	7.50	1.74
Diluted earnings per share	$1.61	$8.73	$2.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	130.1	161.6	179.1
Diluted	131.0	162.6	180.4

COMPREHENSIVE INCOME
Net income	$211.5	$1,419.7	$424.3
Other comprehensive income (loss), net of tax
Currency translation adjustments	4.2	43.7	(39.6)
Amortization of pension and other postretirement plan prior service credits	(1.7)	(1.7)	(1.7)
Unrealized (loss) gain on cash flow hedges	(5.8)	(7.5)	12.5
Other comprehensive (loss) income	(3.3)	34.5	(28.8)
Comprehensive income	$208.2	$1,454.2	$395.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
	As of September 30
(In millions, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$68.3	$409.1
Receivables, net	86.4	81.3
Inventories, net	39.7	33.3
Prepaid expenses and other current assets	61.0	65.5
Short-term investments	—	347.5
Total current assets	255.4	936.7
Noncurrent assets
Property, plant and equipment, net	958.7	818.3
Operating lease assets	298.6	266.5
Goodwill and intangibles, net	705.6	680.6
Other noncurrent assets	220.4	187.8
Total noncurrent assets	2,183.3	1,953.2
Total assets	$2,438.7	$2,889.9
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	117.4	118.7
Accrued expenses and other liabilities	212.7	215.9
Current liabilities held for sale	—	3.9
Total current liabilities	353.9	362.3
Noncurrent liabilities
Long-term debt	1,070.0	1,562.3
Employee benefit obligations	176.2	168.0
Operating lease liabilities	279.7	247.3
Other noncurrent liabilities	373.3	346.8
Total noncurrent liabilities	1,899.2	2,324.4
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized, 128.5 and 134.8 shares issued and outstanding at September 30, 2024 and 2023, respectively	1.3	1.3
Paid-in capital	51.2	48.0
Retained earnings	123.2	140.7
Accumulated other comprehensive income	9.9	13.2
Stockholders' equity	185.6	203.2
Total liabilities and stockholders’ equity	$2,438.7	$2,889.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
	Years ended September 30
(In millions)	2024	2023	2022
Cash flows from operating activities
Net income	$211.5	$1,419.7	$424.3
Adjustments to reconcile net income to cash flows from operating activities:
Loss (income) from discontinued operations	3.0	(1,220.3)	(314.9)
Loss on extinguishment of debt	5.1	—	—
Gain on sale of operations	(41.8)	—	—
Depreciation and amortization	105.9	88.8	71.4
Deferred income taxes	23.5	33.6	18.0
(Gain) loss on pension and other postretirement plan remeasurements	(2.4)	(41.6)	43.9
Stock-based compensation expense	12.0	12.2	14.4
Other, net	(0.1)	11.9	4.2
Change in assets and liabilities
Receivables	(0.9)	26.4	(17.5)
Inventories	(7.7)	(3.3)	(5.4)
Payables and accrued liabilities	(6.4)	111.3	24.5
Other assets and liabilities	(18.8)	(85.7)	(128.5)
Operating cash flows from continuing operations	282.9	353.0	134.4
Operating cash flows from discontinued operations	(17.8)	(393.8)	149.8
Total cash provided by (used in) operating activities	265.1	(40.8)	284.2
Cash flows from investing activities
Additions to property, plant and equipment	(224.4)	(180.5)	(132.0)
Acquisitions of businesses	(52.7)	(36.3)	(50.7)
Proceeds from sale of operations, net of cash disposed	71.5	—	—
Purchases of investments	(3.5)	(440.4)	—
Proceeds from investments	350.0	80.0	—
Other investing activities, net	(4.1)	—	11.8
Investing cash flows from continuing operations	136.8	(577.2)	(170.9)
Investing cash flows from discontinued operations	—	2,620.9	(36.7)
Total cash provided by (used in) investing activities	136.8	2,043.7	(207.6)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs of $3.0 million in 2023	200.0	921.0	23.0
Repayments on borrowings	(698.8)	(920.9)	(38.1)
Repurchases of common stock	(226.8)	(1,524.8)	(142.6)
Cash dividends paid	—	(21.8)	(89.2)
Other financing activities	(20.7)	(19.0)	(16.0)
Financing cash flows from continuing operations	(746.3)	(1,565.5)	(262.9)
Financing cash flows from discontinued operations	—	(108.1)	44.0
Total cash used in financing activities	(746.3)	(1,673.6)	(218.9)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)	(5.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(344.4)	329.2	(147.5)
Cash, cash equivalents and restricted cash - beginning of year	413.1	83.9	231.4
Cash, cash equivalents and restricted cash - end of year	$68.7	$413.1	$83.9

Supplemental disclosures
Interest paid	$78.2	$69.6	$59.4
Income taxes paid	$31.3	$373.8	$73.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Equity
			Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Totals
	Common stock
(In millions, except per share amounts)	Shares	Amount
Balance at September 30, 2021	180.3	$1.8	$35.2	$90.0	$7.5	$134.5
Net income	—	—	—	424.3	—	424.3
Dividends paid, $0.500 per common share	—	—	0.5	(89.7)	—	(89.2)
Stock-based compensation, net of issuances	0.3	—	8.4	—	—	8.4
Repurchases of common stock	(4.5)	—	—	(142.6)	—	(142.6)
Other comprehensive loss, net of tax	—	—	—	—	(28.8)	(28.8)
Balance at September 30, 2022	176.1	1.8	44.1	282.0	(21.3)	306.6
Net income	—	—	—	1,419.7	—	1,419.7
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.5	—	3.8	—	—	3.8
Repurchases of common stock	(41.8)	(0.5)	—	(1,539.1)	—	(1,539.6)
Other comprehensive income, net of tax	—	—	—	—	34.5	34.5
Balance at September 30, 2023	134.8	1.3	48.0	140.7	13.2	203.2
Net income	—	—	—	211.5	—	211.5
Stock-based compensation, net of issuances	0.4	—	3.2	—	—	3.2
Repurchases of common stock	(6.7)	—	—	(229.0)	—	(229.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business

Valvoline Inc. (“Valvoline” or the “Company”) is a leader in automotive preventive maintenance delivering convenient and trusted services in its retail stores throughout the United States (“U.S.”) and Canada. The Company operates and franchises more than 2,000 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports nearly 270 locations through its Express CareTM platform.

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. For over 15 decades, Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with its growing network of stores.

Sale of Global Products business

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”) to Aramco Overseas Company B.V. (the “Transaction”). The operating results and cash flows associated with and directly attributed to the Global Products disposal group are reflected as discontinued operations within these consolidated financial statements. Refer to Note 3 for additional information regarding the Global Products business, including income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Consolidated Financial Statements relate solely to the Company's continuing operations.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the current and prior periods commencing in the period in which the held for sale criteria are met. (Loss) income from discontinued operations, net of tax includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. (Loss) income from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.

Transactions between the businesses held for sale and businesses held for use that are expected to continue after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of. Interest costs are included as a component of (Loss) income from discontinued operations, net of tax for debt specifically attributable to the discontinued operation or debt that is obligated to be repaid in connection with the completion of the divestiture. Activity within comprehensive income directly associated with a divested business is not realized as a component of (Loss) income from discontinued operations, net of tax until completion of the sale or disposition.

Cash and cash equivalents

All short-term, highly liquid investments having original maturities of three months or less are considered to be cash equivalents.

Short-term investments

As part of the Company’s commitment to using proceeds from the sale of the Global Products business, the Company invested in U.S. treasury securities classified as short-term investments, which had maturities of greater than three months and less than one year. Valvoline determined the classification of these securities as trading, available for sale or held-to-maturity at the time of purchase and evaluated those determinations at each balance sheet date the investments were held for. The Company’s short-term investments were stated at amortized cost within the Consolidated Balance Sheet and classified as held-to-maturity based on the intent and ability to hold to these investments to maturity. These investments were held to maturity and used to complete the tender offer to repurchase the 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes”) in fiscal 2024, which was the final step in utilizing the net proceeds from the sale of Global Products.

Receivables and allowance for credit losses

The majority of Valvoline’s sales are tendered at the point of service in its retail stores, and its receivables are generally limited to those with its fleet customers and independent store operators, in addition to credit card receivables. Valvoline recognizes a receivable within its Consolidated Balance Sheets once control is transferred, typically upon the completion of services, at which point its right to consideration becomes unconditional and only the passage of time is required before payment of that consideration is due. As the majority of the Company’s performance obligations are satisfied at a point in time and customers typically do not make material payments in advance, nor does Valvoline generally have a right to consideration in advance of control transfer, the Company has no contract assets or material contract liabilities.

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

As of September 30, 2024, 2023 and 2022, the Company had capitalized implementation costs, net of amortization, of $33.1 million, $20.5 million, 21.9 million, respectively, included in Other noncurrent assets within the Consolidated Balance Sheets. Amortization expense for the implementation costs was $4.2 million, $3.3 million and $3.0 million for fiscal 2024, 2023 and 2022, respectively, and is included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income.

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

The lease liability is measured based on the present value of future payments over the lease term, and the right-of-use asset is measured as the lease liability, adjusted for prepaid lease payments, lease incentives, and initial direct costs (e.g., commissions). Valvoline's leases generally have terms ranging from five to 20 years, and leases with an initial term of 12 months or less are included in the measurement of its right-of-use asset and lease liability balances. The lease term includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

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

Goodwill and other intangible assets

Valvoline evaluates goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred by monitoring for the existence of potential impairment indicators throughout the fiscal year. This assessment consists of evaluating a reporting unit’s fair value compared to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Goodwill is assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to reporting units. The Company determined that it has one reporting unit in fiscal 2024.

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

Under the quantitative assessment, if the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is measured as the excess of the carrying value of the reporting unit’s goodwill over its fair value, not to exceed the total goodwill allocated to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis, and a number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, weighted average cost of capital, terminal values, and working capital changes. Several of these assumptions vary among reporting units, and the cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Market Capitalization Method utilizing the Company’s stock price to derive fair value and the Guideline Public Companies method based on earnings multiple data. The Company also performs a reconciliation between market capitalization and the estimated aggregate fair value of the reporting units, including consideration of a control premium.

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

The Company guaranteed future lease commitments related to certain facilities in connection with the sale and disposal of certain retail stores and the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases under the guarantees, which extend through 2037. The undiscounted maximum potential future payments under the guarantees were $32.8 million as of September 30, 2024. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is considered remote.

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

(In millions)	2024	2023	2022
Net revenues transferred at a point in time	$1,543.0	$1,375.0	$1,177.2
Franchised revenues transferred over time	76.0	68.5	58.9
Net revenues	$1,619.0	$1,443.5	$1,236.1

Below is a summary of the key considerations for Valvoline's material revenue-generating activities:

Company-operated service center operations

Performance obligations related to company-operated service center operations primarily include the sale of engine and automotive maintenance products and related services. These performance obligations are distinct and are delivered simultaneously at a point in time. Accordingly, sales from company-operated service center operations is recognized at the completion of product and service delivery upon the transfer of control and benefits from the performance obligations to the customer, which generally coincides with the tender of payment at the point of sale.

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

In exchange for the license of Valvoline intellectual property, franchisees generally remit initial fees upon renewal or store opening and royalties at a contractual rate of the applicable service center store sales over the term of the franchise agreement. The license provides access to the intellectual property over the term of the franchise agreements and is considered a right-to-access license of symbolic intellectual property as substantially all of its utility is derived from association with the Company’s past and ongoing activities. The license granted to operate each franchised service center store is the predominant item to which the royalties relate and represents a distinct performance obligation which is recognized over time as the underlying sales occur, as this is the most appropriate measure of progress toward complete satisfaction of the performance obligation.

Valvoline also receives development fees from franchisees in exchange for exclusive rights to territory development arrangements. In exchange for these fees, the Company provides its franchisees with assistance in identifying potential sites and targets within designated territories, in addition to operational support for new service center stores. The Company defers these fees as a contract liability and recognizes them as revenue on a straight-line basis over the term of the underlying agreements. All upfront fees from franchisees and the related contract liabilities are not material to any periods presented herein.

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

Revenue disaggregation

The following table summarizes net revenues by category for the years ended September 30:

(In millions)	2024	2023	2022
Oil changes and related fees	$1,188.7	$1,074.3	$913.4
Non-oil changes and related fees	350.1	297.6	248.3
Franchise fees and other (a)	80.2	71.6	74.4
Total	$1,619.0	$1,443.5	$1,236.1

(a)Includes net revenues of $0.2 million, and $11.6 million for the years ended September 30, 2023, and 2022, respectively, associated with suspended operations of a former Global Products business that was sold in fiscal 2024.

The following presents net revenues by geographic area where services are delivered for the years ended September 30:

(In millions)	2024	2023	2022
United States	$1,571.8	$1,407.7	$1,191.8
Non-U.S. (a)	47.2	35.8	44.3
Total	$1,619.0	$1,443.5	$1,236.1

(a)Includes the amounts noted above in each fiscal year of net revenues associated with suspended operations of a former Global Products business which was not included in the sale.

Valvoline did not have a single customer that represented 10% or more of consolidated net revenues in fiscal 2024, 2023 or 2022.

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

The reduction of revenues due to customer incentives was $222.6 million, $190.3 million, and $176.5 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023, and 2022, respectively. Reserves for these customer programs and incentives were $3.4 million, $3.2 million, and $2.8 million as of September 30, 2024, 2023, and 2022 respectively, and are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

Expense recognition

Cost of sales are expensed as incurred and include product, labor and benefits, store operating and occupancy, and depreciation expenses. Selling, general and administrative expenses are recognized as incurred and include sales and marketing costs, advertising, customer support, and other corporate and administrative costs. Advertising costs were $69.4 million in fiscal 2024, $60.5 million in fiscal 2023 and $54.8 million in fiscal 2022.

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

Valvoline's interest rate swap agreements are designated as cash flow hedges with effectiveness of the hedges assessed at inception and quarterly thereafter. To the extent the hedging relationship is highly effective, the unrealized gains or losses on the swaps are recorded in Accumulated other comprehensive income and reclassified into earnings within Net interest and other financing expense when the payments occur. The Company classifies its cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance reportable segment disclosures. This guidance requires the disclosure of significant reportable segment expenses and other items regularly provided to the Chief Operating Decision Maker (“CODM”) that are included in a segment’s profit or loss measures, inclusive of entities that operate in a single reportable segment. While the guidance requires enhanced disclosures regarding the Company’s CODM and the information regularly provided to the CODM, including significant expenses, the adoption of this guidance will not impact the Company’s operating results, financial condition, or cash flows. The Company plans to adopt this guidance and conform the applicable disclosures retrospectively when it becomes effective for the Annual Report on Form 10-K for the year ending September 30, 2025.

In December 2023, the FASB issued guidance which enhances income tax disclosure requirements to include additional disaggregation within the effective tax rate reconciliation and income taxes paid. This guidance will be effective for Valvoline beginning with its fiscal 2026 annual financial statements, with early adoption permitted. The guidance must be applied prospectively, while retrospective application is permitted. The Company is continuing to assess the new guidance which is expected to result in enhanced income tax disclosures but does not expect there will be any impact to its results of operations, cash flows, or financial condition.

In November 2024, the FASB issued new guidance which requires enhanced disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. This guidance will be effective for Valvoline beginning with its fiscal 2028 Form 10-K and interim periods beginning in fiscal 2029, with early adoption permitted, in addition to either prospective or retrospective application. The Company is currently evaluating the new guidance to determine its adoption approach and the impact on the presentation and disclosure of its consolidated income statement and expenses. The Company anticipates its processes will be enhanced to address the disaggregation and disclosure requirements, though it does not expect adoption to impact its overall results from operations.

NOTE 3 – DISCONTINUED OPERATIONS

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

The following table summarizes (Loss) income from discontinued operations, net of tax included in the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2024	2023	2022
Net revenues	$—	$1,174.4	$2,695.2
Cost of sales	—	924.2	2,134.7
Gross profit	—	250.2	560.5

Selling, general and administrative expenses	—	124.9	304.3
Net legacy and separation-related expenses	14.1	53.7	7.0
Equity and other income, net	—	(14.2)	(33.4)
Operating (loss) income from discontinued operations	(14.1)	85.8	282.6
Net pension and other postretirement plan expense (income)	—	0.1	(3.4)
Net interest and other financing expenses	—	4.4	4.6
Gain on sale of discontinued operations (a)	—	(1,571.6)	—
(Loss) income before income taxes - discontinued operations	(14.1)	1,652.9	281.4
Income tax (benefit) expense (b)	(11.1)	432.6	(33.5)
(Loss) income from discontinued operations, net of tax	$(3.0)	$1,220.3	$314.9

(a)The gain on sale realized in fiscal 2023 included the release of Accumulated other comprehensive income of $30.7 million associated with the realization of cumulative translation losses attributed to the Global Products business.
(b)During fiscal 2024, Valvoline recognized an adjustment to reduce income tax expense on the gain on sale by $5.2 million. During fiscal 2023, tax expense on the gain of $424.3 million was recognized, bringing total tax expense on the gain on sale to-date to $419.1 million.

Post-closing arrangements

Valvoline sources substantially all lubricant and certain ancillary products for its stores through a long-term supply agreement with Global Products. Net revenues within the results of Global Products above include product sales to the Company's continuing operations prior to the closing of the Transaction, which were considered to be effectively settled and were not eliminated. These transactions totaled $89.7 million and $218.1 million for fiscal 2023 and 2022, respectively.

Valvoline also entered into a Transition Services Agreement with Global Products, effective March 1, 2023, to provide and receive services including information technology, legal, finance, and human resources support. These transition services have lapsed periodically as business process transitions have occurred since the sale with limited IT transition services extending through early calendar year 2025. The income and costs associated with these services were not material during fiscal 2024 and 2023.

NOTE 4 – FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis are summarized below by level within the fair value hierarchy:

	As of September 30, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	1.9	—	—	—	1.9
Deferred compensation investments	23.0	23.0	—	—	—
Total assets at fair value	$27.8	$23.3	$2.6	$—	$1.9

Other noncurrent liabilities
Deferred compensation obligations	22.3	—	—	—	22.3
Total liabilities at fair value	$22.3	$—	$—	$—	$22.3

	As of September 30, 2023
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.6	$0.6	$—	$—	$—
Time deposits	277.3	—	277.3	—	—
Prepaid expenses and other current assets
Currency derivatives	0.1	—	0.1	—	—
Interest rate swap agreements	7.8	—	7.8	—	—
Other noncurrent assets
Non-qualified trust funds	2.1	—	—	—	2.1
Deferred compensation investments	19.0	19.0	—	—	—
Total assets at fair value	$306.9	$19.6	$285.2	$—	$2.1

Accrued expenses and other liabilities
Currency derivatives	$0.1	$—	$0.1	$—	$—
Other noncurrent liabilities
Deferred compensation obligations	20.8	—	—	—	20.8
Total liabilities at fair value	$20.9	$—	$0.1	$—	$20.8

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

Currency derivatives

The Company has utilized currency derivatives to manage certain non-functional currency denominated balance sheet exposures. As of September 30, 2024, no contracts were outstanding, while currency forward contracts with notional values of $29.7 million were outstanding as of September 30, 2023. The fair value of these outstanding contracts were recorded as assets and liabilities on a gross basis measured using readily observable market inputs to estimate the fair value for similar derivative instruments and are classified as Level 2. Gains and losses recognized related to these instruments were not material in any period presented herein.

Non-qualified trust funds

The Company maintains a non-qualified trust that is utilized to fund benefit payments for certain of its U.S. non-qualified pension plans. This trust is invested in mutual funds which are measured at fair value using the NAV per share practical expedient. There were no significant redemption restrictions or unfunded commitments on these mutual fund investments as of September 30, 2024. Gains and losses related to these investments are immediately recognized within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and were not material in any periods presented herein.

Interest rate swap agreements

Interest rate swap agreements with a notional amount of $175.0 million matured during fiscal 2024. The Company currently does not have any outstanding interest rate swap agreements. The fair value of interest rate swap agreements represent the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. The Company utilizes Level 2 observable inputs such as interest rate yield curves to estimate fair value for the interest rate swap agreements.

Deferred compensation investments

The Company has an investment fund that is primarily comprised of mutual funds traded in active markets and valued using quoted (unadjusted) prices, which are Level 1 inputs. Gains and losses related to these investments are immediately recognized in the Consolidated Statement of Comprehensive Income within Selling, general and administrative expenses and were not material for the period ended September 30, 2024.

Deferred compensation obligations

The Company has an unfunded deferred compensation plan that is valued based on the underlying participant-directed investments. The fair value of underlying investments in collective trust funds is determined using the NAV provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less its liabilities, divided by outstanding units. There were no significant redemption restrictions or unfunded commitments on these investments as of September 30, 2024. Changes in the fair values are recognized in the Consolidated Statements of Comprehensive Income within Selling, general and administrative expenses and were not material for the periods presented herein.

U.S. treasury securities

The Company had U.S. treasury securities which were fully matured as of March 31, 2024, and carried at amortized cost within the Consolidated Balance Sheet. They were classified as held-to-maturity based on the intent and ability of the Company to hold these investments to maturity. The fair value of these investments summarized below is determined utilizing quoted prices for identical securities from less active markets, which are considered Level 2 inputs within the fair value hierarchy.

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

	September 30, 2024			September 30, 2023
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2030 Notes	$—	$—	$—	$589.8	$594.5	$(5.5)
2031 Notes	478.5	530.4	(4.6)	416.6	529.9	(5.2)
Total	$478.5	$530.4	$(4.6)	$1,006.4	$1,124.4	$(10.7)

(a)Carrying values shown are net of unamortized discounts and issuance costs.

Refer to Note 8 for details of these notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 5 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Fiscal 2024

The Company acquired 36 service center stores in single and multi-store transactions, including five former franchise locations and two former Express Care locations that were converted to company-operated service center stores, for an aggregate purchase price of $53.3 million during the year ended September 30, 2024. These acquisitions expand Valvoline’s retail presence in key North American markets and contribute to growing the number of company-operated service center stores to 950 as of the year ended September 30, 2024.

Fiscal 2023

The Company acquired 31 service center stores in single and multi-store transactions for an aggregate purchase price of $36.3 million during the year ended September 30, 2023.

Fiscal 2022

The Company acquired 37 service center stores in single and multi-store transactions, including four former franchise locations and five former Express Care locations, which were converted to company-operated service stores, for an aggregate purchase price of $50.7 million during the year ended September 30, 2022.

Summary

The following table summarizes the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the years ended September 30:

(In millions)	2024	2023	2022
Inventories	$0.2	$0.4	$—
Other current assets	—	—	0.2
Property, plant and equipment (a)	5.0	6.4	10.0
Operating lease assets	23.2	9.7	9.6
Goodwill (b)	44.3	29.0	39.1
Intangible assets (c)
Reacquired franchise rights (d)	6.4	4.0	2.8
Other	0.5	0.3	0.4
Other current liabilities	(0.1)	(0.7)	(0.8)
Operating lease liabilities	(23.2)	(9.1)	(8.9)
Other noncurrent liabilities (a)	(3.0)	(3.7)	(1.7)
Total net assets acquired	$53.3	$36.3	$50.7
Non-cash consideration	(0.6)	—	—
Total cash consideration transferred	$52.7	$36.3	$50.7

(a)Includes finance lease assets in Property, plant and equipment and finance lease liabilities in Other current and noncurrent liabilities. During the years ended September 30, 2024, 2023 and 2022, finance lease assets acquired were $3.1 million, $3.8 million and $1.8 million, respectively; finance lease liabilities in Other current liabilities were $0.1 million, $0.2 million and $0.1 million, respectively; and finance lease liabilities in Other noncurrent liabilities were $3.0 million, $3.7 million and $1.7 million, respectively.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Weighted average amortization period of intangible assets acquired is seven years for fiscal 2024, and nine years for fiscal 2023 and 2022.
(d)Prior to the acquisition of former franchise service center stores, Valvoline licensed the right to operate franchised service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately seven years for fiscal 2024, nine years for fiscal 2023, and 10 years for fiscal 2022. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

The Company did not record any material measurement period adjustments and does not expect any material changes to the preliminary purchase price allocations summarized above for acquisitions completed during the last twelve months.

Dispositions

Sale of company-operated service center stores

During the fourth fiscal quarter of 2024, Valvoline entered into agreements and completed the sale of company-operated service center stores to franchisees. Upon completion of the transactions, Valvoline derecognized the net assets associated with the service center stores and recorded a gain of $41.8 million which was reported in Other income, net in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2024.

Sale of former Global Products business

During the first quarter of fiscal 2024, Valvoline completed the sale of a former Global Products business whose operations were suspended in fiscal 2022. This business was not included in the Global Products disposal group and was classified as held for sale as of September 30, 2023. As a result, the Company evaluated the business for impairment and determined the carrying value of the disposal group was in excess of its fair value resulting in a pre-tax impairment loss of $8.1 million that was recognized within Other income, net in the Consolidated Statement of Comprehensive Income during the year ended September 30, 2023. Upon completion of the sale in fiscal 2024,

Valvoline derecognized the remaining net liabilities of $3.9 million inclusive of a cumulative translation loss attributable to the business.

NOTE 6 – LEASE COMMITMENTS

The following table presents the Company's lease balances as of September 30:

(In millions)	Location in Consolidated Balance Sheets	2024	2023
Assets
Operating lease assets	Operating lease assets	$298.6	$266.5
Finance lease assets	Property, plant and equipment, net	261.7	240.0
Amortization of finance lease assets	Property, plant and equipment, net	(67.4)	(50.0)
Total leased assets		$492.9	$456.5

Liabilities
Current
Operating lease liabilities	Accrued expenses and other liabilities	$31.2	$29.2
Finance lease liabilities	Accrued expenses and other liabilities	13.4	12.3
Noncurrent
Operating lease liabilities	Operating lease liabilities	279.7	247.3
Finance lease liabilities	Other noncurrent liabilities	207.3	198.9
Total lease liabilities		$531.6	$487.7

The following table presents the components of total lease costs for the years ended September 30:

(In millions)	Location in Consolidated Statements of Comprehensive Income	2024	2023
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$45.8	$40.7
Finance lease costs
Amortization of lease assets	Cost of sales	17.4	15.8
Interest on lease liabilities	Net interest and other financing expenses	11.1	10.2
Variable lease cost	Cost of sales and Selling, general and administrative expenses	3.7	3.7
Sublease income	Other income, net	(9.3)	(7.6)
Total lease cost		$68.7	$62.8

Other information related to the Company's leases follows for the years ended September 30:

(In millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$43.1	$38.7
Operating cash flows from finance leases	$11.1	$10.2
Financing cash flows from finance leases	$12.0	$10.8
Lease assets obtained in exchange for lease obligations:
Operating leases	$63.4	$46.4
Finance leases	$22.4	$21.3

(a)Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded within the Consolidated Balance Sheet as of September 30, 2024:

(In millions)	Operating leases	Finance leases
2025	$45.9	$24.1
2026	44.9	25.0
2027	42.6	25.1
2028	39.9	25.3
2029	37.2	25.1
Thereafter	193.1	171.5
Total future lease payments	403.6	296.1
Imputed interest	92.7	75.4
Present value of lease liabilities	$310.9	$220.7

As of September 30, 2024, Valvoline has additional leases primarily related to its retail service center stores that have not yet commenced with approximately $30.1 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence over the next twelve months and generally have lease terms of 15 years.

The weighted average remaining lease terms and interest rates as of September 30, 2024 were:

	Operating leases	Finance leases
Weighted average remaining lease term (in years)	9.9	11.7
Weighted average discount rate	5.1%	5.3%

NOTE 7 – INTANGIBLE ASSETS

Goodwill

The following summarizes the changes in the carrying amount of goodwill during fiscal 2024 and 2023:

(In millions)
Balance at September 30, 2022	$548.2
Acquisitions	29.0
Currency translation	0.8
Balance at September 30, 2023	578.0
Acquisitions	44.3
Currency translation	(0.1)
Dispositions	(6.9)
Balance at September 30, 2024	$615.3

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30:

(In millions)	2024			2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$29.2	$(11.4)	$17.8	$29.6	$(10.5)	$19.1
Reacquired franchise rights	122.2	(58.7)	63.5	122.1	(49.4)	72.7
Customer relationships	15.1	(7.9)	7.2	16.8	(8.3)	8.5
Other intangible assets	7.0	(5.2)	1.8	6.9	(4.6)	2.3
Total definite-lived intangible assets	$173.5	$(83.2)	$90.3	$175.4	$(72.8)	$102.6

The table that follows summarizes amortization expense (actual and estimated) for the Company's current intangible assets for the years ended September 30:

(In millions)	Actual	Estimated
	2024	2025	2026	2027	2028	2029
Amortization expense	$16.7	$15.3	$12.3	$11.7	$11.6	$11.3

NOTE 8 – DEBT

The following table summarizes Valvoline’s debt as of September 30:

(In millions)	2024	2023
2031 Notes	$535.0	$535.0
2030 Notes	—	600.0
Term Loan	439.4	463.1
Revolver	125.0	—
Debt issuance costs and discounts	(5.6)	(12.0)
Total debt	1,093.8	1,586.1
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,070.0	$1,562.3

Senior Notes

The Company's outstanding fixed rate senior notes as of September 30, 2024 consist of 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535.0 million (the “2031 Notes”). The 2031 Notes are subject to customary events of default for similar debt securities, which if triggered may accelerate payment of principal, premium, if any, and accrued but unpaid interest. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2031 Notes from the holders thereof. The 2031 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to maturity in the manner specified in the governing indentures. In April 2024, the Company repurchased the 2030 Notes described in more detail below.

2030 Notes

On April 16, 2024, Valvoline completed a tender offer (the “Debt Tender Offer”) with 99.7% of the outstanding principal amount tendered by the holders of the 2030 Notes. The Debt Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products and Valvoline’s use of the related net proceeds. The Company used cash and cash equivalents on hand, in addition to borrowing $175.0 million on the Revolver to facilitate the $598.3 million purchase of the 2030 Notes at par, plus accrued and unpaid interest, and cancelled the 2030 Notes accepted for purchase. The Company elected to repurchase the remaining balance outstanding of $1.7 million on April 29, 2024 pursuant to the terms and conditions of the indenture governing the 2030 Notes. In connection with the completion of the Debt Tender Offer, Valvoline recognized a loss on extinguishment of the 2030 Notes of $5.1 million within Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2024, comprised of the write-off of related unamortized debt issuance costs and discounts.

Senior Credit Agreement

Key terms and conditions

In December 2022, Valvoline amended the Senior Credit Agreement, which became effective March 1, 2023 commensurate with the sale of Global Products. The Senior Credit Agreement provides an aggregate principal amount of $950.0 million in senior secured credit facilities comprised of (i) a five-year $475.0 million term loan facility (the “Term Loan”) and (ii) a five-year $475.0 million revolving credit facility (the “Revolver”), including a $100.0 million letter of credit sublimit.

The principal amount of the Term Loan under the Senior Credit Agreement is required to be repaid in quarterly installments of approximately $5.9 million beginning with the first fiscal quarter after the sale of Global Products, with the remainder due at maturity and prepayment required in the amount of the net cash proceeds from certain events. Amounts outstanding under the Senior Credit Agreement may be prepaid at any time, and from time to time, in whole or part, without premium or penalty. At Valvoline’s option, amounts outstanding under the Senior Credit Agreement will bear interest at either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate will fluctuate between SOFR plus 1.375% per year and SOFR plus 2.250% per year (or between the alternate base rate plus 0.375% per year and the alternate base rate plus 1.250% per year), based upon Valvoline’s consolidated total net leverage ratio.

Summary of activity

Proceeds from the Term Loan, in addition to a portion of the proceeds from the sale of Global Products, were used to pay in full the outstanding borrowings under the prior Credit Agreement, including the principal balance of the term loan facility of $445.6 million and outstanding borrowings under the revolving credit facility of $290.0 million, as well as accrued and unpaid interest and fees and expenses related to the amendment. The Company recognized $1.1 million of expense within Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2023 associated with the modification of the Credit Agreement, which included accelerated amortization of previously capitalized debt issuance costs.

As of September 30, 2024 and 2023, the Term Loan had an outstanding balance of $439.4 million and $463.1 million, respectively, and $125.0 million outstanding under the Revolver as of September 30, 2024 while there were no amounts outstanding under the Revolver as of September 30, 2023. Excluding the refinancing of the Term Loan described above, Valvoline made payments on the Term Loan of $23.8 million and $11.9 million during fiscal 2024 and 2023, respectively. The total borrowing capacity remaining under the Revolver was $346.8 million as of September 30, 2024 due to reductions of $125.0 million and $3.2 million for outstanding borrowings and letters of credit, respectively.

Covenants and guarantees

The Company is required to satisfy certain covenants pursuant to its long-term borrowings. These covenants contain customary limitations, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, and affiliate transactions. The maintenance of financial covenants as of the end of each fiscal quarter is required, as defined in the Senior Credit Agreement, including: i) a maximum net leverage ratio of 4.5, which is calculated as net debt divided by Adjusted EBITDA and ii) a minimum interest coverage ratio of 3.0, which is calculated as Adjusted EBITDA divided by net interest expense. Cross-default provisions also exist between certain debt instruments. As of September 30, 2024 and 2023, the Company was in compliance with all debt covenants.

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

Long-term debt maturities

The future maturities of debt outstanding as of September 30, 2024, excluding debt issuance costs and discounts, are as follows:

(In millions)
Years ending September 30
2025	$23.8
2026	23.8
2027	23.7
2028	493.1
2029	—
Thereafter	535.0
Total	$1,099.4

NOTE 9 – INCOME TAXES

Components of income tax expense

Income tax expense consisted of the following for the years ended September 30:

(In millions)	2024	2023	2022
Current
Federal	$34.7	$8.0	$9.4
State	8.3	(5.5)	4.3
Non-U.S.	2.6	1.0	3.0
	45.6	3.5	16.7
Deferred
Federal	20.8	36.8	16.2
State	2.7	(3.2)	1.3
Non-U.S.	—	—	0.5
	23.5	33.6	18.0
Income tax expense	$69.1	$37.1	$34.7

The following presents pre-tax income and the principal components of the reconciliation between the effective tax rate and the U.S. federal statutory income tax rate in effect for the years ended September 30:

(In millions)	2024	2023	2022
Income before income taxes
United States	$286.5	$242.7	$119.1
Non-U.S.	(2.9)	(6.2)	25.0
Total income before income taxes	$283.6	$236.5	$144.1

U.S. statutory tax rate	21%	21%	21%
Income taxes computed at U.S. statutory tax rate	$59.6	$49.7	$30.3
(Decrease) increase in amount computed resulting from:
Unrecognized tax benefits	0.1	0.1	0.1
State taxes, net of federal benefit	9.2	11.2	5.2
International rate differential	(0.1)	0.1	(0.4)
Permanent items	1.7	0.1	(1.0)
Remeasurement of net deferred taxes	(0.1)	(1.1)	(0.5)
Return-to-provision adjustments	(0.7)	(0.9)	(0.4)
Change in valuation allowances	(1.7)	(27.7)	1.8
Tax Matters Agreement activity	—	5.4	—
Other	1.1	0.2	(0.4)
Income tax expense	$69.1	$37.1	$34.7
Effective tax rate	24.4%	15.7%	24.1%

The higher effective tax rate in fiscal 2024 is primarily due to more normalized activity compared to the prior year period, which included a $29.0 million income tax benefit. This benefit resulted from the release of a valuation allowance due to the change in expectations regarding the utilization of certain legacy tax attributes as a result of the terms of the amended tax matters agreement with Valvoline’s former parent company. Higher pre-tax income in fiscal 2023 compared to fiscal 2022 led to increased tax expense, which was more than offset by the benefit from the valuation allowance release, driving a lower effective tax rate in fiscal 2023.

Deferred taxes

A summary of the deferred tax assets and liabilities included in the Consolidated Balance Sheets follows as of September 30:

(In millions)	2024	2023
Deferred tax assets
Non-U.S. net operating loss carryforwards (a)	$2.9	$1.1
State net operating loss carryforwards (b)	6.9	8.2
Employee benefit obligations	33.9	34.6
Compensation accruals	15.8	17.9
Credit carryforwards (c)	0.3	0.3
Operating lease liabilities	107.9	95.2
Other	10.3	12.4
Valuation allowances (d)	(1.0)	(3.0)
Net deferred tax assets	177.0	166.7
Deferred tax liabilities
Goodwill and other intangibles	25.9	19.1
Property, plant and equipment	154.1	134.7
Operating lease assets	75.4	68.1
Other	0.2	0.3
Total deferred tax liabilities	255.6	222.2
Total net deferred tax liabilities (e)	$(78.6)	$(55.5)

(a)Gross non-U.S. net operating loss carryforwards of $10.6 million expire in fiscal years 2039 to 2044.
(b)Apportioned gross state net operating loss carryforwards of $130.2 million expire in fiscal years 2029 through 2037.
(c)Credit carryforwards consist primarily of state tax credits that generally expire in fiscal years 2025 through 2032.
(d)Valuation allowances at September 30, 2024 primarily relate to nondeductible executive compensation and state net operating loss carryforwards that are not expected to be realized or realizable.
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

During fiscal 2023, Valvoline recognized an income tax benefit of $29.0 million in connection with releasing its valuation allowance. Additionally, Valvoline recognized $25.7 million of expense within Net legacy and separation-related expenses in the Consolidated Statement of Comprehensive Income during fiscal 2023 to reflect its increased estimated indemnity obligation to its former parent as a result of the terms of the amended Tax Matters Agreement.

Total liabilities related to obligations owed to Ashland under the Tax Matters Agreement are primarily recorded in Other noncurrent liabilities in the Consolidated Balance Sheets and were $9.0 million and $10.8 million as of September 30, 2024 and 2023, respectively. Given the indemnification of Ashland for periods in which Valvoline was included in Ashland Group Returns, a portion of the Company's liability for unrecognized tax benefits is included in the Tax Matters Agreement obligation. The periods under indemnity that currently remain open to examination include certain U.S. state jurisdictions from fiscal 2018.

Unrecognized tax benefits

The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended September 30:

(In millions)	2024	2023	2022
Gross unrecognized tax benefits as of October 1	$35.7	$8.2	$8.7
Increases related to tax positions from prior years	0.1	0.6	0.1
Decreases related to tax positions from prior years	(2.1)	(0.6)	(0.6)
Increases related to tax positions taken during the current year	—	27.7	0.8
Lapses of statutes of limitation	(0.6)	(0.2)	(0.8)
Gross unrecognized tax benefits as of September 30 (a)	$33.1	$35.7	$8.2

(a)These unrecognized tax benefits would favorably impact the continuing operations and discontinued operations effective income tax rates, if recognized. Accruals for interest and penalties were $1.8 million as of September 30, 2024 and 2023, respectively.

In connection with the sale of Global Products, Valvoline established reserves of $27.1 million for gross unrecognized tax benefits as of September 30, 2024. If realized, these unrecognized tax benefits would favorably impact the discontinued operations effective income tax rate.

The Company's U.S. federal income tax returns remain open to examination from fiscal 2019 forward and Canada from fiscal 2020 and forward. Fiscal years including and after 2018 remain open to examination by certain U.S. state jurisdictions.

Because Valvoline is routinely under examination by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during fiscal 2025. Due to the complexity and number of open years, it is not practical to estimate the amount or range of such change at this time. Based on current information available, management does not expect a material change to the Company's gross unrecognized tax benefits within fiscal 2025.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Pension and other postretirement plans

The components of pension and other postretirement plans net periodic benefit costs (income) and the assumptions used in this determination are summarized below for the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2024	2023	2022	2024	2023	2022
Net periodic benefit costs (income)
Interest cost	$83.4	$81.8	$43.0	$1.2	$1.2	$0.7
Expected return on plan assets	(68.4)	(66.9)	(78.6)	—	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.1	(2.2)	(2.2)	(2.2)
Actuarial (gain) loss	(5.1)	(35.0)	49.5	2.7	(6.6)	(5.6)
Net periodic benefit costs (income)	$10.0	$(20.0)	$14.0	$1.7	$(7.6)	$(7.1)
Weighted-average plan assumptions
Discount rate for interest cost	5.92%	5.45%	2.10%	5.92%	5.41%	1.92%
Expected long-term rate of return on plan assets	5.30%	4.90%	4.10%	—	—	—

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. These gains and losses are reported within Net pension and other postretirement plan expense (income) in the Consolidated Statements of Comprehensive Income and included a gain of $2.4 million for the year ended September 30, 2024, a gain of $41.6 million for the year ended September 30, 2023, and a loss of $43.9 million for the year ended September 30, 2022.

The fiscal 2024 gain was primarily attributed to lower discounts rates, partially offset by higher-than-expected returns on plan assets. The fiscal 2023 gain was primarily attributed to an increase in discount rates, partially offset by lower-than-expected returns on plan assets. The fiscal 2022 loss was primarily attributed to lower-than-expected returns on plan assets, partially offset by higher discount rates.

The following table summarizes the net periodic benefit loss (income) and the amortization of prior service credits recognized during the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2024	2023	2022	2024	2023	2022
Amortization of prior service credits recognized in Accumulated other comprehensive income	$(0.1)	$(0.1)	$(0.1)	$2.2	$2.2	$2.2
Net periodic benefit loss (income)	10.0	(20.0)	14.0	1.7	(7.6)	(7.1)
Total pre-tax amount recognized in comprehensive loss (income)	$9.9	$(20.1)	$13.9	$3.9	$(5.4)	$(4.9)

Obligations and funded status

Changes in benefit obligations and the fair value of plan assets, as well as key assumptions used to determine the benefit obligations, and the amounts in the Consolidated Balance Sheets for the Company’s pension and other postretirement benefit plans are summarized below as of September 30:

(In millions)	Pension benefits		Other postretirement benefits
	2024	2023	2024	2023
Change in benefit obligations
Benefit obligations as of October 1	$1,478.1	$1,585.2	$22.3	$30.7
Interest cost	83.4	81.8	1.2	1.2
Benefits paid	(130.6)	(130.4)	(2.4)	(3.0)
Actuarial loss (gain)	140.0	(52.7)	2.7	(6.6)
Transfers in	1.6	4.4	—	—
Settlements	(6.8)	(10.2)	—	—
Benefit obligations as of September 30	$1,565.7	$1,478.1	$23.8	$22.3
Change in plan assets
Fair value of plan assets as of October 1	$1,361.0	$1,438.1	$—	$—
Actual return on plan assets	213.5	41.3	—	—
Employer contributions	14.2	17.8	2.4	3.0
Benefits paid	(130.6)	(130.4)	(2.4)	(3.0)
Settlements	(6.8)	(10.2)	—	—
Transfers in	1.6	4.4	—	—
Fair value of plan assets as of September 30	$1,452.9	$1,361.0	$—	$—

Unfunded status of the plans as of September 30	$112.8	$117.1	$23.8	$22.3
(In millions)	Pension benefits		Other postretirement benefits
	2024	2023	2024	2023
Amounts in the Consolidated Balance Sheets
Noncurrent benefit assets (a)	$49.0	$38.6	$—	$—

Current benefit liabilities (b)	7.1	7.7	2.7	2.6
Noncurrent benefit liabilities (c)	154.7	148.0	21.1	19.7
Total benefit liabilities	161.8	155.7	23.8	22.3

Net liabilities recognized	$112.8	$117.1	$23.8	$22.3

Balance in Accumulated other comprehensive loss
Prior service cost (credit)	$1.1	$1.1	$(14.4)	$(16.7)

Weighted-average plan assumptions
Discount rate	4.94%	5.98%	4.89%	5.98%
Healthcare cost trend rate (d)	—	—	7.2%	5.5%

(a)Noncurrent benefit assets are recorded in Other noncurrent assets within the Consolidated Balance Sheets.
(b)Current benefit liabilities are recorded in Accrued expenses and other liabilities within the Consolidated Balance Sheets.
(c)Noncurrent benefit liabilities are recorded in Employee benefit obligations within the Consolidated Balance Sheets.
(d)The assumed pre-65 health care cost trend rate continues to be reduced to 4.0% in 2049 and thereafter.

Accumulated benefit obligation

The accumulated benefit obligation for all pension plans was $1.6 billion and $1.5 billion as of September 30, 2024 and 2023, respectively. Pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets follows for the Company’s plans as of September 30:

(In millions)	2024		2023
	Benefit obligation	Plan assets	Benefit obligation	Plan assets
Plans with projected and accumulated benefit obligations in excess of plan assets	$1,146.0	$984.1	$1,101.7	$946.0

Plan assets

Pension plan asset investments and their level within the fair value hierarchy is summarized below as of:

(In millions)	September 30, 2024
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$25.4	$25.4	$—	$—	$—
U.S. government securities and futures	49.6	—	49.6	—	—
Other government securities	42.1	—	42.1	—	—
Corporate debt instruments	1,108.4	—	1,108.4	—	—
Private equity and hedge funds	1.2	—	—	—	1.2
Collective trust funds	216.0	—	—	—	216.0
Other investments	10.2	—	10.2	—	—
Total assets at fair value	$1,452.9	$25.4	$1,210.3	$—	$217.2

(In millions)	September 30, 2023
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$21.5	$21.5	$—	$—	$—
U.S. government securities and futures	63.1	—	63.1	—	—
Other government securities	33.1	—	33.1	—	—
Corporate debt instruments	1,055.4	—	1,055.4	—	—
Private equity and hedge funds	4.4	—	—	—	4.4
Collective trust funds	176.9	—	—	—	176.9
Other investments	6.6	—	6.6	—	—
Total assets at fair value	$1,361.0	$21.5	$1,158.2	$—	$181.3

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

Other investments

Other investments are primarily comprised of swaps that are valued using closing market swap curves and market derived inputs.

The following summarizes investments for which fair value is measured using the NAV per share practical expedient as of September 30, 2024:

(In millions)	Fair value at NAV	Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Relative value hedge funds	$0.1	$—	None (a)	None (a)
Event driven hedge funds	0.3	—	None (a)	None (a)
Collective trust funds	216.0	—	Daily	Up to 3 days
Private equity	0.8	1.6	None (b)	None (b)
Total	$217.2	$1.6

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

The weighted-average asset allocations for Valvoline’s plans by asset category follow as of September 30:

	Target	2024	2023
Plan assets allocation
Equity securities	3-10%	7%	7%
Debt securities	80-100%	92%	92%
Other	0-10%	1%	1%
Total		100%	100%

The basis for determining the expected long-term rate of return is a combination of future return assumptions for the various asset classes in Valvoline’s investment portfolio based on active management, historical analysis of previous returns, market indices, and a projection of inflation, net of plan expenses.

Funding and benefit payments

Valvoline contributed $14.2 million and $17.8 million to its pension plans during fiscal 2024 and 2023, respectively. Valvoline does not plan to contribute to its qualified pension plans in fiscal 2025 and expects to contribute approximately $7.1 million to its non-qualified pension plans.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five fiscal years ended September 30 and the five fiscal years thereafter in aggregate:

(In millions)	Pension benefits	Other postretirement benefits
2025	$136.3	$2.6
2026	135.1	2.3
2027	133.1	2.1
2028	130.0	2.1
2029	128.7	2.0
2028 - 2032	592.5	8.7
Total	$1,255.7	$19.8

Other plans

Defined contribution and other defined benefit plans

Valvoline sponsors certain defined contribution savings plans that provide matching contributions. Expense associated with these plans was $14.1 million in fiscal 2024, $12.5 million in fiscal 2023 and $15.9 million in fiscal 2022.

Valvoline also sponsors a long-term disability benefit plan. Total liabilities associated with this plan were $0.6 million and $1.0 million as of September 30, 2024 and 2023, respectively.

Incentive plans

Reserves for incentive plans were $15.8 million and $16.4 million as of September 30, 2024 and 2023, respectively.

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

NOTE 12 – STOCK-BASED COMPENSATION PLANS

Valvoline has approved stock-based incentive plans that authorize 21.0 million shares of common stock to be issued, with approximately 8.8 million shares of common stock remaining available for issuance as of September 30, 2024. The Valvoline stock-based incentive plans authorize the grant of stock options, stock appreciation rights (“SARs”), and nonvested stock awards, principally in the form of restricted stock, restricted stock units, and performance share units. The following summarizes stock-based compensation expense recognized by the Company during the years ended September 30:

(In millions)	2024	2023	2022
Stock appreciation rights	$1.1	$1.2	$1.5
Nonvested stock awards	10.9	12.6	8.4
Total stock-based compensation expense, pre-tax	12.0	13.8	9.9
Tax benefit	(3.0)	(3.5)	(2.5)
Total stock-based compensation expense, net of tax	$9.0	$10.3	$7.4

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

Nonvested stock awards

Nonvested stock awards in the form of Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs") are granted to certain Valvoline employees and directors. These awards can have service-based or both service and performance-based vesting conditions. Nonvested stock awards generally vest over a one to three-year period and are subject to forfeiture upon termination of service prior to vesting. Nonvested stock awards are primarily granted as RSUs that settle in shares upon vesting, while RSAs result in share issuance at grant, entitling the award holders to voting rights, though the shares are restricted until vesting. Nonvested stock awards with service-only vesting conditions receive dividend equivalents in the form of additional units or shares, which are subject to vesting and forfeiture provisions.

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

The following summarizes nonvested stock award activity during the year ended September 30, 2024:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Unvested shares as of September 30, 2023	1,350.6	$33.35
Granted	315.6	$36.59
Performance adjustments (a)	22.0	$38.32
Vested	(468.9)	$35.53
Forfeited	(51.6)	$35.95
Unvested shares as of September 30, 2024	1,167.7	$32.74

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

	2024	2023	2022
Weighted average grant date fair value per share	$38.32	$35.94	$33.98
Assumptions (weighted average)
Risk-free interest rates (a)	4.6%	4.3%	1.6%
Expected dividend yield	—%	—%	1.8%
Expected volatility (b)	28.5%	43.0%	41.5%
Expected term (in years)	3.0	3.0	3.0

(a)Based on the U.S. Treasury yield curve in effect at the time of grant or modification for the expected term of the award. The range of risk-free interest rates used for performance awards was 4.54% to 4.83% in fiscal 2024, 4.24% to 4.78% in fiscal 2023, and 1.14% to 1.88% in fiscal 2022.
(b)Expected volatility is based on historical volatilities over periods commensurate with the expected term. In recent years, Valvoline utilized its historical daily closing price over this period.

The total grant date fair value of nonvested stock awards vested and the weighted average grant date fair value of nonvested stock awards granted follows for the years ended September 30:

	2024	2023	2022
Total grant date fair value of shares vested	$17.1	$15.7	$11.2
Weighted average grant date fair value	$36.59	$33.98	$35.32

As of September 30, 2024, there was $6.9 million of total unrecognized compensation costs related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of nonvested stock awards as of September 30, 2024 is $38.2 million.

NOTE 13 - EARNINGS PER SHARE

The following summarizes basic and diluted EPS for the years ended September 30:

(In millions, except per share data)	2024	2023	2022
Numerator
Income from continuing operations	$214.5	$199.4	$109.4
(Loss) income from discontinued operations, net of tax	(3.0)	1,220.3	314.9
Net income	$211.5	$1,419.7	$424.3

Denominator
Weighted average common shares outstanding	130.1	161.6	179.1
Effect of potentially dilutive securities (a)	0.9	1.0	1.3
Weighted average diluted shares outstanding	131.0	162.6	180.4

Basic earnings per share
Continuing operations	$1.65	$1.24	$0.61
Discontinued operations	(0.02)	7.55	1.76
Basic earnings per share	$1.63	$8.79	$2.37

Diluted earnings per share
Continuing operations	$1.63	$1.23	$0.61
Discontinued operations	(0.02)	7.50	1.74
Diluted earnings per share	$1.61	$8.73	$2.35

(a)There were 0.1 million outstanding securities, primarily SARs, not included in the computation of diluted earnings per share in the year ended September 30, 2024 because the effect would have been antidilutive and 0.2 million for each of the years ended September 30, 2023 and 2022.

NOTE 14 - STOCKHOLDERS' EQUITY

Modified “Dutch auction” tender offer

During fiscal 2023, Valvoline completed a modified “Dutch auction” tender offer and accepted 27.0 million shares for an aggregate purchase price of $1.024 billion, excluding fees and related expenses. Valvoline incurred $16.4 million in fees and expenses, which included $10.2 million for excise taxes on share repurchases. These costs were recognized within Retained earnings during the year ended September 30, 2023 as costs to repurchase the Company’s common stock. Shares repurchased were retired and returned to the status of authorized, unissued shares.

Accumulated other comprehensive income (loss)

Changes in Accumulated other comprehensive income (loss) by component for fiscal years 2024 and 2023 were as follows:

(In millions)	Unamortized benefit plan credits	Currency translation adjustments	Changes in fair value of cash flow hedges	Total
Balance as of September 30, 2022	$15.1	$(49.7)	$13.3	$(21.3)
Other comprehensive income before reclassification (loss)	—	13.1	(22.8)	(9.7)
(Gain) loss reclassified out of accumulated other comprehensive income	(2.2)	30.7	12.7	41.2
Tax benefit (expense)	0.5	(0.1)	2.6	3.0
Balance as of September 30, 2023	13.4	(6.0)	5.8	13.2
Other comprehensive income before reclassification (loss)	—	(0.4)	(10.0)	(10.4)
(Gain) loss reclassified out of accumulated other comprehensive income	(2.1)	4.4	2.3	4.6
Tax benefit	0.4	0.2	1.9	2.5
Balance as of September 30, 2024	$11.7	$(1.8)	$—	$9.9

Amounts reclassified from Accumulated other comprehensive income (loss) follow for the years ended September 30:

(in millions)	2024	2023	2022
Amortization of pension and other postretirement plan prior service credits (a)	$(2.1)	$(2.1)	$(2.1)
Business disposal (b)	4.4	30.6	—
Loss (gain) on cash flow hedges (c)	2.3	12.7	1.4
Tax effect of reclassifications	2.5	3.0	(3.4)
Total amounts reclassified, net of tax	$7.1	$44.2	$(4.1)

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
(b)Reflects the realization of $4.4 million of currency translation losses included in the net assets held for sale upon completing the sale of a former Global Products business in the first quarter of fiscal 2024. Additionally, includes the realization of $30.7 million in currency translation losses and $0.1 million in unamortized pension prior service credits both recognized within (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Comprehensive Income for fiscal 2023.
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

NOTE 15 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals shown within the Consolidated Statements of Cash Flows for the years ended September 30:

(In millions)	2024	2023	2022
Cash and cash equivalents - continuing operations	$68.3	$409.1	$23.4
Cash and cash equivalents - held for sale (a)	—	4.0	—
Cash and cash equivalents - discontinued operations	—	—	59.0
Restricted cash - continuing operations (b)	0.4	—	—
Restricted cash - discontinued operations (c)	—	—	1.5
Total cash, cash equivalents and restricted cash	$68.7	$413.1	$83.9

(a)Refer to Note 3 for additional information regarding the asset group classified as held for sale at September 30, 2023.
(b)Included in Prepaid expenses and other current assets within the Consolidated Balance Sheets.
(c)Included in Current assets held for sale with the Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Consolidated Balance Sheets as of September 30:

(In millions)	2024	2023
Current
Trade	$73.2	$64.0
Other	9.1	16.3
Notes receivable from franchisees	5.4	1.6
Receivables, gross	87.7	81.9
Allowance for credit losses	(1.3)	(0.6)
Receivables, net	$86.4	$81.3

Non-current (a)
Notes receivable	$2.5	$2.3
Other	4.4	7.5
Noncurrent notes receivable, gross	6.9	9.8
Allowance for losses	(2.6)	(2.4)
Noncurrent notes receivable, net	$4.3	$7.4

(a) Included in Other noncurrent assets within the Consolidated Balance Sheets.

Property, plant and equipment

The following table summarizes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2024	2023
Land	$160.1	$148.5
Buildings	869.5	725.1
Machinery and equipment	348.7	302.6
Construction in progress	72.1	57.6
Total property, plant and equipment	1,450.4	1,233.8
Accumulated depreciation	(491.7)	(415.5)
Net property, plant and equipment	$958.7	$818.3
The following table summarizes finance lease assets included in net property, plant and equipment as of September 30:

(In millions)	2024	2023
Land	$96.1	$85.4
Buildings	165.6	154.6
Total finance lease assets	261.7	240.0
Accumulated depreciation	(67.4)	(50.0)
Net finance lease assets	$194.3	$190.0

Non-cash transactions, including finance leases, recognized within total property, plant and equipment were $18.3 million and $17.5 million during the years ended September 30, 2024 and 2023, respectively.

The following summarizes expense associated with property, plant and equipment recognized within the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2024	2023	2022
Depreciation (includes finance leases)	$89.2	$72.0	$54.7

Long-lived assets

The following presents long-lived assets comprised of net property, plant and equipment and operating lease assets by geographic area in which the assets physically reside for the years ended September 30:

	Property, plant and equipment, net		Operating lease assets
(In millions)	2024	2023	2024	2023
United States	$909.1	$774.4	$281.6	$247.2
Non-U.S.	49.6	43.9	17.0	19.3
Total	$958.7	$818.3	$298.6	$266.5

NOTE 16 – SUBSEQUENT EVENTS

Assets held for sale

In October 2024, the Company entered into a definitive agreement to sell 38 company-owned service center stores to a new franchise partner. The transaction is subject to standard closing conditions and is expected to close in early fiscal 2025. The underlying net assets associated with the transaction were classified as held for sale beginning in October 2024 and will be classified as such until the closing of the sale.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2024 (the “Evaluation Date”). Although management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects, this evaluation concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective based on a material weakness in internal control over financial reporting described below. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to Valvoline’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness described below, management performed additional analyses and other procedures, including implementing and enhancing certain manual procedures and controls intended to ensure the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its consolidated financial statements included in this Annual Report on Form 10-K and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024 due to the material weakness in internal control over financial reporting described below.

A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Valvoline’s independent registered public accounting firm, Ernst & Young LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, which appears in this Item 9A.

Material weakness in internal control over financial reporting

The sale of the former Global Products reportable segment on March 1, 2023 resulted in material changes in the Company’s internal control over financial reporting, including the implementation of a new ERP system on January 1, 2024. A material weakness in internal control over financial reporting was initially reported during the quarter ended March 31, 2024 due to the ERP implementation and the related ineffective information technology general controls (“ITGCs”) and the design of certain business process controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

While significant progress has been made to address the control deficiencies, a material weakness continued to exist as of September 30, 2024. Specifically, the Company did not ensure adequate (a) user access controls for certain applications to ensure segregation of duties risks were addressed and that user and privileged access reviews were completed timely and sufficiently evidenced, (b) change management controls for certain applications, including sufficient documentation of effectiveness of underlying tools and evaluation of all potential risks, (c) evidence of the effectiveness of controls at its third party IT service organization hosting the ERP application, and (d) design for certain business process controls (automated and manual), including those that are dependent on effective ITGCs.

Although management has performed procedures to gain comfort that the consolidated financial statements are fairly stated in all material respects, these control deficiencies aggregate to allow for the possibility that material misstatements could impact most financial statement accounts and disclosures that may not be prevented or detected. Accordingly, these control deficiencies aggregate within the control activities component of the COSO framework and constitute a material weakness. The material weakness did not result in any identified material misstatements to the consolidated financial statements.

Remedial measures

Management has been actively developing, executing and enhancing its remedial efforts, which began during the quarter ended March 31, 2024 following the ERP implementation. The remedial efforts include the following:

•Established a plan to stabilize the ERP system for the classes of transactions with inadequate initial system design, including the continued execution of manual control activities, analyses and procedures to address the periods of time with systematic deficiencies;
•Enhanced the design of access controls, including reviews of ERP privileged access and segregation of duties in user provisioning to increase the rigor of review and centrally retain supporting evidence, while continuing to enhance the reviews and documentation retained to support reviews of segregation of duties conflicts and user access within certain other relevant applications;
•Implemented tools to directly oversee access and change management for a key application that was previously managed by a third party, and obtained direct evidence of effectiveness of the tools managed by the third party as of and for the fiscal year ended September 30, 2024;
•Increased the support of an outside consulting firm to advise regarding best practices for documentation, design and execution of IT general controls and related transactional-level controls;
•Improved the consistency of manually reviewing the appropriateness of changes to the ERP environment for proper authorization, testing, and implementation and deployed a change management tool to centrally retain this evidence, while continuing to enhance change management evidence and reviews for other relevant applications;
•Obtained and evaluated evidence of the continued operating effectiveness of controls for its ERP service organization as of and through fiscal year-end, which will be supplemented in future periods by periodic documented assessments; and

•Conducted end-to-end business process walkthroughs to identify the points in the process for each significant class of transactions where risks of material misstatement exist to validate the design and operational effectiveness of responsive controls, including application controls, such as system configuration, reports, automated jobs and interfaces. Based on these procedures, management is supplementing its existing review controls with certain preventative transaction-level controls to align with each point in the process where a reasonable possibility of material misstatement exists.

Management believes the foregoing efforts will remediate the material weakness, and these efforts are planned to be completed during fiscal 2025. In addition to the measures outlined above, remediation will be complete upon management’s consistent execution and validation through sufficient testing to support operational effectiveness.

Changes in internal control

Other than with respect to the remediation efforts discussed above, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Valvoline Inc. and Consolidated Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Valvoline Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Valvoline Inc. and Consolidated Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the aggregated control deficiencies in IT general controls for certain IT applications and the design of certain controls dependent on those relevant IT applications, which could affect most consolidated significant accounts and disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated November 22, 2024, which expressed an unqualified opinion thereon.

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
November 22, 2024

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

On August 27, 2024, Mr. R. Travis Dobbins, the Company’s Senior Vice President and Chief Technology Officer entered into a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Dobbins’ plan covers the sale of 100% of the net shares (after withholding of applicable taxes) of Valvoline common stock received in settlement of any earned performance share units (2,080 at target) for the fiscal 2022 to fiscal 2024 performance period. Mr. Dobbins’ Rule 10b5-1 Trading Plan expires upon the earlier of January 31, 2025, or the date all transactions pursuant to such trading plan are executed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of Valvoline’s executive officers and related information appears under the caption “Executive Officers of Valvoline” in Item 1 of Part I of this Annual Report on Form 10-K. The other information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2024 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2024 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2024 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2024 and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2024 and is incorporated herein by reference.

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

4.3	-	Description of Securities (incorporated by reference to Exhibit 4.5 to Valvoline’s Annual Report on 10-K (File No. 001-37884) filed on November 19, 2021).

The following Exhibits 10.1 through 10.20 are contracts, compensatory plans or arrangements, or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulations S-K.

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
Form of Performance Stock Unit Award Agreement pursuant to the 2016 Valvoline Inc. Incentive Plan (incorporated by reference to Exhibit 10.5 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on May 15, 2017).

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

10.16	-	Amendment to Ashland SERP, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.16 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.17	-	Amendment to Ashland SERP, effective as of September 1, 2016 (incorporated by reference to Exhibit 10.17 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 17, 2017).

10.18	-	Amendment to Ashland SERP, effective as of September 30, 2016 (incorporated by reference to Exhibit 10.8 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.19*	-	Valvoline Change in Control Severance Plan, as amended and restated, effective September 19, 2024.

10.20	-
Valvoline Severance Pay Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.4 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

10.21	-
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

10.22	-
Separation Agreement, dated as of September 22, 2016, by and between Ashland Inc. and Valvoline Inc. (incorporated by reference to Exhibit 10.15 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on December 19, 2016).

10.23	-
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

10.25	-
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

10.27	-
Supply Agreement by and between VGP Holdings LLC, Valvoline Inc. and Valvoline LLC, effective as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to Valvoline’s Quarterly Report on Form 10-Q (File No. 001-37884) filed on May 10, 2023).

10.28	-
Trademark Co-Existence Agreement by and between, on the one hand, Valvoline LLC, Valvoline Licensing and Intellectual Property LLC, and Valvoline Inc. and, on the other hand, VGP Holdings LLC and VGP IPCo LLC, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.2 to Valvoline’s Quarterly Report on Form 10-Q (File No. 001-37884) filed on May 10, 2023).

10.29	-
Letter Agreement to Equity Purchase Agreement, dated as of September 25, 2023, by and among Valvoline Inc., Aramco Valvoline Global Holding Corp., and Aramco Overseas B.V. (incorporated by reference to Exhibit 10.31 to Valvoline's Annual Report on Form 10-K (File No. 001-37884) filed on November 20, 2023).

19*	-	Securities Laws and Insider Trading Policy.

21*	-	List of Subsidiaries.

23.1*	-	Consent of Ernst & Young LLP.

24*	-	Power of Attorney.

31.1*	-	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	-	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	-	Valvoline Inc. Executive Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 97.1 to Valvoline’s Annual Report on Form 10-K (File No. 001-37884) filed on November 20, 2023).

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema Document.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.
**    Furnished herewith.
SM     Service mark, Valvoline Inc. or its subsidiaries, registered in various countries.
™     Trademark, Valvoline Inc. or its subsidiaries, registered in various countries.
†    Trademark owned by a third party.

Upon written or oral request, a copy of the above exhibits will be furnished at cost.

VALVOLINE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2024, 2023 and 2022
(In millions)
(A)	(B)	(C)			(D)	(E)
		Additions
Description	Balance at beginning of period	Charged to expenses	Charged to other accounts		Deductions	Balance at end of period
Current allowance for credit losses
Year ended September 30, 2024	$0.6	$0.6	$0.1		$—	$1.3
Year ended September 30, 2023	$4.6	$(0.6)	$(3.4)	(a)	$—	$0.6
Year ended September 30, 2022	$0.3	$4.5	$(0.2)		$—	$4.6
Allowances for loan losses
Year ended September 30, 2024	$2.4	$—	$0.2		$—	$2.6
Year ended September 30, 2023	$2.2	$—	$0.2		$—	$2.4
Year ended September 30, 2022	$2.1	$—	$0.1		$—	$2.2
Inventory excess and obsolete reserves
Year ended September 30, 2024	$1.1	$0.2	$—		$—	$1.3
Year ended September 30, 2023	$2.0	$(0.3)	$(0.6)	(a)	$—	$1.1
Year ended September 30, 2022	$0.8	$1.2	$—		$—	$2.0
Deferred tax asset valuation allowance
Year ended September 30, 2024	$3.0	$(2.0)	$—		$—	$1.0
Year ended September 30, 2023	$33.3	$(30.3)	$—		$—	$3.0
Year ended September 30, 2022	$31.8	$1.5	$—		$—	$33.3

(a) Includes currency translation and balances reclassified to held for sale within the Consolidated Balance Sheet.

ITEM 16.      FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer
Date: November 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 22, 2024.

Signatures	Capacity
/s/ Lori A. Flees	Chief Executive Officer and Director
Lori A. Flees	(Principal Executive Officer)

/s/ Mary E. Meixelsperger	Chief Financial Officer
Mary E. Meixelsperger	(Principal Financial Officer)

/s/ Dione R. Sturgeon	Vice President, Chief Accounting Officer and Controller
Dione R. Sturgeon	(Principal Accounting Officer)

*	Chairman of the Board and Director
Richard J. Freeland
*	Director
Gerald W. Evans, Jr.
*	Director
Carol H. Kruse
*	Director
Vada O. Manager
*	Director
Patrick S. Pacious
*	Director
Jennifer L. Slater
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	November 22, 2024