Form 10-Q
period 2024-12-31
VALVOLINE INC
filed 2025-02-06
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At February 3, 2025, there were 127,100,499 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions, except per share amounts - unaudited)	2024	2023
Net revenues	$414.3	$373.4
Cost of sales	261.4	238.6
Gross profit	152.9	134.8

Selling, general and administrative expenses	82.8	74.5
Net legacy and separation-related expenses	0.4	0.1
Other income, net	(74.1)	(2.6)
Operating income	143.8	62.8
Net pension and other postretirement plan (income) expenses	(0.9)	3.4
Net interest and other financing expenses	17.5	13.6
Income before income taxes	127.2	45.8
Income tax expense	33.3	11.9
Income from continuing operations	93.9	33.9
Loss from discontinued operations, net of tax	(2.3)	(2.0)
Net income	$91.6	$31.9

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.73	$0.26
Discontinued operations	(0.02)	(0.02)
Basic earnings per share	$0.71	$0.24

Diluted earnings (loss) per share
Continuing operations	$0.73	$0.26
Discontinued operations	(0.02)	(0.02)
Diluted earnings per share	$0.71	$0.24

Weighted average common shares outstanding
Basic	128.7	131.8
Diluted	129.5	132.7

Comprehensive income
Net income	$91.6	$31.9
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(6.5)	6.6
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.5)
Unrealized loss on cash flow hedges	—	(1.9)
Other comprehensive (loss) income	(6.9)	4.2
Comprehensive income	$84.7	$36.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2024	September 30 2024
Assets
Current assets
Cash and cash equivalents	$60.0	$68.3
Receivables, net	84.7	86.4
Inventories, net	38.0	39.7
Prepaid expenses and other current assets	30.0	61.0
Total current assets	212.7	255.4
Noncurrent assets
Property, plant and equipment, net	934.1	958.7
Operating lease assets	290.7	298.6
Goodwill and intangibles, net	689.5	705.6
Other noncurrent assets	222.8	220.4
Total noncurrent assets	2,137.1	2,183.3
Total assets	$2,349.8	$2,438.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	88.3	117.4
Accrued expenses and other liabilities	191.5	212.7
Total current liabilities	303.6	353.9
Noncurrent liabilities
Long-term debt	1,009.3	1,070.0
Employee benefit obligations	174.5	176.2
Operating lease liabilities	273.1	279.7
Other noncurrent liabilities	359.5	373.3
Total noncurrent liabilities	1,816.4	1,899.2
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 127.6 and 128.5 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	1.3	1.3
Paid-in capital	50.3	51.2
Retained earnings	175.2	123.2
Accumulated other comprehensive income	3.0	9.9
Stockholders' equity	229.8	185.6
Total liabilities and stockholders’ equity	$2,349.8	$2,438.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2024	2023
Cash flows from operating activities
Net income	$91.6	$31.9
Adjustments to reconcile net income to cash flows from operating activities:
Loss from discontinued operations	2.3	2.0
Gain on sale of operations	(71.2)	—
Depreciation and amortization	28.0	24.6
Stock-based compensation expense	2.0	2.4
Other, net	0.2	1.0
Change in operating assets and liabilities
Receivables	1.6	2.4
Inventories	(0.6)	3.0
Payables and accrued liabilities	(38.5)	(43.7)
Other assets and liabilities	26.0	(1.7)
Operating cash flows from continuing operations	41.4	21.9
Operating cash flows from discontinued operations	(0.2)	(2.0)
Total cash provided by operating activities	41.2	19.9
Cash flows from investing activities
Additions to property, plant and equipment	(53.6)	(42.3)
Acquisitions of businesses	(4.4)	(8.3)
Proceeds from sale of operations, net of cash disposed	121.0	—
Proceeds from investments	—	230.0
Other investing activities, net	1.0	(7.1)
Investing cash flows from continuing operations	64.0	172.3
Investing cash flows from discontinued operations	—	—
Total cash provided by investing activities	64.0	172.3
Cash flows from financing activities
Proceeds from borrowings	25.0	—
Repayments on borrowings	(85.9)	(5.9)
Repurchases of common stock, including excise taxes of $14.3 in fiscal 2025	(45.7)	(171.7)
Other financing activities	(6.1)	(7.1)
Financing cash flows from continuing operations	(112.7)	(184.7)
Financing cash flows from discontinued operations	—	—
Total cash used in financing activities	(112.7)	(184.7)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.1
(Decrease) increase in cash, cash equivalents and restricted cash	(8.3)	7.6
Cash, cash equivalents and restricted cash - beginning of period	68.7	413.1
Cash, cash equivalents and restricted cash - end of period	$60.4	$420.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Three months ended December 31, 2024
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6
Net income	—	—	—	91.6	—	91.6
Stock-based compensation, net of issuances	0.1	—	(0.9)	—	—	(0.9)
Repurchases of common stock	(1.0)	—	—	(39.6)	—	(39.6)
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2024	127.6	$1.3	$50.3	$175.2	$3.0	$229.8

	Three months ended December 31, 2023
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2
Net income	—	—	—	31.9	—	31.9
Stock-based compensation, net of issuances	0.2	—	(1.7)	—	—	(1.7)
Repurchases of common stock	(5.4)	—	—	(172.8)	—	(172.8)
Other comprehensive income, net of tax	—	—	—	—	4.2	4.2
Balance at December 31, 2023	129.6	$1.3	$46.3	$(0.2)	$17.4	$64.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Issued but not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance reportable segment disclosures. This guidance requires entities, including those with a single reportable segment, to disclose significant reportable segment expenses and other items regularly provided to the Chief Operating Decision Maker (“CODM”) that are included in a segment’s profit or loss measures. While the guidance enhances disclosures regarding the Company’s CODM and the information regularly provided to the CODM, including significant expenses, the adoption of this guidance will not impact the Company’s operating results, financial condition, or cash flows. The Company will adopt this guidance and applicable disclosures will be conformed retrospectively in the Annual Report on Form 10-K for the year ending September 30, 2025.

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

NOTE 2 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.4	$0.4	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	1.1	—	—	—	1.1
Deferred compensation investments	23.1	23.1	—	—	—
Total assets at fair value	$27.2	$23.5	$2.6	$—	$1.1

Other noncurrent liabilities
Deferred compensation obligations	$22.8	$—	$—	$—	$22.8
Total liabilities at fair value	$22.8	$—	$—	$—	$22.8

	As of September 30, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	1.9	—	—	—	1.9
Deferred compensation investments	23.0	23.0	—	—	—
Total assets at fair value	$27.8	$23.3	$2.6	$—	$1.9

Other noncurrent liabilities
Deferred compensation obligations	$22.3	$—	$—	$—	$22.3
Total liabilities at fair value	$22.3	$—	$—	$—	$22.3

(a)Funds measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy.

Fair value disclosures

Long-term debt is reported in the Company’s Condensed Consolidated Balance Sheets at carrying value, rather than fair value and is therefore excluded from the disclosure above of financial assets and liabilities measured at fair value within the condensed consolidated financial statements on a recurring basis. The fair value of the Company's outstanding fixed rate senior notes shown below is based on recent trading values, which is considered a Level 2 input within the fair value hierarchy.

	December 31, 2024			September 30, 2024
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$457.2	$530.6	$(4.4)	$478.5	$530.4	$(4.6)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 4 for details of the senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - DISPOSITIONS

In early December 2024, Valvoline completed the sale of 39 company-operated service center stores to a new franchisee. Upon completion of the transaction, Valvoline derecognized the net assets associated with the service center stores and recorded a gain of $73.9 million in Other income, net in the Condensed Consolidated Statements of Comprehensive Income during the three months ended December 31, 2024. This gain is preliminary and subject to final customary closing settlements.

NOTE 4 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	December 31 2024	September 30 2024
2031 Notes	$535.0	$535.0
Term Loan	433.4	439.4
Revolver (a)	70.0	125.0
Debt issuance costs and discounts	(5.3)	(5.6)
Total debt	1,033.1	1,093.8
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,009.3	$1,070.0

(a)As of December 31, 2024, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $401.5 million due to a reduction of $70.0 million from borrowings and $3.5 million for letters of credit outstanding.

Covenants and guarantees

The Company guaranteed future payments related to certain lease assignments in connection with refranchising retail stores and selling the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases, which have remaining terms ranging from one to 16 years. The undiscounted maximum potential future payments under the lease guarantees were $69.8 million as of December 31, 2024. In addition, the Company guarantees certain outstanding franchisee debt obligations that have remaining terms ranging from one month to five years and total $14.0 million as of December 31, 2024. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

As of December 31, 2024, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 5 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended December 31

(In millions)	2024	2023
Income tax expense	$33.3	$11.9
Effective tax rate percentage	26.2%	26.0%

The respective increases in income tax expense and effective tax rate for the three months ended December 31, 2024 is primarily driven by an increase in pre-tax income and unfavorable discrete items compared to favorable discrete items in the prior year.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement plan (income) expense:

	Pension benefits		Other postretirement benefits

(In millions)	2024	2023	2024	2023
Three months ended December 31
Interest cost	$17.4	$20.9	$0.3	$0.3
Expected return on plan assets	(18.0)	(17.2)	—	—
Amortization of prior service credits	—	—	(0.6)	(0.6)
Net periodic benefit (income) costs	$(0.6)	$3.7	$(0.3)	$(0.3)

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

NOTE 8 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended December 31

(In millions, except per share amounts)	2024	2023
Numerator
Income from continuing operations	$93.9	$33.9
Loss from discontinued operations, net of tax	(2.3)	(2.0)
Net income	$91.6	$31.9

Denominator
Weighted average common shares outstanding	128.7	131.8
Effect of potentially dilutive securities (a)	0.8	0.9
Weighted average diluted shares outstanding	129.5	132.7

Basic earnings (loss) per share
Continuing operations	$0.73	$0.26
Discontinued operations	(0.02)	(0.02)
Basic earnings per share	$0.71	$0.24

Diluted earnings (loss) per share
Continuing operations	$0.73	$0.26
Discontinued operations	(0.02)	(0.02)
Diluted earnings per share	$0.71	$0.24

(a)There were 0.2 million outstanding stock appreciation rights not included in the computation of diluted earnings per share in the three months ended December 31, 2023, respectively, because the effect would have been antidilutive.

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2024	September 30 2024	December 31 2023
Cash and cash equivalents - continuing operations	$60.0	$68.3	$420.7
Restricted cash - continuing operations (a)	0.4	0.4	—
Total cash, cash equivalents and restricted cash	$60.4	$68.7	$420.7

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	December 31 2024	September 30 2024
Current
Trade	$73.3	$73.2
Notes receivable from franchisees	5.7	5.4
Other	7.3	9.1
Receivables, gross	86.3	87.7
Allowance for credit losses	(1.6)	(1.3)
Receivables, net	$84.7	$86.4

Non-current (a)
Notes receivable	$2.5	$2.5
Other	4.5	4.4
Noncurrent notes receivable, gross	7.0	6.9
Allowance for losses	(2.6)	(2.6)
Noncurrent notes receivable, net	$4.4	$4.3

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended December 31

(In millions)	2024	2023
Net revenues transferred at a point in time	$394.1	$355.9
Franchised revenues transferred over time	20.2	17.5
Net revenues	$414.3	$373.4

The following table summarizes net revenues by category:

	Three months ended December 31

(In millions)	2024	2023
Retail Services
Oil changes and related fees	$301.7	$277.5
Non-oil changes and related fees	91.4	78.2
Franchise fees and other	21.2	17.7
Total	$414.3	$373.4

NOTE 10 – SUBSEQUENT EVENTS

Share repurchases

The Company repurchased 0.6 million of its shares for an aggregate amount of $20.5 million from January 1, 2025 through February 3, 2025. These repurchases leave $325.0 million in authority remaining as of February 3, 2025 under the authorization announced during July 2024 from the Valvoline Board of Directors (the “Board”) to repurchase up to $400.0 million of common stock which has no expiration date (the “2024 Share Repurchase Authorization”).

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, executing on the growth strategy to create shareholder value by driving the full potential in the Company’s core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc; realizing the benefits from the refranchising transactions; and future opportunities for the stand-alone retail business; and any other statements regarding Valvoline's future operations, financial or operating results, capital allocation, debt leverage ratio, anticipated business levels, dividend policy, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends,” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q. Unless otherwise noted, disclosures within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relate solely to the Company's continuing operations.

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance. Valvoline Inc. is creating shareholder value by driving the full potential in its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with about 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 2,000 service center locations through its Valvoline Instant Oil ChangeSM and Great Canadian Oil Change retail locations and supports nearly 270 locations through its Express CareTM platform.

BUSINESS STRATEGY

As a pure play automotive retail services provider and the trusted leader in preventive automotive maintenance, Valvoline is well positioned to create long-term shareholder value through executing the Company’s strategic initiatives, which include:

•Driving the full potential of the core business through increasing market share and improving operational efficiency in existing stores by building on Valvoline’s strong foundation in marketing, technology, and data insights;

•Aggressively growing the retail footprint with company-operated store growth and an increased emphasis on franchisee store growth; and

•Targeting customer and service expansion with a focus on fleet business, driving non-oil change service penetration, and meeting the needs of the evolving car parc.

FIRST FISCAL QUARTER 2025 OVERVIEW

The following were the significant events for the first fiscal quarter of 2025, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 11% over the prior year period driven by system-wide same-store sales ("SSS") growth of 8.0% and the addition of 155 net store additions to the system from the prior year.

•Income from continuing operations grew 177% to $93.9 million and diluted earnings per share increased 181% to $0.73 in the three months ended December 31, 2024 compared to the prior year period. This growth was primarily attributable the gain recognized from refranchising initiatives intended to accelerate franchise store growth, in addition to gross profit expansion from operations.

•Adjusted EBITDA increased 14% over the prior year period driven by strong top-line growth from higher average ticket, increased transactions, and unit growth. Additional benefits from operational efficiencies in labor and materials costs were partially offset by growth investments in selling, general and administrative expenses.

•The Company returned $39.3 million to its shareholders during the quarter through repurchases of 1.0 million shares of Valvoline common stock.

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

Net revenues are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. For the periods presented herein, SSS is defined as net revenues of U.S. Valvoline Instant Oil ChangeSM (VIOCSM) stores (company-operated, franchised and the combination of these for system-wide SSS) with same stores defined at the beginning of the month following the completion of 12 full months in operation within the system.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended December 31:

	Three months ended December 31
	2024		2023
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$414.3	100.0%	$373.4	100.0%
Gross profit	$152.9	36.9%	$134.8	36.1%
Net operating expenses	$9.1	2.2%	$72.0	19.3%
Operating income	$143.8	34.7%	$62.8	16.8%
Income from continuing operations	$93.9	22.7%	$33.9	9.1%

EBITDA (a)	$172.7	41.7%	$84.0	22.5%
Adjusted EBITDA (a)	$102.8	24.8%	$90.2	24.2%

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended December 31
	2024	2023
System-wide store sales - in millions (a)	$820.3	$722.9
Year-over-year growth (a)	13.5%	12.3%

Same-store sales growth (b)
Company-operated	8.2%	6.2%
Franchised (a)	7.8%	8.0%
System-wide (a)	8.0%	7.2%

	Number of stores at end of period
	First Quarter 2025	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024	First Quarter 2024
Company-operated	932	950	937	919	895
Franchised (a)	1,113	1,060	1,024	1,009	995
Total system-wide stores (a)	2,045	2,010	1,961	1,928	1,890

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Beginning in fiscal 2025, Valvoline determines SSS growth as the year-over-year change in net revenues of U.S. VIOC same stores (company-operated, franchised and the combination of these for system-wide SSS) with same stores defined as those that have been in operation within the system for at least 12 full months. Previously, SSS was determined utilizing net revenues of U.S. VIOC stores, with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation. Prior period measures presented herein have been revised to conform with the current approach.

Net revenues

Net revenues increased $40.9 million, or 11.0% for the three months ended December 31, 2024 compared to the prior year period. System-wide SSS grew 8.0% year-over-year, driven by balanced contribution from both average ticket and transactions. Average ticket benefited from increased non-oil change service penetration, premiumization, as well as pricing, while transaction growth reflected an expanding customer base. Additionally, net revenue growth was supported by the addition of 155 net new stores over the prior year, which was partially offset by lower net revenues due to the recent refranchising transactions. The following reconciles the year-over-year change in net revenues:

Gross profit

Gross profit increased $18.1 million, or 13.4%, for the three months ended December 31, 2024 compared to the prior year period. Profitability rose largely due to volume expansion from transaction and store growth, in addition to mix improvements from non-oil change service penetration and premiumization. Cost management from labor and materials also supported profit expansion and were partially offset by higher store operating expenses, including higher depreciation. The following reconciles the year-over-year change in gross profit:

Gross profit margin improved in the three months ended December 31, 2024 compared to the prior year, driven by increased labor efficiency from effective management and scheduling, modestly lower product costs, along with benefits from service mix. This margin leverage was partially offset by higher operating expenses, primarily new store depreciation.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended December 31:

	Three months ended December 31
	2024		2023
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$82.8	20.0%	$74.5	20.0%
Net legacy and separation-related expenses	0.4	0.1%	0.1	—%
Other income, net	(74.1)	(17.9)%	(2.6)	(0.7)%
Net operating expenses	$9.1	2.2%	$72.0	19.3%

Selling, general and administrative expenses increased $8.3 million for the three months ended December 31, 2024 compared to the prior year primarily due to investments to drive continued growth and support scaling of the business. These investments were led by technology, talent and advertising to support the growing stand-alone retail business and its customer base.

Net legacy and separation-related expenses increased $0.3 million for the three months ended December 31, 2024 compared to the prior year due to certain limited realignment expenses incurred to support the stand-alone retail business following the sale of the former Global Products reportable segment.

Other income, net increased $71.5 million in the three months ended December 31, 2024 compared to the prior year primarily driven by the $73.9 million gain on sale of operations recognized commensurate with closing a refranchising transaction to sell company-owned service center stores to a new franchisee.

Net pension and other postretirement plan activity

Net pension and other postretirement plan activity was favorable from the prior year by $4.3 million. The benefits were generally attributable to higher recurring expected returns on plan assets and lower interest cost as a result of the decline in discount rates in the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $3.9 million for the three months ended December 31, 2024 due to a $6.9 million decline in interest income partially offset by lower interest expense on borrowings. Lower interest income was driven by the invested net proceeds from the sale of Global Products that fully matured in the second quarter of fiscal 2024 and were utilized to repurchase the 4.250% senior unsecured notes with an aggregate principal amount of $600.0 million in the third quarter of fiscal 2024. This repurchase drove lower outstanding borrowings and reductions in interest expense in fiscal 2025 that were partially offset by lower interest expense benefits due to the prior year maturity of interest rate swaps.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended December 31

(In millions)	2024	2023
Income tax expense	$33.3	$11.9
Effective tax rate percentage	26.2%	26.0%

The increases in income tax expense and effective tax rate for the three months ended December 31, 2024 is primarily driven by an increase in pre-tax income and unfavorable discrete items compared to favorable discrete items in the prior year.

Loss from discontinued operations, net of tax

The following summarizes Loss from discontinued operations, net of tax for the current and prior year periods:

	Three months ended December 31

(In millions)	2024	2023
Loss from discontinued operations, net of tax	$(2.3)	$(2.0)

The loss from discontinued operations, net of tax increased $0.3 million in the three months ended December 31, 2024 from the prior year due to a $2.1 million increase in discrete tax expense and was partially offset by lower costs associated with the separation of processes and systems related to the sale of Global Products in March 2023.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended December 31
(In millions)	2024	2023
Income from continuing operations	$93.9	$33.9
Income tax expense	33.3	11.9
Net interest and other financing expenses	17.5	13.6
Depreciation and amortization	28.0	24.6
EBITDA from continuing operations (a)	172.7	84.0
Net pension and other postretirement plan (income) expenses (b)	(0.9)	3.4
Net legacy and separation-related expenses (c)	0.4	0.1
Information technology transition costs (d)	1.5	2.7
Investment and divestiture-related income (e)	(70.9)	—
Adjusted EBITDA from continuing operations (a)	$102.8	$90.2

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.

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

(d)
Consists of expenses incurred related to the Company’s information technology transitions, primarily efforts related to implementing stand-alone enterprise resource planning and human resource information systems that generally began in fiscal 2023 following the sale of the former Global Products reportable segment. These expenses include data conversion, temporary support, training, and redundant expenses incurred from duplicative technology platforms, which are incremental costs directly associated with technology transitions and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.

(e)
Consists of activity associated with significant acquisitions, investments and divestitures, including legal, advisory and consulting fees, such as diligence costs, in addition to gains or losses recognized upon disposition and expense recognized to reduce the carrying values of investments determined to be impaired. These costs are not considered to be reflective of the underlying performance of the Company’s ongoing continuing operations.

Adjusted EBITDA from continuing operations increased $12.6 million for the three months ended December 31, 2024 compared to the prior year period driven by strong operational performance, which was partially offset by increased SG&A investments to support the stand-alone business and future growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31:

(In millions)	2024	2023
Cash provided by (used in):
Operating activities	$41.4	$21.9
Investing activities	$64.0	$172.3
Financing activities	$(112.7)	$(184.7)

Operating activities

The increase in cash flows provided by operating activities of $19.5 million from the prior year was due to higher cash earnings and lower interest payments. These favorable changes were partially offset by unfavorable changes in net working capital primarily driven by the timing of payments.

Investing activities

The decrease in cash flow provided by investing activities of $108.3 million was substantially driven by net proceeds from investments of $230.0 million during the prior year and increased capital expenditures of $11.3 million in the current year to support store growth. These year-over-year changes in investing cash flows were partially offset by increased proceeds from the sale of operations, net of cash disposed, primarily driven by completing a refranchising transaction in the current year for $121.0 million.

Financing activities

Cash flows used in financing activities decreased $72.0 million from the prior year due to a $140.3 million reduction in share repurchases, partially offset by $14.3 million in payments of excise taxes on share repurchases and a $55.0 million increase in net repayments on borrowings.

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

	Three months ended December 31
(In millions)	2024	2023
Cash flows provided by operating activities	$41.4	$21.9
Less: Maintenance capital expenditures	(5.7)	(7.0)
Discretionary free cash flow	35.7	14.9
Less: Growth capital expenditures	(47.9)	(35.3)
Free cash flow	$(12.2)	$(20.4)

The increase in free cash flow from continuing operations over the prior year was driven primarily by higher cash flows provided by operating activities as described above. This increase was partially offset by higher capital expenditures in the current year from new store construction as the Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Debt

Approximately 52% of Valvoline's outstanding borrowings at December 31, 2024 had fixed interest rates, with the remainder bearing variable rates. As of December 31, 2024, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $401.5 million under its Revolver.

Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

During the three months ended December 31, 2024, the Company repurchased 1.0 million shares of its common stock for $39.3 million. As of December 31, 2024, $345.5 million remained available for repurchase under the 2024 Share Repurchase Authorization. Additionally, the Company repurchased 0.6 million shares for an aggregate amount of $20.5 million from January 1, 2025 through February 3, 2025 pursuant to the 2024 Share Repurchase Authorization, leaving $325.0 million in aggregate repurchase authority remaining as of February 3, 2025.

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

Summary

Valvoline had cash and cash equivalents of $60.0 million, total debt of $1,033.1 million, and total remaining borrowing capacity of $401.5 million as of December 31, 2024. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the three months ended December 31, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2024.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of December 31, 2024 due to the material weakness, management continued performing additional analyses and other procedures, including enhancing certain manual procedures and controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Changes in Internal Control

Other than with respect to the remediation efforts discussed below, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

The sale of the former Global Products reportable segment on March 1, 2023 resulted in material changes in the Company’s internal control over financial reporting, including the implementation of a new enterprise resource planning system (“ERP”) on January 1, 2024. A material weakness in internal control over financial reporting was initially reported during the quarter ended March 31, 2024 due to the ERP implementation and the related ineffective information technology general controls (“ITGCs”) and design of certain business process controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, the Company did not ensure adequate (a) user access controls for certain applications to ensure segregation of duties risks were addressed and that user and privileged access reviews were completed timely and sufficiently evidenced, (b) change management controls for certain applications, including sufficient documentation of effectiveness of underlying tools and evaluation of all potential risks, (c) evidence of the effectiveness of controls at its third party IT service organization hosting the ERP, and (d) design for certain business process controls (automated and manual), including those that are dependent on effective ITGCs. While significant progress has been made to address the control deficiencies, a material weakness continued to exist as of December 31, 2024.

Although management has performed procedures to gain comfort that the consolidated financial statements are fairly stated in all material respects, these control deficiencies aggregate to allow for the possibility that material misstatements could impact most financial statement accounts and disclosures that may not be prevented or detected. Accordingly, these control deficiencies aggregate within the control activities component of the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control - Integrated Framework and constitute a material weakness. The material weakness did not result in any identified material misstatements to the consolidated financial statements.

Remedial Measures

Management has been actively developing, executing, and enhancing its remedial efforts, which began during the quarter ended March 31, 2024 following the ERP implementation. The remedial efforts include the following:

•Established a plan to stabilize the ERP for the classes of transactions with inadequate initial system design, including the continued execution of manual control activities, analyses and procedures to address the periods of time with systematic deficiencies;
•Enhanced the design of access controls, including reviews of ERP privileged access and segregation of duties in user provisioning to increase the rigor of review and centrally retain supporting evidence, while continuing to enhance the reviews and documentation retained to support reviews of segregation of duties conflicts and user access within certain other relevant applications;
•Implemented tools to directly oversee access and change management for a key application that was previously managed by a third party;
•Increased the support of an outside consulting firm to enhance management’s remediation efforts, including advice regarding best practices for documentation, design and execution of IT general controls and related transactional-level controls;
•Improved the consistency of manually reviewing the appropriateness of changes to the ERP environment for proper authorization, testing, and implementation and deployed a change management tool to centrally retain this evidence, while continuing to enhance change management evidence and reviews for other relevant applications;
•Obtained and evaluated evidence of the continued operating effectiveness of controls for its ERP service organization as of and through the prior fiscal year end, which will be supplemented in fiscal 2025 with timely documented assessments; and
•Conducted end-to-end business process walkthroughs to identify the points in the process for each significant class of transactions where risks of material misstatement exist to validate the design and operational effectiveness of responsive controls, including application controls, such as system configuration, reports, automated jobs and interfaces. Based on these procedures, management is supplementing its pre-existing review controls with certain preventative transaction-level controls to align with each point in the process where a reasonable possibility of material misstatement exists.

Management believes completion of the foregoing efforts will result in implementing appropriately designed remedial plans to address the material weakness and expects these efforts to be completed during fiscal 2025. Following implementation of the measures outlined above, remediation will be considered complete upon management’s consistent execution and subsequent validation of operational effectiveness through sufficient testing.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, Ms. Carol H. Kruse, a Company Director, and Mr. Jonathan L. Caldwell, the Company’s Senior Vice President and Chief People Officer, entered into Rule 10b5-1 Trading Plans with their brokers. Ms. Kruse entered into a Rule 10b5-1 Trading Plan on November 22, 2024, for the sale of up to 3,740 shares of Valvoline common stock. Ms. Kruse’s Rule 10b5-1 Trading Plan expires upon the earlier of February 28, 2025 or the date all trades pursuant to such trading plan are executed. Mr. Caldwell entered into a Rule 10b5-1 Trading Plan on November 29, 2024, for the sale of up to 3,835 shares of Valvoline common stock and to exercise up to 8,877 stock appreciation rights and sell the shares, net of amounts withheld by the Company for the exercise price and applicable withholding taxes. Mr. Caldwell’s Rule 10b5-1 Trading Plan expires upon the earlier of December 1, 2025 or the date all trades pursuant to such trading plan are executed.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes to the Company’s risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s common stock during the three months ended December 31, 2024 pursuant to the 2024 Share Repurchase Authorization were:

Monthly period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2024 - October 31, 2024	239,384	$41.06	239,384	$375.0
November 1, 2024 - November 30, 2024	101,073	$39.57	101,073	$371.0
December 1, 2024 - December 31, 2024	678,689	$37.57	678,689	$345.5
Total	1,019,146	$38.59	1,019,146

ITEM 6.  EXHIBITS

31.1*	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

February 6, 2025	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer