Form 10-Q
period 2025-03-31
VALVOLINE INC
filed 2025-05-08
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At May 5, 2025, there were 127,111,680 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share amounts - unaudited)	2025	2024	2025	2024
Net revenues	$403.2	$388.7	$817.5	$762.1
Cost of sales	252.7	242.5	514.1	481.1
Gross profit	150.5	146.2	303.4	281.0

Selling, general and administrative expenses	86.3	72.3	169.1	146.8
Net legacy and separation-related expenses	0.8	—	1.2	0.1
Other income, net	(3.5)	(2.5)	(77.6)	(5.1)
Operating income	66.9	76.4	210.7	139.2
Net pension and other postretirement plan (income) expenses	(0.9)	3.6	(1.8)	7.0
Net interest and other financing expenses	16.9	15.5	34.4	29.1
Income before income taxes	50.9	57.3	178.1	103.1
Income tax expense	12.6	14.0	45.9	25.9
Income from continuing operations	38.3	43.3	132.2	77.2
Loss from discontinued operations, net of tax	(0.7)	(1.9)	(3.0)	(3.9)
Net income	$37.6	$41.4	$129.2	$73.3

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.30	$0.33	$1.03	$0.59
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Basic earnings per share	$0.29	$0.32	$1.01	$0.56

Diluted earnings (loss) per share
Continuing operations	$0.30	$0.33	$1.02	$0.59
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Diluted earnings per share	$0.29	$0.32	$1.00	$0.56

Weighted average common shares outstanding
Basic	127.6	129.8	128.2	130.8
Diluted	128.2	130.7	128.9	131.7

Comprehensive income
Net income	$37.6	$41.4	$129.2	$73.3
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(0.1)	(2.5)	(6.6)	4.1
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.4)	(0.8)	(0.9)
Unrealized loss on cash flow hedges	—	(1.4)	—	(3.3)
Other comprehensive loss	(0.5)	(4.3)	(7.4)	(0.1)
Comprehensive income	$37.1	$37.1	$121.8	$73.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2025	September 30 2024
Assets
Current assets
Cash and cash equivalents	$61.9	$68.3
Receivables, net	86.1	86.4
Inventories, net	41.5	39.7
Prepaid expenses and other current assets	40.5	61.0
Total current assets	230.0	255.4
Noncurrent assets
Property, plant and equipment, net	995.5	958.7
Operating lease assets	313.2	298.6
Goodwill and intangibles, net	690.8	705.6
Other noncurrent assets	223.1	220.4
Total noncurrent assets	2,222.6	2,183.3
Total assets	$2,452.6	$2,438.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	102.5	117.4
Accrued expenses and other liabilities	189.3	212.7
Total current liabilities	315.6	353.9
Noncurrent liabilities
Long-term debt	1,051.9	1,070.0
Employee benefit obligations	171.5	176.2
Operating lease liabilities	295.2	279.7
Other noncurrent liabilities	369.7	373.3
Total noncurrent liabilities	1,888.3	1,899.2
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 127.1 and 128.5 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	1.3	1.3
Paid-in capital	52.8	51.2
Retained earnings	192.1	123.2
Accumulated other comprehensive income	2.5	9.9
Stockholders' equity	248.7	185.6
Total liabilities and stockholders’ equity	$2,452.6	$2,438.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2025	2024
Cash flows from operating activities
Net income	$129.2	$73.3
Adjustments to reconcile net income to cash flows from operating activities:
Loss from discontinued operations	3.0	3.9
Gain on sale of operations	(71.7)	—
Depreciation and amortization	56.4	50.2
Stock-based compensation expense	4.6	4.9
Other, net	1.0	1.4
Change in operating assets and liabilities
Receivables	(2.5)	(23.1)
Inventories	(4.0)	(4.7)
Payables and accrued liabilities	(22.6)	4.2
Other assets and liabilities	(0.2)	(18.0)
Operating cash flows from continuing operations	93.2	92.1
Operating cash flows from discontinued operations	(4.8)	(3.9)
Total cash provided by operating activities	88.4	88.2
Cash flows from investing activities
Additions to property, plant and equipment	(105.4)	(87.2)
Acquisitions of businesses	(9.6)	(21.3)
Proceeds from sale of operations, net of cash disposed	121.0	(3.7)
Proceeds from investments	6.0	350.0
Other investing activities, net	(1.7)	(7.2)
Investing cash flows from continuing operations	10.3	230.6
Investing cash flows from discontinued operations	—	—
Total cash provided by investing activities	10.3	230.6
Cash flows from financing activities
Proceeds from borrowings	75.0	—
Repayments on borrowings	(91.9)	(11.8)
Repurchases of common stock, including excise taxes of $16.4 in fiscal 2025	(76.8)	(212.2)
Other financing activities, net	(10.7)	(13.6)
Financing cash flows from continuing operations	(104.4)	(237.6)
Financing cash flows from discontinued operations	—	—
Total cash used in financing activities	(104.4)	(237.6)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	0.2
(Decrease) increase in cash, cash equivalents and restricted cash	(6.4)	81.4
Cash, cash equivalents and restricted cash - beginning of period	68.7	413.1
Cash, cash equivalents and restricted cash - end of period	$62.3	$494.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Six months ended March 31, 2025
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6
Net income	—	—	—	91.6	—	91.6
Stock-based compensation, net of issuances	0.1	—	(0.9)	—	—	(0.9)
Repurchases of common stock	(1.0)	—	—	(39.6)	—	(39.6)
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2024	127.6	$1.3	$50.3	$175.2	$3.0	$229.8
Net income	—	—	—	37.6	—	37.6
Stock-based compensation, net of issuances	0.1	—	2.5	—	—	2.5
Repurchases of common stock	(0.6)	—	—	(20.7)	—	(20.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2025	127.1	$1.3	$52.8	$192.1	$2.5	$248.7

	Six months ended March 31, 2024
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2
Net income	—	—	—	31.9	—	31.9
Stock-based compensation, net of issuances	0.2	—	(1.7)	—	—	(1.7)
Repurchases of common stock	(5.4)	—	—	(172.8)	—	(172.8)
Other comprehensive income, net of tax	—	—	—	—	4.2	4.2
Balance at December 31, 2023	129.6	$1.3	$46.3	$(0.2)	$17.4	$64.8
Net income	—	—	—	41.4	—	41.4
Stock-based compensation, net of issuances	0.2	—	(1.0)	—	—	(1.0)
Repurchases of common stock	(1.0)	—	—	(40.8)	—	(40.8)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Balance at March 31, 2024	128.8	$1.3	$45.3	$0.4	$13.1	$60.1

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

NOTE 2 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of March 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	3.6	—	—	—	3.6
Deferred compensation investments	16.9	16.9	—	—	—
Total assets at fair value	$23.4	$17.2	$2.6	$—	$3.6

Other noncurrent liabilities
Deferred compensation obligations	$17.9	$—	$—	$—	$17.9
Total liabilities at fair value	$17.9	$—	$—	$—	$17.9

	As of September 30, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	1.9	—	—	—	1.9
Deferred compensation investments	23.0	23.0	—	—	—
Total assets at fair value	$27.8	$23.3	$2.6	$—	$1.9

Other noncurrent liabilities
Deferred compensation obligations	$22.3	$—	$—	$—	$22.3
Total liabilities at fair value	$22.3	$—	$—	$—	$22.3

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

	March 31, 2025			September 30, 2024
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$465.6	$530.7	$(4.3)	$478.5	$530.4	$(4.6)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 4 for details of the senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - DISPOSITIONS

In early December 2024, Valvoline completed the sale of 39 company-operated service center stores to a new franchisee and recognized a pre-tax gain on sale within Other income, net in the Condensed Consolidated Statements of Comprehensive Income. The pre-tax gain on sale recognized during the six months ended March 31, 2025 was $74.2 million and reflects the finalization of certain customary post-closing settlements in the second quarter of fiscal 2025.

NOTE 4 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	March 31 2025	September 30 2024
2031 Notes	$535.0	$535.0
Term Loan A	427.5	439.4
Revolver (a)	120.0	125.0
Debt issuance costs and discounts	(6.8)	(5.6)
Total debt	1,075.7	1,093.8
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,051.9	$1,070.0

(a)As of March 31, 2025, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $351.5 million due to a reduction of $120.0 million from borrowings and $3.5 million for letters of credit outstanding.

Covenants and guarantees

The Company guaranteed future payments related to certain leases assigned in connection with refranchising retail stores and selling the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases, which have remaining terms ranging from nine months to 15 years. The undiscounted maximum potential future payments under the lease guarantees were $67.8 million as of March 31, 2025. In addition, the Company guarantees certain outstanding franchisee debt obligations that have remaining terms ranging from two to five years and total $12.4 million as of March 31, 2025. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

As of March 31, 2025, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 5 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended March 31		Six months ended March 31

(In millions)	2025	2024	2025	2024
Income tax expense	$12.6	$14.0	$45.9	$25.9
Effective tax rate percentage	24.8%	24.4%	25.8%	25.1%

The changes in income tax expense year-over-year for the three and six months ended March 31, 2025 were principally driven by pre-tax earnings. Additionally, the modestly higher effective tax rates year-over-year were primarily attributed to decreases in the favorable impact of discrete tax benefits compared to the prior year periods.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of pension and other postretirement plan (income) expense:

	Pension benefits		Other postretirement benefits

(In millions)	2025	2024	2025	2024
Three months ended March 31
Interest cost	$17.5	$20.9	$0.2	$0.3
Expected return on plan assets	(18.1)	(17.1)	—	—
Amortization of prior service credits	—	—	(0.5)	(0.5)
Net periodic benefit (income) costs	$(0.6)	$3.8	$(0.3)	$(0.2)

Six months ended March 31
Interest cost	$34.9	$41.8	$0.5	$0.6
Expected return on plan assets	(36.1)	(34.3)	—	—
Amortization of prior service credit	—	—	(1.1)	(1.1)
Net periodic benefit (income) costs	$(1.2)	$7.5	$(0.6)	$(0.5)

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

NOTE 8 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended March 31		Six months ended March 31

(In millions, except per share amounts)	2025	2024	2025	2024
Numerator
Income from continuing operations	$38.3	$43.3	$132.2	$77.2
Loss from discontinued operations, net of tax	(0.7)	(1.9)	(3.0)	(3.9)
Net income	$37.6	$41.4	$129.2	$73.3

Denominator
Weighted average common shares outstanding	127.6	129.8	128.2	130.8
Effect of potentially dilutive securities (a)	0.6	0.9	0.7	0.9
Weighted average diluted shares outstanding	128.2	130.7	128.9	131.7

Basic earnings (loss) per share
Continuing operations	$0.30	$0.33	$1.03	$0.59
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Basic earnings per share	$0.29	$0.32	$1.01	$0.56

Diluted earnings (loss) per share
Continuing operations	$0.30	$0.33	$1.02	$0.59
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Diluted earnings per share	$0.29	$0.32	$1.00	$0.56

(a)There were 0.1 million outstanding stock appreciation rights not included in the computation of diluted earnings per share in the three months ended March 31, 2025 and 2024, respectively, and 0.1 million and 0.2 million in the six months ended March 31, 2025 and 2024, respectively, because the effect would have been antidilutive.

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2025	September 30 2024	March 31 2024
Cash and cash equivalents - continuing operations	$61.9	$68.3	$494.5
Restricted cash - continuing operations (a)	0.4	0.4	—
Total cash, cash equivalents and restricted cash	$62.3	$68.7	$494.5

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	March 31 2025	September 30 2024
Current
Trade	$79.3	$73.2
Notes receivable from franchisees	5.9	5.4
Other	3.2	9.1
Receivables, gross	88.4	87.7
Allowance for credit losses	(2.3)	(1.3)
Receivables, net	$86.1	$86.4

Non-current (a)
Notes receivable	$2.6	$2.5
Other	4.4	4.4
Noncurrent notes receivable, gross	7.0	6.9
Allowance for losses	(2.7)	(2.6)
Noncurrent notes receivable, net	$4.3	$4.3

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended March 31		Six months ended March 31

(In millions)	2025	2024	2025	2024
Net revenues transferred at a point in time	$381.7	$370.1	$775.8	$726.0
Franchised revenues transferred over time	21.5	18.6	41.7	36.1
Net revenues	$403.2	$388.7	$817.5	$762.1

The following table summarizes net revenues by category:

	Three months ended March 31		Six months ended March 31

(In millions)	2025	2024	2025	2024
Retail Services
Oil changes and related fees	$291.0	$283.2	$592.7	$560.7
Non-oil changes and related fees	89.9	86.8	181.3	165.0
Franchise fees and other	22.3	18.7	43.5	36.4
Total	$403.2	$388.7	$817.5	$762.1

NOTE 10 – SUBSEQUENT EVENTS

During the second quarter of fiscal 2025, Valvoline signed a definitive agreement to acquire Breeze Autocare from Greenbriar Equity Group (“Greenbriar”), subject to the satisfaction of customary closing conditions and regulatory approvals. Breeze Autocare is an independent provider of automotive quick lube and other preventive maintenance services that operates predominantly under the Oil Changers brand. Under the terms of the agreement, Valvoline will acquire the business for a base purchase price of $625 million in cash, subject to customary and other closing adjustments, which include those related to certain acquisitions and real estate transactions completed by Breeze Autocare between signing and closing. The purchase price is intended to be funded with a Term Loan B that will be issued and effective commensurate with closing the acquisition.

On April 9, 2025, Valvoline and Greenbriar each received a Request for Additional Information and Documentary Material (the “Second Request”) from the Federal Trade Commission (“FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The Second Request extends the waiting period imposed by the HSR Act until 30 days after Valvoline and Greenbriar have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement among Valvoline, Greenbriar and the FTC. Valvoline is continuing to work toward gaining regulatory approval to close the transaction.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed transaction to acquire Breeze Autocare, including its Oil Changers stores, the expected timetable for obtaining regulatory approval and completing the proposed transaction, and the benefits and synergies of the proposed transaction; executing on the growth strategy to create shareholder value by driving the full potential in Valvoline’s core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc; realizing the benefits from acquisitions and refranchising transactions; and future opportunities for the stand-alone retail business; and any other statements regarding Valvoline's future operations, financial or operating results, capital allocation, debt leverage ratio, anticipated business levels, dividend policy, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends,” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

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

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline Inc. is creating shareholder value by driving the full potential in its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with about 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises approximately 2,100 service center locations through its Valvoline Instant Oil ChangeSM (VIOCSM) and Great Canadian Oil Change retail locations and supports over 260 locations through its Express CareTM platform.

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

RECENT DEVELOPMENTS

On February 20, 2025, Valvoline announced that it signed a definitive agreement to acquire Breeze Autocare from Greenbriar. Breeze Autocare is an independent provider of automotive quick lube and other preventive maintenance services that operates nearly 200 stores across 17 states, predominantly under the Oil Changers brand, with an extensive footprint in California, Texas, and the Midwest. Valvoline will acquire the business for approximately $625 million in cash, which Valvoline intends to fund with a newly issued Term Loan B commensurate with the closing of the acquisition.

On April 9, 2025, Valvoline and Greenbriar each received a Second Request from the FTC pursuant to the HSR Act. The Second Request extends the waiting period imposed by the HSR Act until 30 days after Valvoline and Greenbriar have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement among Valvoline, Greenbriar and the FTC. Valvoline is continuing to work toward gaining regulatory approval to close the transaction.

SECOND FISCAL QUARTER 2025 OVERVIEW

The following were the significant events for the second fiscal quarter of 2025, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 4% over the prior year period driven by system-wide same-store sales ("SSS") growth of 5.8% and the addition of 150 net store additions to the system from the prior year. Revenue growth was moderated by a $25.7 million decrease due to refranchising transactions.

•Income from continuing operations declined 12% to $38.3 million and diluted earnings per share decreased 9% to $0.30 in the three months ended March 31, 2025 compared to the prior year period. These year-over-year declines were driven by increased investments in selling, general, and administrative expenses and the impact from refranchising transactions that more than offset the benefits from gross profit expansion and favorable recurring pension and other postretirement activity.

•Adjusted EBITDA declined 1% over the prior year due to continued growth investments in selling, general and administrative expenses and company-operated store profits that transitioned to franchise fee income due to the recent refranchising transactions. These impacts were partially offset by underlying profit growth driven by top-line expansion from higher ticket due to premiumization, pricing, and increased non-oil change service penetration.

•The Company returned $20.5 million to its shareholders during the quarter through repurchases of 0.6 million shares of Valvoline common stock, which brought year-to-date repurchases to $59.8 million. Share repurchases have been paused in anticipation of completing the Breeze acquisition.

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

•Free cash flow - cash flows from operating activities less total capital expenditures, comprised of growth and maintenance, further described below; and

•Free cash flow excluding growth capital expenditures - cash flows from operating activities less maintenance capital expenditures.

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

Management uses free cash flow and free cash flow excluding growth capital expenditures as additional non-GAAP metrics of cash flow generation. By including capital expenditures, management is able to provide an indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Free cash flow includes the impact of capital expenditures, providing a supplemental view of cash generation. Free cash flow excluding growth capital expenditures includes maintenance capital expenditures, which are uses of cash that are necessary to maintain the Company's existing business operations, including its retail service center store network, service portfolio, and support functions. Free cash flow excluding growth capital expenditures provides a supplemental view of cash flow generation before investments in growth capital, which expand future business operations, including the opening or expansion of retail service center stores and service capabilities. Free cash flow and free cash flow excluding growth capital expenditures have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash expenditures, such as mandatory debt repayments.

The non-GAAP measures used by management exclude key items. Key items are often related to legacy matters or market-driven events considered by management to not be reflective of the ongoing operating performance. Key items may consist of adjustments related to: legacy businesses, including the separation from Valvoline's former parent company, the sale of the former Global Products reportable segment, and the associated impacts of related activity and indemnities; non-service pension and other postretirement plan activity; restructuring-related matters, including organizational restructuring plans, significant acquisitions or divestitures, debt extinguishment and modification, and tax reform legislation; in addition to other matters that management considers non-operational, infrequent or unusual in nature.

Details with respect to the description and composition of key items recognized during the respective periods presented herein are set forth below in the “EBITDA and Adjusted EBITDA” section of “Results of Operations” that follows.

Key Business Measures

Valvoline tracks its operating performance and manages its business using certain key measures, including system-wide, company-operated and franchised store counts and system-wide SSS and store sales. Management believes these measures are useful to evaluating and understanding Valvoline's operating performance and should be considered as supplements to, not substitutes for, Valvoline's net revenues and operating income, as determined in accordance with U.S. GAAP.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended March 31:

	Three months ended March 31				Six months ended March 31
	2025		2024		2025		2024
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$403.2	100.0%	$388.7	100.0%	$817.5	100.0%	$762.1	100.0%
Gross profit	$150.5	37.3%	$146.2	37.6%	$303.4	37.1%	$281.0	36.9%
Net operating expenses	$83.6	20.7%	$69.8	18.0%	$92.7	11.3%	$141.8	18.6%
Operating income	$66.9	16.6%	$76.4	19.7%	$210.7	25.8%	$139.2	18.3%
Income from continuing operations	$38.3	9.5%	$43.3	11.1%	$132.2	16.2%	$77.2	10.1%

EBITDA (a)	$96.2	23.9%	$98.4	25.3%	$268.9	32.9%	$182.4	23.9%
Adjusted EBITDA (a)	$104.4	25.9%	$105.1	27.0%	$207.2	25.3%	$195.3	25.6%

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended March 31		Six months ended March 31

	2025	2024	2025	2024
System-wide store sales - in millions (a)	$825.5	$746.1	$1,645.8	$1,469.0
Year-over-year growth (a)	10.6%	13.1%	12.0%	12.7%

Same-store sales growth (b)
Company-operated	4.8%	8.2%	6.5%	7.2%
Franchised (a)	6.6%	8.2%	7.2%	8.1%
System-wide (a)	5.8%	8.2%	6.9%	7.7%

	Number of stores at end of period
	Second Quarter 2025	First Quarter 2025	Fourth Quarter 2024	Third Quarter 2024	Second Quarter 2024
Company-operated	950	932	950	937	919
Franchised (a)	1,128	1,113	1,060	1,024	1,009
Total system-wide stores (a)	2,078	2,045	2,010	1,961	1,928

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
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

Net revenues

Net revenues increased $14.5 million, or 3.7% for the three months ended March 31, 2025 compared to the same period last year. System-wide SSS grew 5.8% over the prior year primarily from increased average ticket due to premiumization, net pricing benefits, and continued non-oil change service penetration. Transaction growth also contributed to system-wide SSS growth reflecting an expanding customer base, while net revenue growth was also supported by the addition of 150 net new stores over the prior year. These increases were partially offset by reduced net revenues due to the recent refranchising transactions. The following reconciles the year-over-year change in net revenues:

Net revenues increased $55.4 million, or 7.3% for six months ended March 31, 2025 compared to the prior year period largely due to higher volume, favorable service mix, continued store expansion through net new openings and acquisitions, as well as pricing benefits. System-wide SSS grew 6.9% compared to the prior year due to an increase in average ticket supported by growth in premiumization, pricing improvements, and non-oil change service penetration, while transaction growth drove the remaining improvements from an expanding customer base. These benefits were partially offset by lower net revenues as a result of the refranchising transactions. The following reconciles the year-over-year change in year-to-date net revenues:

Gross profit

Gross profit increased $4.3 million, or 2.9%, for the three months ended March 31, 2025 compared to the prior year period. The increase was primarily driven by volume expansion and improvements in service mix. These benefits were partially offset by increased product costs and the impacts from refranchising transactions. The following reconciles the year-over-year change in gross profit:

Gross profit margin declined in the three months ended March 31, 2025 compared to the prior year. The decrease was driven by higher store operating expenses, primarily depreciation due to investments in store growth, modest deleverage in product costs, and the impact of recent refranchising transactions. These impacts were partially offset by efficiency in labor costs, including strong workforce management, scheduling and moderating wage inflation, in addition to benefits from service mix.

Gross profit improved $22.4 million, or 8.0% for the six months ended March 31, 2025 compared to the prior year period, driven by top-line growth and improvements in mix. These benefits were partially offset by increased store operating expenses, including depreciation and the impacts from refranchising transactions. The following reconciles the year-over-year change in year-to-date gross profit:

Gross profit margin modestly improved in the six months ended March 31, 2025 compared to the prior year. The improvement was driven by labor efficiency through effective management and scheduling that was partially offset by higher operating expenses, including depreciation.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended March 31:

	Three months ended March 31				Six months ended March 31
	2025		2024		2025		2024
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$86.3	21.4%	$72.3	18.6%	$169.1	20.7%	$146.8	19.3%
Net legacy and separation-related expenses	0.8	0.2%	—	—%	1.2	0.1%	0.1	—%
Other income, net	(3.5)	(0.9)%	(2.5)	(0.6)%	(77.6)	(9.5)%	(5.1)	(0.7)%
Net operating expenses	$83.6	20.7%	$69.8	18.0%	$92.7	11.3%	$141.8	18.6%

Selling, general and administrative expenses increased by $14.0 million and $22.3 million for the three and six months ended March 31, 2025, respectively, compared to the prior year periods. These increases reflect investments to support the Company’s continued growth and scaling of the business. The primary drivers of the increase were technology, including outside services, talent, and advertising which combined to increase expense by $11.7 million and $19.5 million in the three and six month periods ended March 31, 2025, respectively.

The Company currently expects to incur approximately $20 million in selling, general and administrative expenses during the second half of fiscal 2025 for transaction fees, integration costs, and legal support to obtain regulatory approval and support completion of the Breeze Autocare acquisition.

Net legacy and separation-related expenses increased $0.8 million and $1.1 million for the three and six months ended March 31, 2025, respectively, compared to the prior year periods primarily due to certain limited realignment costs incurred to support the stand-alone retail business following the sale of the former Global Products reportable segment.

Other income, net increased $1.0 million and $72.5 million for the three and six months ended March 31, 2025, respectively, compared to the prior year periods. The increase in the three months ended March 31, 2025 was primarily driven by higher rental income from subleased properties. For the six months ended March 31, 2025, the increase was largely due to the $74.2 million gain on sale of operations recognized commensurate with closing a refranchising transaction during the first quarter of fiscal 2025 to sell certain company-owned service center stores to a new franchisee.

Net pension and other postretirement plan activity

Net pension and other postretirement plan activity was favorable by $4.5 million and $8.8 million for the three and six months ended March 31, 2025, respectively, compared to the prior year periods as a result of higher recurring expected returns on plan assets and lower interest cost as a result of the decline in discount rates in the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $1.4 million and $5.3 million for the three and six months ended March 31, 2025, respectively, compared to prior year periods. The increase was driven by a $5.5 million and $12.4 million decline in interest income in the three and six months ended March 31, 2025, respectively, due to the maturity of invested net proceeds from the sale of Global Products. These net proceeds were utilized to repurchase the 4.250% senior unsecured notes in the third quarter of fiscal 2024, leading to lower interest expense of $4.1 million and $7.0 million during the three and six months ended March 31, 2025, respectively.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended March 31		Six months ended March 31

(In millions)	2025	2024	2025	2024
Income tax expense	$12.6	$14.0	$45.9	$25.9
Effective tax rate percentage	24.8%	24.4%	25.8%	25.1%

The changes in income tax expense year-over-year for the three and six months ended March 31, 2025 were principally driven by pre-tax earnings. Additionally, the modestly higher effective tax rates year-over-year were primarily attributed to decreases in the favorable impact of discrete tax benefits compared to the prior year periods.

Loss from discontinued operations, net of tax

The following summarizes Loss from discontinued operations, net of tax for the current and prior year periods:

	Three months ended March 31		Six months ended March 31

(In millions)	2025	2024	2025	2024
Loss from discontinued operations, net of tax	$(0.7)	$(1.9)	$(3.0)	$(3.9)

Loss from discontinued operations, net of tax decreased $1.2 million and $0.9 million in the three and six months ended March 31, 2025, respectively, compared to the prior year periods primarily due to lower costs associated with the separation of processes and systems related to the sale of the former Global Products reportable segment.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended March 31		Six months ended March 31
(In millions)	2025	2024	2025	2024
Income from continuing operations	$38.3	$43.3	$132.2	$77.2
Income tax expense	12.6	14.0	45.9	25.9
Net interest and other financing expenses	16.9	15.5	34.4	29.1
Depreciation and amortization	28.4	25.6	56.4	50.2
EBITDA from continuing operations (a)	96.2	98.4	268.9	182.4
Net pension and other postretirement plan (income) expenses (b)	(0.9)	3.6	(1.8)	7.0
Net legacy and separation-related expenses (c)	0.8	—	1.2	0.1
Information technology transition costs (d)	4.9	3.1	6.4	5.8
Investment and divestiture-related costs (income) (e)	3.4	—	(67.5)	—
Adjusted EBITDA from continuing operations (a)	$104.4	$105.1	$207.2	$195.3

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

Adjusted EBITDA from continuing operations declined $0.7 million in the three months ended March 31, 2025 and increased $11.9 million for the six months ended March 31, 2025. The decrease in three months ended March 31, 2025 was primarily due to continued growth investments in selling, general and administrative expenses and the unfavorable impact from the refranchising transactions. While the refranchising transactions and growth investments also moderated EBITDA growth in the six months ended March 31, 2025 compared to the prior year, given the timing of the largest refranchising transaction late in the first quarter of fiscal 2025, gross profit expansion from strong operational performance including improvements in volumes and mix more than offset these impacts in the year-to-date period.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2025	2024
Cash provided by (used in):
Operating activities	$93.2	$92.1
Investing activities	$10.3	$230.6
Financing activities	$(104.4)	$(237.6)

Operating activities

Cash flows provided by operating activities modestly increased from the prior year due to higher cash earnings that were moderated by the impact of the refranchising transactions, coupled with lower interest payments, which were generally offset by unfavorable net working capital. Interest payments declined primarily due to the repayment of the 2030 Notes in the prior year, while unfavorable changes in net working capital were attributed to an decrease in payables and accrued liabilities largely driven by milestone payments related to product supply, which were partially offset by the favorable impact of receivables year-over-year as the collection cycle improved from the prior year billing delays associated with the implementation of the new enterprise resource planning system.

Investing activities

The decrease in cash flows from investing activities of $220.3 million was substantially driven by proceeds from investments of $344.0 million received in the prior year and increased capital expenditures of $18.2 million in the current year to support store growth. These year-over-year changes in investing cash flows were partially offset by increased proceeds from the sale of operations, net of cash disposed, of $124.7 million primarily driven by completing a refranchising transaction in the current year, in addition to $11.7 million less in acquisition activity during the current period.

Financing activities

Cash flows used in financing activities decreased $133.2 million from the prior year. Of this decline, $151.8 million was driven by lower share repurchases, which were higher in the prior year due to the completion of the remaining authorization available from the Board of Directors (the “Board”) for the Company to repurchase up to $1.6 billion of its common stock in connection with returning a substantial portion of the net proceeds from the sale of Global Products to its shareholders. This decrease was partially offset by $16.4 million in current year payments of excise taxes on share repurchases and a $5.1 million increase in net repayments on borrowings.

Continuing operations free cash flow

The following table sets forth free cash flow and free cash flow excluding growth capital expenditures reconciled to cash flows from operating activities. As previously noted, these free cash flow measures have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash expenditures, such as mandatory debt repayments. Refer to the “Use of Non-GAAP Measures” section included above in this Item 2 for additional information regarding these non-GAAP measures.

	Six months ended March 31
(In millions)	2025	2024
Cash flows provided by operating activities	$93.2	$92.1
Less: Maintenance capital expenditures	(15.6)	(13.6)
Free cash flow excluding growth capital expenditures	77.6	78.5
Less: Growth capital expenditures	(89.8)	(73.6)
Free cash flow	$(12.2)	$4.9

The decrease in free cash flow from continuing operations over the prior year was driven primarily by the refranchising transactions. Capital expenditures were higher in the current year primarily to support growth, including new store construction and certain store remodeling expenditures. Valvoline continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Debt

Approximately 49% of Valvoline's outstanding borrowings at March 31, 2025 had fixed interest rates, with the remainder bearing variable rates. As of March 31, 2025, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity of $351.5 million remaining under its Revolver.

Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

In July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization), which has no expiration date. During the six months ended March 31, 2025, the Company repurchased 1.6 million shares of its common stock for $59.8 million. As of March 31, 2025, $325.0 million remained available for repurchase under the 2024 Share Repurchase Authorization.

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

Valvoline announced in the second quarter of fiscal 2025 that it was pausing share repurchase activity to accelerate debt repayment in connection with a Term Loan B that will be issued and effective commensurate with closing the Breeze Autocare acquisition.

Summary

Valvoline had cash and cash equivalents of $61.9 million, total debt of $1,075.7 million, and total remaining borrowing capacity of $351.5 million as of March 31, 2025. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the six months ended March 31, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2025.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of March 31, 2025 due to the material weakness, management continued performing additional analyses and other procedures, including enhancing certain manual procedures and controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Changes in Internal Control

During the quarter ended March 31, 2025, Valvoline implemented a new human resources information system (“HRIS”) to support its hire to retire business process and relevant classes of transactions. As a result of the HRIS implementation, Valvoline implemented new controls and modified certain pre-existing internal controls and information systems, as necessary. These modifications also concluded certain transition services between the Company and its former Global Products reportable segment, whereby new processes were implemented commensurate with the system go-live. Other than this implementation and the remediation efforts discussed below, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

Specifically, the Company did not ensure adequate (a) user access controls for certain applications to ensure segregation of duties risks were addressed and that user and privileged access reviews were completed timely and sufficiently evidenced, (b) change management controls for certain applications, including sufficient documentation of effectiveness of underlying tools and evaluation of all potential risks, (c) evidence of the effectiveness of controls at its third party IT service organization hosting the ERP, and (d) design for certain business process controls (automated and manual), including those that are dependent on effective ITGCs. While significant progress has been made to address the control deficiencies and implement ITGC remedial procedures, as detailed further below, a material weakness continued to exist as of March 31, 2025.

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
•Retained the support of an outside consulting firm to enhance management’s remediation design and implementation efforts, including project management, advice regarding best practices for documentation, design and execution of ITGCs and related transactional-level business process controls;
•Enhanced the design of access controls, including reviews of ERP privileged access and segregation of duties in user provisioning to increase the rigor of review and centrally retain supporting evidence, and enhanced the reviews and documentation retained to support reviews of segregation of duties conflicts and user access within certain other relevant applications;
•Designed and implemented new ITGCs and replaced tools that were in place to directly oversee access and change management for a key application that was previously managed by a third party in connection with the implementation of the HRIS;
•Improved the consistency of reviewing the appropriateness of changes to the ERP environment for proper authorization, testing, and implementation by deploying a change management tool in the prior year to centrally retain this evidence, and enhanced change management evidence and reviews for other relevant applications;
•Obtained and evaluated evidence of the continued operating effectiveness of controls for its ERP service organization as of and through the prior fiscal year end, which has been supplemented in fiscal 2025 with timely documented assessments that will continue to be executed on a quarterly basis;
•Conducted end-to-end business process walkthroughs to identify the points in the process for each significant class of transactions where risks of material misstatement exist to validate the design and operational effectiveness of responsive controls, including application controls, such as system configuration, reports, automated jobs and interfaces. Based on these procedures, management is supplementing its pre-existing review controls with certain preventative transaction-level controls, enhanced documentation of its control attributes, and completing current year walkthroughs to reassess design effectiveness of its relevant end-to-end business processes supported by the implementation of ITGC remediation.

Management believes completion of the foregoing efforts, which are in varying degrees of implementation, will result in the implementation of an appropriately designed control environment that addresses the material weakness. Following implementation of each of the measures outlined above, remediation will be considered complete upon management’s consistent execution and subsequent validation of operational effectiveness through sufficient testing. Management expects its efforts to be completed during fiscal 2025.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of the Company’s common stock during the three months ended March 31, 2025 pursuant to the 2024 Share Repurchase Authorization were:

Monthly period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2025 - January 31, 2025	573,182	$35.77	573,182	$325.0
February 1, 2025 - February 28, 2025	—	$—	—	$325.0
March 1, 2025 - March 31, 2025	—	$—	—	$325.0
Total	573,182	$35.77	573,182

ITEM 6.  EXHIBITS

31.1*	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and Mary E. Meixelsperger, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

May 8, 2025	By:	/s/ Mary E. Meixelsperger
Mary E. Meixelsperger
Chief Financial Officer