Form 10-Q
period 2025-06-30
VALVOLINE INC
filed 2025-08-06
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At August 1, 2025, there were 127,114,824 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2025	2024	2025	2024
Net revenues	$439.0	$421.4	$1,256.5	$1,183.5
Cost of sales	261.4	253.9	775.5	735.0
Gross profit	177.6	167.5	481.0	448.5

Selling, general and administrative expenses	85.5	77.2	254.6	224.0
Net legacy and separation-related expenses	0.4	0.1	1.6	0.2
Other income, net	(3.0)	(3.2)	(80.6)	(8.3)
Operating income	94.7	93.4	305.4	232.6
Net pension and other postretirement plan (income) expenses	(0.9)	3.4	(2.7)	10.4
Net interest and other financing expenses	18.6	24.8	53.0	53.9
Income before income taxes	77.0	65.2	255.1	168.3
Income tax expense	20.0	17.0	65.9	42.9
Income from continuing operations	57.0	48.2	189.2	125.4
Loss from discontinued operations, net of tax	(0.5)	(2.3)	(3.5)	(6.2)
Net income	$56.5	$45.9	$185.7	$119.2

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.45	$0.37	$1.48	$0.96
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Basic earnings per share	$0.44	$0.35	$1.45	$0.91

Diluted earnings (loss) per share
Continuing operations	$0.44	$0.37	$1.47	$0.96
Discontinued operations	—	(0.02)	(0.03)	(0.05)
Diluted earnings per share	$0.44	$0.35	$1.44	$0.91

Weighted average common shares outstanding
Basic	127.6	129.4	128.0	130.3
Diluted	128.2	130.2	128.7	131.2

Comprehensive income
Net income	$56.5	$45.9	$185.7	$119.2
Other comprehensive income (loss), net of tax
Currency translation adjustments	6.2	(1.2)	(0.4)	2.9
Amortization of pension and other postretirement plan prior service credits	(0.5)	(0.4)	(1.3)	(1.3)
Unrealized loss on cash flow hedges	—	(1.5)	—	(4.8)
Other comprehensive income (loss)	5.7	(3.1)	(1.7)	(3.2)
Comprehensive income	$62.2	$42.8	$184.0	$116.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2025	September 30 2024
Assets
Current assets
Cash and cash equivalents	$68.3	$68.3
Receivables, net	89.8	86.4
Inventories, net	41.3	39.7
Prepaid expenses and other current assets	39.6	61.0
Total current assets	239.0	255.4
Noncurrent assets
Property, plant and equipment, net	1,050.5	958.7
Operating lease assets	329.3	298.6
Goodwill and intangibles, net	713.1	705.6
Other noncurrent assets	229.7	220.4
Total noncurrent assets	2,322.6	2,183.3
Total assets	$2,561.6	$2,438.7

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	100.8	117.4
Accrued expenses and other liabilities	202.9	212.7
Total current liabilities	327.5	353.9
Noncurrent liabilities
Long-term debt	1,055.9	1,070.0
Employee benefit obligations	170.4	176.2
Operating lease liabilities	312.2	279.7
Other noncurrent liabilities	382.0	373.3
Total noncurrent liabilities	1,920.5	1,899.2
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 127.1 and 128.5 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	1.3	1.3
Paid-in capital	55.5	51.2
Retained earnings	248.6	123.2
Accumulated other comprehensive income	8.2	9.9
Stockholders' equity	313.6	185.6
Total liabilities and stockholders’ equity	$2,561.6	$2,438.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2025	2024
Cash flows from operating activities
Net income	$185.7	$119.2
Adjustments to reconcile net income to cash flows from operating activities:
Loss from discontinued operations	3.5	6.2
(Gain) loss on extinguishment of debt	—	5.1
Gain on sale of operations	(71.6)	—
Depreciation and amortization	86.6	77.1
Stock-based compensation expense	7.4	9.4
Other, net	1.5	1.6
Change in operating assets and liabilities
Receivables	(0.7)	(14.5)
Inventories	(3.8)	(8.0)
Payables and accrued liabilities	(28.4)	(7.6)
Other assets and liabilities	(0.2)	(18.5)
Operating cash flows from continuing operations	180.0	170.0
Operating cash flows from discontinued operations	(4.7)	(6.2)
Total cash provided by operating activities	175.3	163.8
Cash flows from investing activities
Additions to property, plant and equipment	(160.3)	(153.0)
Acquisitions of businesses	(32.1)	(27.9)
Proceeds from sale of operations, net of cash disposed	121.0	(3.7)
Notes receivable, net of repayments of $11.7 in 2025 and $7.5 in 2024	(5.6)	(2.0)
Proceeds from investments	6.0	350.0
Other investing activities, net	(0.9)	(2.0)
Investing cash flows from continuing operations	(71.9)	161.4
Investing cash flows from discontinued operations	—	—
Total cash (used in) provided by investing activities	(71.9)	161.4
Cash flows from financing activities
Proceeds from borrowings	85.0	200.0
Repayments on borrowings	(97.8)	(642.8)
Repurchases of common stock, including excise taxes of $16.4 in 2025	(76.8)	(212.2)
Other financing activities, net	(14.0)	(17.4)
Financing cash flows from continuing operations	(103.6)	(672.4)
Financing cash flows from discontinued operations	—	—
Total cash used in financing activities	(103.6)	(672.4)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	0.1
Decrease in cash, cash equivalents and restricted cash	(0.4)	(347.1)
Cash, cash equivalents and restricted cash - beginning of period	68.7	413.1
Cash, cash equivalents and restricted cash - end of period	$68.3	$66.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Nine months ended June 30, 2025
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6
Net income	—	—	—	91.6	—	91.6
Stock-based compensation, net of issuances	0.1	—	(0.9)	—	—	(0.9)
Repurchases of common stock	(1.0)	—	—	(39.6)	—	(39.6)
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2024	127.6	$1.3	$50.3	$175.2	$3.0	$229.8
Net income	—	—	—	37.6	—	37.6
Stock-based compensation, net of issuances	0.1	—	2.5	—	—	2.5
Repurchases of common stock	(0.6)	—	—	(20.7)	—	(20.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2025	127.1	$1.3	$52.8	$192.1	$2.5	$248.7
Net income	—	—	—	56.5	—	56.5
Stock-based compensation, net of issuances	—	—	2.7	—	—	2.7
Other comprehensive income, net of tax	—	—	—	—	5.7	5.7
Balance at June 30, 2025	127.1	$1.3	$55.5	$248.6	$8.2	$313.6

	Nine months ended June 30, 2024
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2023	134.8	$1.3	$48.0	$140.7	$13.2	$203.2
Net income	—	—	—	31.9	—	31.9
Stock-based compensation, net of issuances	0.2	—	(1.7)	—	—	(1.7)
Repurchases of common stock	(5.4)	—	—	(172.8)	—	(172.8)
Other comprehensive income, net of tax	—	—	—	—	4.2	4.2
Balance at December 31, 2023	129.6	$1.3	$46.3	$(0.2)	$17.4	$64.8
Net income	—	—	—	41.4	—	41.4
Stock-based compensation, net of issuances	0.2	—	(1.0)	—	—	(1.0)
Repurchases of common stock	(1.0)	—	—	(40.8)	—	(40.8)
Other comprehensive loss, net of tax	—	—	—	—	(4.3)	(4.3)
Balance at March 31, 2024	128.8	$1.3	$45.3	$0.4	$13.1	$60.1
Net income	—	—	—	45.9	—	45.9
Stock-based compensation, net of issuances	0.1	—	3.6	—	—	3.6
Other comprehensive income, net of tax	—	—	—	—	(3.1)	(3.1)
Balance at June 30, 2024	128.9	$1.3	$48.9	$46.3	$10.0	$106.5

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

NOTE 2 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of June 30, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	2.9	—	—	—	2.9
Deferred compensation investments	18.1	18.1	—	—	—
Total assets at fair value	$23.9	$18.4	$2.6	$—	$2.9

Other noncurrent liabilities
Deferred compensation obligations	$19.3	$—	$—	$—	$19.3
Total liabilities at fair value	$19.3	$—	$—	$—	$19.3

	As of September 30, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	1.9	—	—	—	1.9
Deferred compensation investments	23.0	23.0	—	—	—
Total assets at fair value	$27.8	$23.3	$2.6	$—	$1.9

Other noncurrent liabilities
Deferred compensation obligations	$22.3	$—	$—	$—	$22.3
Total liabilities at fair value	$22.3	$—	$—	$—	$22.3

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

	June 30, 2025			September 30, 2024
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$485.2	$530.9	$(4.1)	$478.5	$530.4	$(4.6)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 4 for details of the senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company acquired 26 service center stores in single and multi-store transactions, including six former franchise locations converted to company-operated service center stores, for an aggregate purchase price of $32.3 million during the nine months ended June 30, 2025. These acquisitions expand Valvoline's retail presence in key North American markets and contribute to growing the number of company-operated service center stores to 983 as of the nine months ended June 30, 2025.

The Company’s acquisitions are accounted for as business combinations. A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the nine months ended June 30:

(In millions)	2025	2024
Property, plant and equipment (a)	$3.9	$4.8
Operating lease assets	11.1	8.6
Goodwill (b)	23.7	26.3
Intangible assets (c)
Reacquired franchise rights (d)	7.6	—
Other	0.4	0.2
Other current liabilities (a)	(0.2)	(0.1)
Operating lease liabilities	(11.1)	(8.6)
Other noncurrent liabilities (a)	(3.1)	(3.0)
Total net assets acquired	$32.3	$28.2
Non-cash consideration	(0.2)	(0.3)
Total cash consideration transferred	$32.1	$27.9

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. During the nine months ended June 30, 2025, finance lease assets acquired were $3.3 million and finance lease liabilities of $0.2 million and $3.1 million in other current and noncurrent liabilities, respectively. During the nine months ended June 30, 2024, finance lease assets acquired were $3.1 million and finance lease liabilities of $0.1 million and $3.0 million in other current and noncurrent liabilities, respectively.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Intangible assets acquired during the nine months ended June 30, 2025 and 2024 have weighted average amortization periods of ten and five years, respectively.
(d)Prior to the acquisition of former franchise service center stores, the Company licensed the right to operate the franchised service centers, including the use of Valvoline's trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately ten years for the rights reacquired in fiscal 2025. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

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

Dispositions

In early December 2024, Valvoline completed the sale of 39 company-operated service center stores to a new franchisee and recognized a pre-tax gain on sale within Other income, net in the Condensed Consolidated Statements of Comprehensive Income. The pre-tax gain on sale recognized during the nine months ended June 30, 2025 was $74.3 million.

Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2025:

(In millions)
Balance as of September 30, 2024	$615.3
Acquisitions (a)	23.8
Dispositions	(11.4)
Currency translation	(0.3)
Balance at June 30, 2025	$627.4

(a) Includes measurement period adjustments when applicable.

NOTE 4 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2025	September 30 2024
2031 Notes	$535.0	$535.0
Term Loan A	421.6	439.4
Revolver (a)	130.0	125.0
Debt issuance costs and discounts	(6.9)	(5.6)
Total debt	1,079.7	1,093.8
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,055.9	$1,070.0

(a)As of June 30, 2025, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $341.5 million due to a reduction of $130.0 million from borrowings and $3.5 million for letters of credit outstanding.

Covenants and guarantees

The Company guaranteed future payments related to certain leases assigned in connection with refranchising retail stores and selling the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases, which have remaining terms ranging from six months to 15 years. The undiscounted maximum potential future payments under the lease guarantees were $65.8 million as of June 30, 2025. In addition, the Company guarantees certain outstanding franchisee debt obligations that have remaining terms ranging from one to five years and total $12.1 million as of June 30, 2025. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

As of June 30, 2025, Valvoline was in compliance with all covenants under its long-term borrowings.

NOTE 5 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended June 30		Nine months ended June 30

(In millions)	2025	2024	2025	2024
Income tax expense	$20.0	$17.0	$65.9	$42.9
Effective tax rate percentage	26.0%	26.1%	25.8%	25.5%

The changes in income tax expense year-over-year for the three and nine months ended June 30, 2025 were principally driven by pre-tax earnings. The increase in the effective tax rate for the nine months ended June 30, 2025 was attributable to decreases in the favorable impact of discrete tax benefits compared to the prior year period.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of Net pension and other postretirement plan (income) expenses within the Condensed Consolidated Statements of Comprehensive Income:

	Pension benefits		Other postretirement benefits

(In millions)	2025	2024	2025	2024
Three months ended June 30
Interest cost	$17.4	$20.7	$0.3	$0.3
Expected return on plan assets	(18.1)	(17.2)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(0.6)	(0.5)
Net periodic benefit (income) costs	$(0.6)	$3.6	$(0.3)	$(0.2)

Nine months ended June 30
Interest cost	$52.3	$62.5	$0.8	$0.9
Expected return on plan assets	(54.2)	(51.5)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(1.7)	(1.6)
Net periodic benefit (income) costs	$(1.8)	$11.1	$(0.9)	$(0.7)

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

NOTE 8 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended June 30		Nine months ended June 30

(In millions, except per share amounts)	2025	2024	2025	2024
Numerator
Income from continuing operations	$57.0	$48.2	$189.2	$125.4
Loss from discontinued operations, net of tax	(0.5)	(2.3)	(3.5)	(6.2)
Net income	$56.5	$45.9	$185.7	$119.2

Denominator
Weighted average common shares outstanding	127.6	129.4	128.0	130.3
Effect of potentially dilutive securities (a)	0.6	0.8	0.7	0.9
Weighted average diluted shares outstanding	128.2	130.2	128.7	131.2

Basic earnings (loss) per share
Continuing operations	$0.45	$0.37	$1.48	$0.96
Discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Basic earnings per share	$0.44	$0.35	$1.45	$0.91

Diluted earnings (loss) per share
Continuing operations	$0.44	$0.37	$1.47	$0.96
Discontinued operations	—	(0.02)	(0.03)	(0.05)
Diluted earnings per share	$0.44	$0.35	$1.44	$0.91

(a)There were 0.1 million outstanding stock appreciation rights not included in the computation of diluted earnings per share in the three months ended June 30, 2025 and 2024, respectively, and 0.1 million in the nine months ended June 30, 2025 and 2024, respectively, because the effect would have been antidilutive.

NOTE 9 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	June 30 2025	September 30 2024	June 30 2024
Cash and cash equivalents - continuing operations	$68.3	$68.3	$65.7
Restricted cash - continuing operations (a)	—	0.4	0.3
Total cash, cash equivalents and restricted cash	$68.3	$68.7	$66.0

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	June 30 2025	September 30 2024
Current
Trade	$79.5	$73.2
Notes receivable from franchisees	11.0	5.4
Other	2.1	9.1
Receivables, gross	92.6	87.7
Allowance for credit losses	(2.8)	(1.3)
Receivables, net	$89.8	$86.4

Non-current (a)
Notes receivable	$2.6	$2.5
Other	4.6	4.4
Noncurrent notes receivable, gross	7.2	6.9
Allowance for losses	(2.7)	(2.6)
Noncurrent notes receivable, net	$4.5	$4.3

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended June 30		Nine months ended June 30

(In millions)	2025	2024	2025	2024
Net revenues transferred at a point in time	$416.1	$401.7	$1,191.9	$1,127.7
Franchised revenues transferred over time	22.9	19.7	64.6	55.8
Net revenues	$439.0	$421.4	$1,256.5	$1,183.5

The following table summarizes net revenues by category:

	Three months ended June 30		Nine months ended June 30

(In millions)	2025	2024	2025	2024
Oil changes and related fees	$319.3	$307.9	$912.0	$868.6
Non-oil changes and related fees	93.9	93.6	275.2	258.6
Franchise fees and other	25.8	19.9	69.3	56.3
Total	$439.0	$421.4	$1,256.5	$1,183.5

NOTE 10 – SUBSEQUENT EVENTS

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act, including 100 percent bonus depreciation for qualified assets, immediate expensing of domestic research and development expenditures, and more favorable interest deductibility. The Act has staggered effective dates beginning in 2025 and continuing through 2027. Valvoline is currently evaluating the Act’s impact on its consolidated financial statements and related disclosures and anticipates the most significant impact to be a modest reduction in cash tax payments for the remainder of fiscal 2025 and a more meaningful impact in future periods as a result of the 100 percent bonus depreciation.

Breeze Autocare

Valvoline signed a definitive agreement during the second quarter of fiscal 2025 to acquire Breeze Autocare from Greenbriar Equity Group (“Greenbriar”) subject to the satisfaction of customary closing conditions and regulatory approvals. Breeze Autocare is an independent provider of automotive quick lube and other preventive maintenance services that operates predominantly under the Oil Changers brand. Under the terms of the agreement and upon closing the transaction, Valvoline will acquire the business for a base purchase price of $625 million in cash, subject to customary and other closing adjustments, which include those related to certain acquisitions and real estate transactions completed by Breeze Autocare between signing and closing. The purchase price is intended to be funded with a Term Loan B that will be issued and effective commensurate with closing the transaction.

Valvoline and Greenbriar each received a Request for Additional Information and Documentary Material on April 9, 2025 (the “Second Request”) from the Federal Trade Commission (“FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The Second Request extends the waiting period imposed by the HSR Act until 30 days after Valvoline and Greenbriar have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement among Valvoline, Greenbriar and the FTC. Valvoline is continuing to work toward gaining regulatory approval to close the transaction.

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

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline Inc. is creating shareholder value by driving the full potential in its core business, accelerating network growth and innovating to meet the needs of customers and the evolving car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners keep customers moving with about 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 2,100 service center locations through its Valvoline Instant Oil ChangeSM (VIOCSM) and Great Canadian Oil Change retail locations and supports 250 locations through its Express CareTM platform.

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

RECENT DEVELOPMENTS

Refranchising

Valvoline sold 67 company stores to existing and new franchise partners through the completion of three transactions that occurred in the fourth quarter of fiscal 2024 and the first quarter of fiscal 2025 (the “Refranchising Transactions”). These conversions combined with executed development agreements are expected to provide significant growth in the respective markets and deliver long-term value to shareholders. The Refranchising Transactions impact the comparability of financial results year-over-year are are discussed further herein.

Breeze Autocare

On February 20, 2025, Valvoline announced that it signed a definitive agreement to acquire Breeze Autocare from Greenbriar. Breeze Autocare is an independent provider of automotive quick lube and other preventive maintenance services that operates approximately 200 stores predominantly under the Oil Changers brand, with an extensive footprint in California, Texas, and the Midwest. Valvoline will acquire the business for approximately $625 million in cash, which Valvoline intends to fund with a newly issued Term Loan B commensurate with the closing of the transaction.

On April 9, 2025, Valvoline and Greenbriar each received the Second Request from the FTC pursuant to the HSR Act. The Second Request extends the waiting period imposed by the HSR Act until 30 days after Valvoline and Greenbriar have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement among Valvoline, Greenbriar and the FTC. Valvoline is continuing to work toward gaining regulatory approval to close the transaction.

The Company currently expects to incur approximately $15 million in additional selling, general and administrative expenses to support completing the Breeze Autocare transaction primarily for transaction fees and legal support to obtain regulatory approval.

THIRD FISCAL QUARTER 2025 OVERVIEW

The following were the significant events for the third fiscal quarter of 2025, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 4% over the prior year period driven by system-wide same-store sales ("SSS") growth of 4.9% and the addition of 163 net store additions to the system from the prior year. Revenue growth was moderated by a $27.4 million decrease due to the Refranchising Transactions.

•Income from continuing operations grew 18% to $57.0 million, and diluted earnings per share increased 19% to $0.44 in the three months ended June 30, 2025 compared to the prior year period. This growth was attributable to profit expansion from operations, which was moderated by the net impact from the Refranchising Transactions, investments in selling, general, and administrative expenses, higher tax expense from improved earnings, while also benefitting from lower net interest and other financing expenses and favorable pension and other postretirement activity.

•Adjusted EBITDA increased 5% over the prior year period due to gross profit expansion from strong operational performance, including favorable volume and mix, which more than offset continued growth investments in selling, general and administrative expenses and the impacts of the Refranchising Transactions.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2025		2024		2025		2024
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$439.0	100.0%	$421.4	100.0%	$1,256.5	100.0%	$1,183.5	100.0%
Gross profit	$177.6	40.5%	$167.5	39.7%	$481.0	38.3%	$448.5	37.9%
Net operating expenses	$82.9	18.9%	$74.1	17.6%	$175.6	14.0%	$215.9	18.2%
Operating income	$94.7	21.6%	$93.4	22.2%	$305.4	24.3%	$232.6	19.7%
Income from continuing operations	$57.0	13.0%	$48.2	11.4%	$189.2	15.1%	$125.4	10.6%

EBITDA (a)	$125.8	28.7%	$116.9	27.7%	$394.7	31.4%	$299.3	25.3%
Adjusted EBITDA (a)	$129.5	29.5%	$123.2	29.2%	$336.7	26.8%	$318.5	26.9%

(a)Refer to the “Use of Non-GAAP Measures” and “Continuing operations EBITDA and Adjusted EBITDA” for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended June 30		Nine months ended June 30

	2025	2024	2025	2024
System-wide store sales - in millions (a)	$889.6	$808.5	$2,535.4	$2,277.5
Year-over-year growth (a)	10.0%	12.4%	11.3%	12.6%

Same-store sales growth (b)
Company-operated	4.2%	7.6%	5.7%	7.3%
Franchised (a)	5.4%	6.7%	6.5%	7.6%
System-wide (a)	4.9%	7.1%	6.2%	7.5%

	Number of stores at end of period
	Third Quarter 2025	Second Quarter 2025	First Quarter 2025	Fourth Quarter 2024	Third Quarter 2024
Company-operated	983	950	932	950	937
Franchised (a)	1,141	1,128	1,113	1,060	1,024
Total system-wide stores (a)	2,124	2,078	2,045	2,010	1,961

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
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

Net revenues

Net revenues increased $17.6 million, or 4.2% for the three months ended June 30, 2025 compared to the same prior year period. The increase was primarily due to higher volume, supported by continued network expansion from net new store openings and acquisitions, along with a 4.9% increase in system-wide SSS. The improvement in system-wide SSS was driven by higher average ticket from ongoing premiumization, net pricing benefits, and continued non-oil change service penetration. An increase in transactions also contributed to system-wide SSS growth reflecting an expanding customer base. These increases were partially offset by lower net revenues due to the Refranchising Transactions. The following reconciles the year-over-year change in net revenues:

Net revenues increased $73.0 million, or 6.2% for nine months ended June 30, 2025 compared to the same prior year period. The increase was primarily attributable to higher volume, largely driven by continued network growth through both net new store openings and acquisitions. Favorable service mix also contributed, along with a 6.2% increase in system-wide SSS, reflecting growth in average ticket from premiumization, non-oil change service penetration, and pricing, as well as higher transactions supported by an expanding customer base. These benefits were partially offset by reduced net revenues due to the Refranchising Transactions. The following reconciles the year-over-year change in year-to-date net revenues:

Gross profit

Gross profit increased $10.1 million, or 6.0%, for the three months ended June 30, 2025 compared to the prior year period. The increase was largely attributable to volume expansion, pricing, and improvements in service mix, reflecting continued traction in premiumization and non-oil change services. These benefits were partially offset by higher store operating expenses and lower contributions from recently refranchised locations. The following reconciles the year-over-year change in gross profit:

Gross profit margin improved in the three months ended June 30, 2025 compared to the prior year period. The increase was primarily a result of improved labor efficiency through enhanced demand planning and improved scheduling practices, along with leverage in products costs, and benefits from service mix. These gains were partially offset by the impact of the Refranchising Transactions and by higher store operating expenses, including increased depreciation from investments in store growth.

Gross profit improved $32.5 million, or 7.2% for the nine months ended June 30, 2025 compared to the prior year period, primarily driven by higher service volume and improvements in service mix. These gains were partially offset by the impacts from the Refranchising Transactions, and increased store operating expenses, including higher depreciation related to ongoing store investments. The following reconciles the year-over-year change in year-to-date gross profit:

Gross profit margin improved in the nine months ended June 30, 2025 compared to the prior year period. The margin expansion reflects improved labor efficiency, leverage in product costs, and benefits from service mix. These gains were partially offset by higher operating expenses, including depreciation and the impacts from the Refranchising Transactions.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2025		2024		2025		2024
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$85.5	19.5%	$77.2	18.3%	$254.6	20.3%	$224.0	18.9%
Net legacy and separation-related expenses	0.4	0.1%	0.1	—%	1.6	0.1%	0.2	—%
Other income, net	(3.0)	(0.7)%	(3.2)	(0.7)%	(80.6)	(6.4)%	(8.3)	(0.7)%
Net operating expenses	$82.9	18.9%	$74.1	17.6%	$175.6	14.0%	$215.9	18.2%

Selling, general and administrative expenses increased by $8.3 million and $30.6 million for the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. The increases reflect continued investments to scale the business and support long-term growth. The primary contributors were technology, including outside services, talent, and advertising, which combined to increase expense by $6.1 million and $21.3 million in the three and nine month periods ended June 30, 2025, respectively. Additionally, investment and divestiture activity increased selling, general and administrative expenses by $1.1 million and $5.3 million for the three and nine months ended June 30, 2025 respectively, primarily related to consulting fees and professional services to support legal, regulatory, diligence and integration efforts.

Net legacy and separation-related expenses increased $0.3 million and $1.4 million for the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. The increases were driven by expenses associated with legacy businesses and certain limited realignment costs incurred to support the Company’s transition to a stand-alone retail business following the sale of the former Global Products reportable segment.

Other income, net decreased $0.2 million and increased $72.3 million for the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. The year-to-date increase was largely driven by the $74.3 million gain on sale of operations recognized upon closing the Refranchising Transaction during the first quarter of fiscal 2025.

Net pension and other postretirement plan activity

Net pension and other postretirement plan activity was favorable by $4.3 million and $13.1 million for the three and nine months ended June 30, 2025, respectively, compared to the prior year periods as a result of higher recurring expected returns on plan assets and lower interest cost as a result of the decline in discount rates in the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses decreased $6.2 million and $0.9 million for the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. The decrease for the quarter was primarily due to the prior year recognition of $7.3 million in debt modification charges and related fees in connection with the repurchase of the $600.0 million 4.250% senior unsecured notes (the “2030 Notes”).

These lower debt modification expenses were partially offset by higher net interest expense of $5.0 million and were the primary drivers of the reduction for the year-to-date compared to the prior year period. Higher net interest expense was driven by $20.4 million of lower benefits due to the prior year maturities of invested net proceeds from the sale of Global Products and the remaining interest rate swaps. These lower benefits were partially offset by reduced interest expense of $13.8 million attributed to the prior year repurchase of the 2030 Notes.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30

(In millions)	2025	2024	2025	2024
Income tax expense	$20.0	$17.0	$65.9	$42.9
Effective tax rate percentage	26.0%	26.1%	25.8%	25.5%
The changes in income tax expense year-over-year for the three and nine months ended June 30, 2025 were principally driven by pre-tax earnings. The increase in the effective tax rate for the nine months ended June 30, 2025 was attributable to decreases in the favorable impact of discrete tax benefits compared to the prior year period.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act, including 100 percent bonus depreciation for qualified assets, immediate expensing of domestic research and development expenditures, and more favorable interest deductibility. The Act has staggered effective dates beginning in 2025 and continuing through 2027. Valvoline is currently evaluating the Act’s impact on its consolidated financial statements and related disclosures and anticipates the most significant impact to be a modest reduction in cash tax payments for the remainder of fiscal 2025 and a more meaningful impact in future periods as a result of the 100 percent bonus depreciation.

Loss from discontinued operations, net of tax

The following summarizes Loss from discontinued operations, net of tax for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30

(In millions)	2025	2024	2025	2024
Loss from discontinued operations, net of tax	$(0.5)	$(2.3)	$(3.5)	$(6.2)

Loss from discontinued operations, net of tax decreased $1.8 million and $2.7 million in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods primarily due to lower costs associated with the separation of processes and systems related to the sale of the former Global Products reportable segment.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30
(In millions)	2025	2024	2025	2024
Income from continuing operations	$57.0	$48.2	$189.2	$125.4
Income tax expense	20.0	17.0	65.9	42.9
Net interest and other financing expenses	18.6	24.8	53.0	53.9
Depreciation and amortization	30.2	26.9	86.6	77.1
EBITDA from continuing operations (a)	125.8	116.9	394.7	299.3
Net pension and other postretirement plan (income) expenses (b)	(0.9)	3.4	(2.7)	10.4
Net legacy and separation-related expenses (c)	0.4	0.1	1.6	0.2
Information technology transition costs (d)	2.1	1.9	8.5	7.7
Investment and divestiture-related costs (income) (e)	2.1	0.9	(65.4)	0.9
Adjusted EBITDA from continuing operations (a)	$129.5	$123.2	$336.7	$318.5

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

(d)
Consists of expenses incurred directly related to the Company’s information technology transitions, primarily efforts related to implementing stand-alone enterprise resource planning and human resource information systems that generally began in fiscal 2023 following the sale of the former Global Products reportable segment. These expenses include data conversion, training, redundant expenses incurred from duplicative technology platforms, and temporary support, which includes consulting fees and professional services to support certain enhanced manual procedures and material weakness remediation efforts. These incremental costs are directly associated with technology transitions and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.

(e)
Consists of activity directly associated with specific significant acquisitions, investments and divestitures, including professional and consulting fees for legal and advisory services, in addition to gains or losses recognized upon disposition, temporary financing costs directly associated with expected transactions, and expense recognized to reduce the carrying values of investments determined to be impaired. This activity is not considered to be reflective of the underlying operating performance of the Company’s ongoing continuing operations.

Adjusted EBITDA from continuing operations increased $6.3 million and $18.2 million in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. This increase is primarily driven by gross profit expansion from strong operational performance including improvements in volumes and mix which more than offset the impacts from the Refranchising Transactions and growth investments in selling, general and administrative expenses.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2025	2024
Cash provided by (used in):
Operating activities	$180.0	$170.0
Investing activities	$(71.9)	$161.4
Financing activities	$(103.6)	$(672.4)

Operating activities

Cash flows provided by operating activities increased $10.0 million from the prior year period driven by higher cash earnings, that were moderated by the impact of the Refranchising Transactions, and lower interest payments of $16.4 million. These increases more than offset unfavorable changes in net working capital that were attributable to a decrease in payables and accrued liabilities largely driven by milestone payments of approximately $20 million related to product supply, which were partially offset by a $13.8 million favorable impact from receivables primarily as a result of the improved collection cycle from prior year billing delays associated with the implementation of the new enterprise resource planning system.

Investing activities

Cash flows from investing activities decreased $233.3 million from the prior year primarily driven by a decline in proceeds from investments of $344.0 million that was partially offset by increased net proceeds from the sale of operations of $124.7 million. Lower proceeds from investments were due to maturities in the prior year of short-term investments of the remaining net proceeds from the sale of Global Products, while higher net proceeds from the sale of operations was largely a result of completing a Refranchising Transaction in the first quarter of fiscal 2025 to sell 39 company-operated service center stores to a new franchisee. Further contributing to the increased use of investing cash flows year-over-year were higher capital expenditures of $7.3 million to support store growth and an increase in current year acquisition activity of $4.2 million.

Financing activities

The year-over-year decrease in cash flows used in financing activities of $568.8 million was substantially due to lower net repayments on borrowings of $430.0 million primarily driven by the prior year tender offer to purchase the outstanding 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million. Also contributing to this decrease was lower share repurchase activity of $151.8 million, partially offset by excise tax payments of $16.4 million that were largely due to share repurchases completed in fiscal 2023 under the modified “Dutch auction” tender offer subject to the 1% excise tax of the Inflation Reduction Act that became effective in calendar 2023.

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

	Nine months ended June 30
(In millions)	2025	2024
Cash flows provided by operating activities	$180.0	$170.0
Less: Maintenance capital expenditures	(35.1)	(23.0)
Free cash flow excluding growth capital expenditures	144.9	147.0
Less: Growth capital expenditures	(125.2)	(130.0)
Free cash flow	$19.7	$17.0

The increase in free cash flow from continuing operations over the prior year was due to by higher cash flows provided by operating activities as described above, partially offset by increased capital expenditures in the current period. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital. The increase in capital expenditures over the prior year period was primarily driven by higher maintenance capital expenditures, principally attributed to facility and equipment expenditures due to the growing store count.

Debt

Approximately 49% of Valvoline's outstanding borrowings at June 30, 2025 had fixed interest rates, with the remainder bearing variable rates. As of June 30, 2025, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity of $341.5 million remaining under its Revolver.

Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

In July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization), which has no expiration date. During the nine months ended June 30, 2025, the Company repurchased 1.6 million shares of its common stock for $59.8 million. As of June 30, 2025, $325.0 million remained available for repurchase under the 2024 Share Repurchase Authorization.

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

Summary

Valvoline had cash and cash equivalents of $68.3 million, total debt of $1,079.7 million, and total remaining borrowing capacity of $341.5 million as of June 30, 2025. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the nine months ended June 30, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2025.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of June 30, 2025 due to the material weakness, management continued performing additional analyses and other procedures, including certain enhanced manual procedures and controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Changes in Internal Control

Other than with respect to the remediation efforts discussed below, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

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

Specifically, the Company did not ensure adequate (a) user access controls for certain applications to ensure segregation of duties risks were addressed and that user and privileged access reviews were completed timely and sufficiently evidenced, (b) change management controls for certain applications, including sufficient documentation of effectiveness of underlying tools and evaluation of all potential risks, (c) evidence of the effectiveness of controls at its third party IT service organization hosting the ERP, and (d) design for certain business process controls (automated and manual), including those that are dependent on effective ITGCs. While significant progress has been made to address the control deficiencies and implement ITGC remedial procedures, as detailed further below, a material weakness continued to exist as of June 30, 2025.

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

Remedial Measures

Management has been actively developing, executing, and enhancing its remedial efforts, which began during the quarter ended March 31, 2024 following the ERP implementation. The remedial efforts include the following:

•Established a plan to stabilize the ERP for the classes of transactions with inadequate initial system design, including the continued execution of manual control activities, analyses, and procedures to address the periods of time with systematic deficiencies;
•Retained the support of an outside consulting firm to enhance management’s remediation design and implementation efforts, including project management and advice regarding best practices for documentation, design and execution of ITGCs and related transactional-level business process controls;
•Enhanced the design of access controls, including reviews of ERP privileged access and segregation of duties in user provisioning to increase the rigor of review and centrally retain supporting evidence, and enhanced the reviews and documentation retained to support reviews of segregation of duties conflicts and user access within certain other relevant applications;
•Implemented effectively designed new ITGCs in connection with the go-live of the human resources information system (“HRIS”) during the second quarter of fiscal 2025, which replaced the tools previously in place to manage access and changes of the prior HRIS administered by a third party;
•Improved the consistency of reviewing the appropriateness of changes to the ERP environment for proper authorization, testing, and implementation by deploying a change management tool in the prior year to centrally retain this evidence, and enhanced change management evidence and reviews for other relevant applications;
•Obtained and evaluated evidence of the continued operating effectiveness of controls for its primary ERP service organization as of and through the prior fiscal year end, which has been supplemented in the current year with timely documented assessments, the evaluation of certain additional service organizations that support the primary ERP, and the development of procedures to extend these assessments through fiscal year-end with sufficient risk-based evidence;
•Conducted end-to-end business process walkthroughs to identify the points in the process for each significant class of transactions where risks of material misstatement exist to validate the design and operational effectiveness of responsive controls, including application controls, such as system configuration, reports, automated jobs and interfaces. Based on these procedures, management is supplementing its review controls with certain pre-existing and new preventative transaction-level controls, enhanced documentation of the design of its control attributes, and current year walkthroughs to reassess effectiveness of its relevant end-to-end business processes and controls supported by the implementation of ITGC remediation.

Management believes the foregoing remedial efforts, which are in varying stages of implementation that are expected to be completed in fiscal 2025, will result in an appropriately designed control environment that addresses the material weakness. Following completion of the measures outlined above, remedial efforts will be complete upon management’s consistent control execution for a sufficient period of time. Management’s remediation will be subject to operational effectiveness testing and will be considered effective once sufficient testing with successful results is complete.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

31.1*	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Willis, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and J. Kevin Willis, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

August 6, 2025	By:	/s/ J. Kevin Willis
J. Kevin Willis
Chief Financial Officer