Form 10-K
period 2025-09-30
VALVOLINE INC
filed 2025-11-21
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants’ executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at March 31, 2025 was approximately $4.4 billion. At November 18, 2025, there were 127,157,674 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed transaction to acquire Breeze Autocare, including its Oil Changers stores, the expected timetable for completing the proposed transaction, the integration of the Breeze Autocare business, and the anticipated benefits and synergies of the proposed transaction; executing on the growth strategy to create shareholder value by driving the full potential in Valvoline’s core business, delivering sustainable network growth and innovating to meet the changing needs of customers and the car parc; realizing the benefits from acquisitions and refranchising transactions; and future opportunities for the stand-alone retail business; and any other statements regarding Valvoline's future operations, financial or operating results, capital allocation, debt leverage ratio, anticipated business levels, dividend policy, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends,” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II of this Annual Report on Form 10-K and “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of this Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

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

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, delivering sustainable network growth, and continuing to innovate to meet the evolving needs of customers and the car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners simplify vehicle care so customers can do what drives them. This includes approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises approximately 2,200 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports over 240 locations through its Express CareTM platform. For over 15 decades, Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with its growing network of stores.

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

Discontinued operations

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”), now doing business as Valvoline Global Operations (“VGO”) to Aramco Overseas Company B.V. (the “Buyer”) (the “Transaction”). The operating results and cash flows associated with and directly attributed to the Global Products disposal group are reflected as discontinued operations. Refer to Note 3 included within the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Global Products business. Unless otherwise noted, disclosures herein relate solely to the Company’s continuing operations.

Valvoline’s retail services

Valvoline operates and franchises approximately 2,200 service center locations through its VIOC and GCOC retail locations and supports over 240 locations through its Express Care platform. The Company has built a reputation as the quick, easy, trusted name in automotive preventive maintenance through its full-service oil changes from certified technicians in approximately 15-minutes, including a free 18-point maintenance check. Valvoline continues to build its market share by leveraging its stay-in-your-car service model and providing each customer with service that can be seen by experts they can trust. Valvoline technicians utilize the Company’s proprietary SuperProTM system to deliver a superior customer experience and make timely service recommendations based upon visual inspection, vehicle service history, and original equipment manufacturer (“OEM”) recommendations. The SuperPro system is utilized in both company-operated and franchised service center locations, creating a consistent service experience for customers.

The following summarizes the primary services Valvoline offers at most retail service center stores:

Valvoline’s services are offered to a wide range of vehicle types, serving both consumers and commercial customers, as shown below:

Industry overview

Demand for automotive aftermarket services benefits from the growing number and age of vehicles in operation as well as increasing vehicle complexity and ongoing increases in miles driven. In addition, the resilient North American automotive aftermarket services market is highly fragmented, which creates a significant opportunity for consolidation. Based on industry surveys and management estimates, the U.S. Do It For Me (“DIFM”) total addressable market depicted below demonstrates the magnitude of the opportunity in the U.S. for Valvoline:

(a)	VIOC oil changes in fiscal year 2025 (U.S. company-operated and franchised stores)
(b)	Management estimates developed utilizing internal and industry data for U.S. passenger car and light truck DIFM oil changes
Business and growth strategies

As a pure play automotive retail services provider and the trusted leader in preventive automotive maintenance, Valvoline is well positioned to create long-term shareholder value through executing the Company’s strategic initiatives, which include:

•Driving the full potential of the core business through strategic reinvestment and improving operational efficiency in existing stores by building on Valvoline’s strong foundation in marketing, technology, and data insights.

•Deliver sustainable network growth with company-operated store expansion and accelerating the momentum of franchisee store growth; and

•Innovating to meet the changing needs of customers and the car parc, targeting customer and service expansion with a focus on fleet business, and driving non-oil change service penetration.

Retail store development

Valvoline’s network of retail service centers delivered its 19th consecutive year of system-wide same-store sales (“SSS”) growth in fiscal 2025, demonstrating the system's operational excellence. As shown below, Valvoline operates, either directly or through its franchisees, 2,180 service center stores across the U.S. and Canada as of September 30, 2025:

Valvoline utilizes a three-pronged approach to grow its retail network through 1) franchisee store expansion 2) opportunistic acquisitions, and 3) new store development. This approach drove system-wide store growth of nearly 50% over the last five years. During this period, Valvoline added 718 net new stores to the system and expanded its service centers internationally into Canada. The retail services store network and its same-store sales growth is summarized below:

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

(c)	Beginning in fiscal 2025, Valvoline determines SSS growth as the year-over-year change in net revenues of U.S. VIOC same stores (company-operated, franchised and the combination of these for system-wide SSS) with same stores defined as those that have been in operation within the system for at least 12 full months. Previously, SSS was determined utilizing net revenues of U.S. VIOC stores, with new stores, including franchised conversions, excluded from the metric until the completion of their first full fiscal year in operation. Beginning with fiscal year 2022, SSS measures have been recast to conform with the current approach and all fiscal years prior to this period remain presented consistent with the former SSS approach.
Competition

Valvoline faces competition across its service offerings based on several key criteria, including brand recognition, quality of service, price, convenience, speed, location, and customer experience, in addition to the ability to deliver innovative services to meet evolving customer needs. Valvoline competes for customers in the highly fragmented automotive aftermarket service industry with automotive dealerships, automotive repair and maintenance centers, as well as other regional and independent quick lube operators.

Additionally, Valvoline’s retail stores compete for consumers and franchisees with other major franchised brands that offer a turn-key operations management system, such as Jiffy Lube, Grease Monkey, Take 5 Oil Change, Express Oil Change, Tire Engineers, and Mr. Lube in Canada. Valvoline competes with other franchisors in automotive services and across other industries on the basis of the expected return on investment and the value propositions offered to franchisees.

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

Techniques utilized by the Company are intended to build awareness of and create demand for its automotive preventive maintenance services. Valvoline markets through search and direct response channels, invests in advertising through video, social and digital media, and leverages targeted geographic sponsorships to reach specific audiences. The Company’s modeled marketing strategies are efficient and yield strong rates of return.

Valvoline leverages its digital tools to obtain customer feedback across the retail network of stores. Customer feedback is frequently measured and monitored to ensure that any service issues are quickly addressed to maintain high levels of customer satisfaction. Valvoline also utilizes its digital infrastructure and technology to more efficiently interact with customers, driving customer engagement, acquisition and retention, and consistency of experience. The Company's strengths in digital marketing and data analytics are leveraged to attract new and retain existing customers, including tailored marketing campaigns directed to specific customers when they are in the market for their next service.

Intellectual property

Valvoline holds approximately 390 trademarks in more than 70 countries across the world, including the Valvoline and “V” brand logo trademarks. These trademarks have a perpetual life, are generally subject to renewal every ten years, and are among Valvoline's most protected and valuable assets. With the completion of the sale of Global Products, Valvoline owns the Valvoline brand for all global retail services, excluding China and certain countries in the Middle East and North Africa, while VGO owns the Valvoline brand for all product uses globally. Valvoline partners with VGO to ensure that Valvoline's iconic brand is managed in a consistent and holistic manner.

Valvoline trade names and service marks used in its business include ValvolineSM, Valvoline Instant Oil ChangeSM, and VIOCSM, among others. Valvoline is also party to arrangements that license its intellectual property to others in return for revenues. Valvoline owns approximately 700 domain names that are used to promote Valvoline services and provide information about the Company.

Product supply and price

The products used in Valvoline’s retail service delivery are principally sourced from VGO. In connection with the sale of Global Products, Valvoline entered into a long-term supply agreement for the purchase of substantially all lubricant and certain ancillary products for its stores from VGO (the “Supply Agreement”).

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

Workforce

As of September 30, 2025, Valvoline had approximately 11,400 employees (excluding contract employees) in the U.S. and Canada, including approximately 10,600 full-time employees. Valvoline operates 1,016 company-owned retail service center stores throughout the U.S. and Canada and supports its network of approximately 2,200 stores through centralized teams.

The table below provides the Company's approximate distribution of employees, which includes its company-operated service center stores, central supporting teams, and excludes independent contractors:

Number of employees
Company-operated store employees	10,100
Central supporting team members	1,300
Total employee headcount	11,400

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

The Company’s focus on aggressive growth, including the addition of 170 net new system-wide stores in fiscal 2025, creates a critical need for talent to operate those stores. Valvoline utilizes its tools and processes to attract qualified candidates, including providing support to franchise sourcing efforts. Franchisees collaborate through periodic sharing of hiring experiences and best practices to ensure company-operated and franchised locations attract and hire the best candidates to deliver consistent and superior service to Valvoline’s customers.

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

Valvoline provides an Introduction to Management program within its VIOC and GCOC stores where assistant managers interact with leadership team members and peers from other stores to learn about Valvoline's culture, share best practices, and receive management training to prepare them for career advancement. The combination of these efforts enable Valvoline to continue a promote-from-within strategy which has led to a majority of service center managers, area managers, and market manager promotions in the last year being earned by team members who started in hourly positions at VIOC. By engaging team members early, Valvoline provides them with the necessary tools to learn and acquire new skills which increases their value as an employee and, most importantly, affords them the opportunity to advance their careers. Valvoline has been presented with multiple awards over the years that recognize the training and development of its employees.

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

Total rewards

Valvoline’s total rewards philosophy is to help attract, motivate, develop and retain a qualified and diverse workforce. The Company offers competitive, comprehensive compensation and benefits programs designed to care for the physical, mental, emotional, social and financial well-being of its employees. The Company’s objective is to determine employee compensation based on employee position, experience, location, performance, and the labor markets in which the Company operates. Additionally, the Compensation Committee of the Board of Directors (the “Board”) and senior management are actively involved in determining the Company’s total rewards strategy to help Valvoline provide a positive employee experience.

The Company provides a wide variety of benefits to eligible full-time and part-time employees. Valvoline’s strategy is to provide competitive benefit programs which align to the competitive business environment and meet the needs of employees through all stages of life. These include:

•Affordable healthcare plans (medical, prescription, dental, vision, maternity, fertility, adoption and telehealth)
•Life, disability, and accident insurance coverage
•Health savings account (HSA) with company contributions
•401(k) retirement savings plan with generous company basic and matching contributions
•Broad Employee Assistance Program and advocacy resources to support both employees and their families
•Tuition reimbursement
•Paid time off, plus holiday pay, paid disability, paid maternity and family leave, and other leave programs.

Health and safety

The Company designs, builds and operates its facilities to promote and protect the health and safety of its employees, known as its "Vamily." Valvoline strives to create a safe and secure environment for every employee and customer and fosters a sense of belonging to promote emotional well-being that enables employees to deliver “V-Class” service to customers. To help reduce the number of incidents at the Company, Valvoline employs safety-specific education as part of its training programs for all employees. Employees begin this training on day one to instill safety precautions and best practices. As part of the broader training curriculum, team members are required to successfully complete execution reports confirming a strong understanding of Valvoline safety measures. Valvoline reinforces this training with an ongoing safety program designed to keep all employees at the store level engaged with the safety culture and focuses on mitigating the risk of incidents.

Diversity and inclusion

Valvoline is committed to creating an inclusive and welcoming environment for its employees and customers where everyone belongs. Valvoline’s goal is for the Company’s workforce to reflect the diverse communities it serves.

The Company is committed to the inclusion of federally-insured minority depository institutions (“MDIs”) alongside larger banks and financial institutions as part of its overall cash management strategy and has $2.6 million of its cash equivalents as of September 30, 2025 with MDIs.

The Company also supports employee-led networking groups (Employee Resource Groups or “ERGs”), which are open to all employees. These ERGs provide a forum to communicate and exchange ideas, build a network of relationships across the Company and pursue personal and professional development. The Company also actively sponsors events that promote diversity and inclusion across the business and its operations to spark engagement, increase education and drive execution.

Corporate Citizenship

Valvoline is committed to serving the communities where its employees live and work, by supporting employees in volunteering their time and talents and through corporate charitable efforts.

The Company has launched Happy to Help to define its community impact work. This initiative is focused on supporting causes that impact children’s physical and mental health. For more than 15 years, one of the Company’s primary non-profit partners has been Children’s Miracle Network. In November, all company-operated stores, as well as participating franchise stores, raise money for local children’s hospitals through customer donations. Each year, the funds raised by the campaign stay local in each community to support the local children’s hospital.

In addition to Children’s Miracle Network, the Company supports non-profit organizations to help train more health care professionals on suicide prevention and award grants to children’s hospitals to fund mental health initiatives. These grants remodeled therapy rooms, purchased psychologically safe entertainment and sensory tools for pediatric emergency departments and more.

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

Executive officers of Valvoline

The following table sets forth information concerning Valvoline's executive officers as of November 18, 2025:

Name	Age	Title
Lori A. Flees	55	President and Chief Executive Officer and Director
J. Kevin Willis	60	Senior Vice President and Chief Financial Officer
Julie M. O’Daniel	58	Senior Vice President, Chief Legal Officer and Corporate Secretary
Jonathan L. Caldwell	48	Senior Vice President and Chief People Officer
Linwood R. Fulcher	54	Senior Vice President and Chief Operating Officer
Dione R. Sturgeon	48	Vice President, Chief Accounting Officer and Controller

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

J. Kevin Willis has served as Valvoline's Senior Vice President and Chief Financial Officer since May 2025. Prior to joining Valvoline, Mr. Willis held various leadership positions at Ashland Inc., including serving as Senior Vice President and Chief Financial Officer from May 2013 to April 2025.

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

Valvoline’s service center locations require large quantities of automotive products and supplies. The Company’s success depends in part on the ability to anticipate and react to changes in supply costs, and the Company is susceptible to increases in primary and secondary supply costs as a result of factors beyond its control. These factors include general economic conditions, including recessions, significant variations in supply and demand, potential increases in taxes and tariffs, pandemics, armed conflicts, war, weather conditions, currency fluctuations where Valvoline operates, commodity market speculation, labor strikes, including rail strikes, and government regulations. Higher product and supply costs could reduce the Company’s profits, which in turn may adversely affect the business and results of operations for both company-operated and franchised stores. While the Company’s results did not include a material impact from new tariffs enacted in fiscal 2025, future changes in tariffs could have an adverse impact if the Company is not able to mitigate the effects.

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

In connection with the sale of Global Products, Valvoline and VGO entered into a brand agreement (the “Brand Agreement”). Pursuant to the Brand Agreement, Valvoline retains ownership of the Valvoline brand for generally all retail services purposes, and VGO owns the brand for all product uses. The brand sharing arrangement may increase the risk of inconsistency in its use, messaging, or overall damage to the brand, which could have an adverse impact on Valvoline’s reputation and business and result in lengthy and expensive litigation or settlements.

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

Another component of the Company’s network growth strategy is dependent on the success of recent refranchising activities. Failure to achieve the expected benefits of the refranchising transactions could negatively impact the Company’s operating results and its overall long-term strategic growth objectives, including accelerating franchise store growth. In addition, if the Company’s franchise partners are unsuccessful in continuing productivity and growth objectives within their respective markets, the Company’s business results could be adversely affected. Valvoline has also guaranteed future lease commitments related to certain refranchised stores and the Company’s operating results could be negatively impacted by any increased rent obligations to the extent the franchisees default on such lease agreements.

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

An insufficient quantity of strategic acquisition targets in the marketplace with limited targets remaining, or the inability of Valvoline to successfully acquire those targets, may have a negative impact on Valvoline's ability to achieve its future growth projections. Additionally, successful integration of strategic acquisitions, including the pending acquisition of Breeze Autocare, is not guaranteed and may fail to deliver anticipated benefits and synergies leading to operational disruptions and increased costs. Possibilities include challenges assimilating operations, technologies, along with products and services, as well as diverting management's focus on core operations and maintaining internal controls. Retaining key employees and customers is crucial and significant acquisitions can create uncertainty resulting in talent loss, customer attrition, and culture clash, which can negatively impact productivity, competitiveness and organizational alignment. In addition, the anticipated benefits of Valvoline’s acquisitions may not be realized and the process of integrating an acquired company, business, or product may create unforeseen operating difficulties or expenditures.

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

Valvoline’s business is made up of a network of both company-operated and franchised stores. Valvoline’s success relies in part on the operational and financial success, as well as the cooperation of, its franchisees to implement the Company’s growth strategy, which may be dependent upon their ability to secure adequate financing to meet store development requirements. However, Valvoline has limited influence over its franchisees’ operations and the quality of franchised store operations may be diminished by a number of factors beyond the Company’s control. Valvoline’s franchisees manage their businesses independently and are responsible for the day-to-day operations of 53% of the Company’s system-wide service center stores as of September 30, 2025. Valvoline’s royalty, product, and other revenues from franchised stores are largely dependent on franchisee sales and compliance with franchise agreements. Valvoline’s revenues and margins could be negatively affected should franchisees experience limited or no sales growth, or if the franchisee fails to renew its franchise agreements or otherwise fulfill its obligations under negotiated business development, franchise, or supply agreements with Valvoline. Additionally, if the franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, and Valvoline’s revenues may decline. If sales or business performance trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, store closures, delayed or reduced royalties and purchases and reduced growth in the number of service center stores.

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

Risks related to operating Valvoline's business

The Company’s enterprise resource planning (“ERP”) system implemented in fiscal 2024 adversely impacted Valvoline’s internal controls and could continue to negatively impact the business if remedial efforts are not effectively maintained.

Valvoline relies upon its ERP application to assist in managing certain business processes and summarizing operational and financial results. Following the sale of Global Products in fiscal 2023, and as part of Valvoline’s continued evolution to a standalone retail business, the Company separated certain business processes, information systems and applications that were previously shared to support both businesses. On January 1, 2024, Valvoline implemented a new ERP application intended to better accommodate the retail business model and support the Company’s continued growth.

A material weakness in internal control over financial reporting arose in connection with the Company’s implementation of the new ERP system and its related impact on IT general controls, which included deficiencies related to certain business processes that were not adequately designed at the time of system implementation. While the ERP system is intended to ultimately improve and enhance business processes, its implementation resulted in disruptions, including to maintaining an effective internal control environment. Although the recently-implemented ERP application has not been and is not currently utilized in the day-to-day operations of Valvoline’s retail stores and there have been no material impacts on the ability to serve customers to-date, the conversion to any new IT system and related remedial procedures for business process controls, exposes the Company to additional risks and possible continued disruptions. This includes the loss of information, unauthorized access and systematic changes, disruption to normal operations, and risks associated with integrations with other applications and processes.

Implementing the new ERP system has required, and the efforts associated with mitigation, remediation, and enhancements will continue to require, the investment of significant personnel and financial resources. Failure to adequately and timely address any known or potential issues to ensure the new ERP system operates as intended could result in unexpected incremental costs and diversion of management’s attention and resources, further interruptions or delays in processes and challenges with vendor and customer relationships, difficulty in achieving and maintaining effective internal controls and issuing timely and accurate financial results. Valvoline management has implemented and executed a remedial plan, as described in Item 9A, Controls and Procedures, and substantial progress was made during fiscal 2025. Substantial progress towards the remediation of the material weakness has been made in fiscal 2025 through the remediation of the ITGC deficiencies and the efforts to enhance business process controls. Remediation of the business process control design deficiencies that aggregate to the material weakness will conclude once the controls and related documentation are consistently executed for a sufficient period of time and are determined to be effective, through formal testing, which is expected to be completed in fiscal 2026. Management cannot provide any assurance that such remedial measures, or any other remedial measures taken, will be effective and identify or address all inherent risks from implementing an ERP system. If this remediation fails or other material weaknesses arise, it may adversely affect operating results, the trading price of Valvoline’s common stock, internal control over financial reporting, or the ability to effectively manage the business.

Changes in economic conditions that impact customer spending could harm Valvoline’s business.

Economic downturns, including a recession, may reduce customer demand or inhibit Valvoline’s ability to provide its services. Valvoline’s business and operating results are sensitive to declining economic conditions, credit market tightness, declining customer and business confidence, volatile exchange and interest rates, continuing inflation and other challenges, including those related to acts of aggression or threatened aggression that can affect the economy and financial markets. In the event of adverse developments or stagnation in the economy or financial markets, Valvoline’s customers may defer vehicle maintenance, oil changes, or other services, may repair and maintain their vehicles themselves, or may be unable to obtain credit, reducing their ability to spend.

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

Economic weakness and uncertainty may cause changes in customer preferences and habits, and if such economic conditions persist for an extended period of time, this may result in customers making long-lasting changes to their spending behaviors, which could unfavorably impact Valvoline’s business, its results of operations and cash flows. Additionally, during periods of favorable economic conditions, customers may be more likely to purchase new vehicles rather than maintaining and servicing older vehicles, which could also have an adverse impact on Valvoline’s business, results of operations, cash flows and strategic objectives. Beyond changes in customer behavior driven by economic conditions, rapid changes in the marketing landscape and the potential for OEMs to monetize or restrict access to their software and data could undermine current customer retention and acquisition strategies. These dynamics could lead to decreased customer loyalty, increased churn, and higher customer acquisition costs.

If Valvoline does not attract, train and retain quality employees in appropriate numbers, including key employees and management, performance could be adversely affected.

Valvoline’s performance is dependent on recruiting, developing, training, and retaining quality and diverse service center employees in large numbers. Valvoline’s service center positions are subject to high rates of turnover. Valvoline’s ability to meet labor needs while controlling costs is subject to external factors, such as unemployment levels, prevailing wage rates, wage legislation, and changes in rules governing eligibility for overtime and changing demographics. In the event of increasing wage rates, if Valvoline does not increase wages competitively, staffing levels and customer service could suffer because of declining workforce quality. Valvoline’s earnings could decrease if wage rates increase, whether in response to market demands or new wage legislation, and Valvoline is unable to adjust pricing to offset the additional costs. In addition, inflation and economic uncertainty may negatively impact Valvoline’s ability to attract and retain employees.

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

Valvoline relies on its information technology systems, including systems which are managed or provided by third-party service providers, to conduct its business. The Company’s point-of-sale platforms for company-operated and franchisee retail stores could be subject to cybersecurity threats, service outages, or data breaches. Software-induced interruptions or any security breach involving the point-of-sale or other systems within the Valvoline network could harm business operations, result in a loss of consumer confidence, or cause costs to be incurred associated with data recovery, investigation, remediation, and data breach notification obligations required under data privacy laws, which can be significant and vary by jurisdiction.

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

Historically, Valvoline has been able to take advantage of its size and global reach as a combined products and services company. The sale of Global Products during fiscal 2023 resulted in Valvoline being a smaller, less diversified company, potentially making it more vulnerable to changing market, regulatory and economic conditions. Following completion of the sale of Global Products, Valvoline is more concentrated geographically in the U.S. and Canada and in serving the automotive aftermarket through company-operated, independent franchise and Express Care stores that service vehicles with Valvoline products. In addition, as a smaller company, Valvoline may be unable to obtain goods or services at prices or on terms that are as favorable as those obtained by Valvoline prior to the sale of Global Products, and Valvoline’s ability to absorb costs or unexpected expenses whether due to contingencies or other risks as described herein, may be negatively impacted. Any of these factors could have an adverse effect on Valvoline’s business, financial condition, results of operations, or cash flows.

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

Valvoline is subject to federal, state and local laws, and regulations in the U.S. and Canada relating to the collection, use, retention, disclosure, security and transfer of personal data relating to its customers and employees. These laws and regulations, and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act ("CCPA") applies to Valvoline's activities conducted in the state of California. Valvoline is also subject to Canada data privacy laws, such as The Personal Information Protection and Electronic Documents Act (“PIPEDA”), due to operations throughout Canada. Complying with the CCPA, PIPEDA and other similar emerging and changing privacy and data protection requirements can be resource-intensive and may cause Valvoline to incur substantial costs as compliance requires investment in new processes, technologies, and training. Valvoline’s handling of consumer and employee personal data, including reliance on third-party providers, subjects the Company to various federal, state and local data privacy and protection requirements, which could lead to additional complexities and increased costs of operations.

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

Valvoline has substantial indebtedness and financial obligations. As of September 30, 2025, Valvoline had outstanding indebtedness of $1.074 billion and available borrowing capacity of $341.6 million under its revolving credit facility. In addition, Valvoline expects to borrow $740 million in December 2025 to fund the purchase of the Breeze Autocare acquisition with excess proceeds being used to pay down outstanding debt. Valvoline may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other general corporate purposes.

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

The global macroeconomic environment could be negatively affected by, among other things, disruptions to the banking system and financial market volatility. The Company utilizes and maintains material balances of cash and cash equivalents and is therefore reliant on banks and financial institutions to safeguard and allow ready access to these assets. Specifically, the Company has $51.6 million of cash and cash equivalents as of September 30, 2025 held by various financial institutions.

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

In connection with Valvoline’s separation from Ashland, Valvoline assumed certain of Ashland’s historical pension and other postretirement benefit plans and related liabilities. The most significant of these plans, the qualified pension plans, are estimated to be underfunded by $71.3 million as of September 30, 2025. The funded status of Valvoline's pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Valvoline has taken a number of actions to reduce the risk and volatility associated with the pension plans; however, changing market conditions or laws and regulations could require material increases in the expected cash contributions to these plans in future years. Specifically, unfavorable returns on plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funded status of Valvoline’s pension plans and future contributions. Similarly, an increase in discount rates could increase the periodic pension cost in subsequent fiscal years. If any of these events occur, Valvoline may have to make cash payments to its pension plans to satisfy minimum funding requirements, which based on current data and assumptions, are not expected in the near term. If such payments are required, it would reduce the cash available for Valvoline’s business. Finally, Valvoline’s policy to recognize changes in the fair value of the pension assets and liabilities annually and as otherwise required through mark to market accounting could result in volatility in Valvoline’s earnings, which could be material.

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

Valvoline is dependent on VGO for its product supply and certain indemnities have been agreed to with the Buyer, for which the Company may be negatively impacted if VGO is unable to provide these products or is unable to satisfy its indemnification obligations.

In connection with the sale of Global Products in fiscal 2023, Valvoline and VGO entered into a Supply Agreement. Pursuant to the Supply Agreement, Valvoline is dependent on VGO for product supply as it purchases substantially all lubricant and certain ancillary products for its stores from VGO. Any interruption, delay, quality issue or other failure in product supply could adversely affect the business and results of operations and result in disputes between the parties.

As part of the sale of Global Products, the parties agreed to indemnify and reimburse one another for various matters, which include tax indemnities. Each business will be responsible for taxes related to its operations, breaches of its tax covenants, and its share of transfer taxes, while Valvoline assumes responsibility for tax matters associated with the pre-closing reorganization. There is no guarantee that these indemnification arrangements will sufficiently protect Valvoline from potential exposures or liability claims from third parties, including taxing authorities. Additionally, there can be no assurance that VGO can fulfill its indemnification obligations in the future. Valvoline could experience negative impacts on its business, financial position, and cash flows due to these risks.

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

Cybersecurity governance

Valvoline has adopted a cross-functional and multi-management level approach to assessing and managing risks arising from cybersecurity threats. The Audit Committee of the Board (the “Audit Committee”) oversees the Company’s enterprise risk management program. As part of this oversight, the Audit Committee has primary responsibility for overseeing risks related to cybersecurity, although the Board retains ultimate oversight over these risks. The Board of Directors reviews and discusses cybersecurity risks along with the Company’s cybersecurity programs and strategy with management. The Board of Directors receives reports and presentations from the Senior Vice President and Chief Technology and Cybersecurity Officer (“CTO”) Vice President of IT Operations & Platforms, and Senior Director of Information Security during bi-annual meetings, and as needed, on a range of topics including, but not limited to, the cybersecurity program and processes, information systems, business risk identification and mitigation strategies, strategic updates, operational matters, the evolving cybersecurity threat landscape, regulatory developments, and notable incidents or threats affecting the Company.

The CTO, who serves as the Chief Information Security Officer (“CISO”) for the Company, is the primary executive responsible for leading the Company’s cybersecurity risk management program and has over 30 years of experience in various technology-related roles, including responsibilities related to managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The Company’s Computer Security Incident Response Team (“CSIRT”) has primary responsibility for monitoring and enacting the incident response program and is led by the Senior Director of Information Security who reports to the CTO.

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

Risk management and strategy

Valvoline has developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of its critical systems and information. This program, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity and Privacy Frameworks, is an integrated part of the company's overall enterprise risk management process. The program applies, where appropriate, to Valvoline's internal and external information systems, applications, networks, and operations. It includes ongoing activities such as scanning, testing, and assessments intended to identify and manage risks arising from cybersecurity threats.

Management, including various functional teams, is responsible for assessing, identifying, and managing material risks from cybersecurity threats. Valvoline continually evaluates and updates its cybersecurity programs to align with regulatory requirements and industry best practices. This includes keeping company-wide training initiatives related to cybersecurity risks robust and up-to-date.

Valvoline's Executive Information Security and Privacy Committee provides crucial oversight for cybersecurity risk management. On a monthly basis, the committee reviews key metrics, evaluates risk tolerance, and approves strategic direction to ensure the program aligns with the company's business objectives.

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

ITEM 2.  PROPERTIES

Valvoline is headquartered in Lexington, Kentucky, where the Company leases approximately 105,000 square feet of office space to support operations across its business, which excludes certain properties that the Company currently subleases to others. In addition, Valvoline owns or leases the property associated with 1,016 company-operated retail service center stores under the Valvoline Instant Oil ChangeSM and Valvoline Great Canadian Oil Change brands throughout the United States and Canada, respectively. Valvoline’s store leases typically have initial terms of up to 15 years with renewal options, exercisable at the Company’s discretion.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Valvoline common stock is listed on the NYSE and trades under the symbol “VVV.” As of November 18, 2025, there were approximately 7,060 registered holders of Valvoline common stock.

Dividend policy

The Company currently does not anticipate declaring or paying any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends to holders of Valvoline common stock is at the sole discretion of the Board after considering various factors, including Valvoline’s financial condition, operating results, current and anticipated cash needs, cash flows, impact on Valvoline’s effective tax rate, indebtedness, legal requirements and other factors that the Board considers relevant. In addition, the instruments governing Valvoline’s indebtedness may limit the Company’s ability to pay dividends. Therefore, no assurance are given that Valvoline will pay any dividends to its shareholders, or as to the amount of any such dividends if the Board determines to do so.

Stock performance graph

The following graph compares the cumulative total shareholder return on a $100 investment in Valvoline common stock, the S&P MidCap 400 Index, and the S&P MidCap 400 Specialty Retail Index for the period from September 30, 2020 to September 30, 2025. This graph assumes an investment in Valvoline common stock and each index were $100 on September 30, 2020 and that all dividends were reinvested.

Five-year cumulative total shareholder returns
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
09/30/25
VVV
S&P MidCap 400 Index
S&P MidCap 400 Specialty Retail Index

	Years ended September 30
Cumulative total returns	2021	2022	2023	2024	2025
Valvoline Inc.	$166.78	$137.63	$175.78	$228.17	$195.79
S&P MidCap 400 Index	$143.68	$121.77	$140.66	$178.34	$189.26
S&P MidCap 400 Specialty Retail Index	$169.27	$114.24	$128.26	$183.47	$179.91

Purchases of Company common stock

Valvoline has returned value to shareholders through share repurchases, the timing and amount of which will be at the discretion of the Company and based on Valvoline’s liquidity, general business and market conditions, and other factors, including alternative investment opportunities.

On July 30, 2024, the Board approved an authorization to repurchase up to $400 million of common stock with no expiration date. During the second quarter of fiscal 2025, Valvoline paused share repurchase activity in anticipation of completing the Breeze Autocare acquisition. Valvoline will fund the acquisition with a new Term Loan B issuance and accelerate debt repayment after closing the Breeze Autocare acquisition to return to a ratings agency target adjusted EBITDA net leverage ratio of 2.5 to 3.5 times. As a result of the pending acquisition, the Company did not repurchase any shares of common stock during the three months ended September 30, 2025. At September 30, 2025, the Company retained authorization to repurchase up to $325.0 million of shares of common stock under the share repurchase program.

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

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, delivering sustainable network growth, and continuing to innovate to meet the evolving needs of customers and the car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners simplify vehicle care so customers can do what drives them. This includes approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises approximately 2,200 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports over 240 locations through its Express CareTM platform.

Valvoline's fiscal year ends on September 30 of each year.

RECENT DEVELOPMENTS

Refranchising

Valvoline sold 67 company-owned stores to existing and new franchise partners through the completion of three transactions that occurred in the fourth quarter of fiscal 2024 and the first quarter of fiscal 2025 (the “Refranchising Transactions”). These conversions, combined with executed development agreements, are expected to provide accelerated growth in the respective markets and deliver long-term value to shareholders. The Refranchising Transactions impact the comparability of financial results year-over-year as further discussed further below.

During October 2025, the Company entered into an agreement and completed the sale of 10 company-owned service center stores and related net assets to a franchisee. The Company will derecognize the related net assets and expects to recognize a gain on sale in the first quarter of fiscal 2026 to reflect the completion of this transaction.

Breeze Autocare

In February 2025, Valvoline signed a definitive agreement to acquire Breeze Autocare from Greenbriar. Breeze Autocare is an independent provider of automotive quick lube and other preventive maintenance services operating predominantly under the Oil Changers brand, with an extensive footprint in California, Texas, and the Midwest.

In November 2025, Valvoline received clearance from the Federal Trade Commission (“FTC”) to close the acquisition of Breeze Autocare subject to a Decision and Order from the FTC. Valvoline will acquire 207 Breeze Autocare stores, and consistent with the Decision and Order, Valvoline will divest 45 of those locations to

Mainstreet Auto, LLC (“Mainstreet”), for a net purchase price of $593 million, subject to (i) adjustments for store acquisitions and sale-leaseback transactions completed by Breeze Autocare since signing and (ii) customary closing adjustments. The Breeze Autocare acquisition is expected to close on December 1, 2025, with the divestiture to Mainstreet occurring shortly thereafter. The Company intends to fund the Breeze Autocare acquisition with a newly issued $740 million Term Loan B commensurate with the closing of the transaction with excess proceeds being used to pay down outstanding debt.

FISCAL 2025 OVERVIEW

Key operating highlights from continuing operations are presented below, each of which is discussed more fully in this Annual Report on Form 10-K:

6%	$389.9 million	2%
Growth in Net revenues	Operating income from continuing operations	Growth in Diluted EPS

$3.5 billion	$59.8 million	$307.1 million
System-wide store sales (a)	Returned to shareholders through share repurchases	Cash flows from operations

2,180	19 years	5.5%
System-wide stores (a) with 8.5% annual growth	of consecutive system-wide same-store sales growth (b)	Growth in adjusted EBITDA (c)

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)	Valvoline determines SSS growth as the year-over-year change in net revenues of U.S. VIOC same stores (company-operated, franchised and the combination of these for system-wide SSS) with same stores defined as those that have been in operation within the system for at least 12 full months.
(c)	Represents a non-GAAP measure. Refer to “Use of Non-GAAP Measures” and the Appendix for additional details.

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
(b)Includes the effects of certain unusual, infrequent or non-operational activity not directly attributable to the underlying business, which management believes impacts the comparability of operational results between periods (“key items,” as further described below).

Net revenues and Adjusted EBITDA trends have continued to increase over the past five fiscal years largely driven by strong system-wide same-store sales (“SSS”) growth, which benefited from higher average ticket, continued non-oil change penetration and increased transactions, in addition to acquisitions and overall store expansion. Income from continuing operations has also followed an upward trend due to strong top-line performance, with the exception of fiscal 2022, where the decrease was primarily driven by a loss due to the remeasurement of pension and other postretirement plans, as well as higher separation-related expenses in connection with the planning and evaluation of the separation of the Company’s businesses that ultimately culminated in the sale of Global Products.

Results for Fiscal 2024 compared to Fiscal 2023

For comparisons of Valvoline's consolidated results of operations and cash flows for the fiscal years ended September 30, 2024 to September 30, 2023, refer to Item 7 of Part II of the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on November 22, 2024.

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

The non-GAAP measures used by management exclude key items. Key items are often related to legacy matters or market-driven events considered by management to not be reflective of the ongoing operating performance. Key items may consist of adjustments related to: legacy businesses, including the separation from Valvoline's former parent company, the former Global Products reportable segment, and the associated impacts of related activity and indemnities; non-service pension and other postretirement plan activity; restructuring-related matters, including organizational restructuring plans, the separation of Valvoline’s businesses, significant acquisitions or divestitures, debt extinguishment and modification, and tax reform legislation; in addition to other matters that management considers non-operational, infrequent or unusual in nature.

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

Net revenues are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. For the periods presented herein, SSS is defined as net revenues of U.S. VIOC stores (company-operated, franchised and the combination of these for system-wide SSS) with same stores defined at the beginning of the month following the completion of 12 full months in operation within the system.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the years ended September 30:

			2025 vs. 2024
(In millions)	2025	2024	$	%
Net revenues	$1,710.3	$1,619.0	$91.3	5.6%
Gross profit	$658.5	$618.8	$39.7	6.4%
Gross profit margin	38.5%	38.2%	30 bps
Net operating expenses	$268.6	$251.6	$17.0	6.8%
Percentage of net revenues	15.7%	15.5%	20 bps
Operating income	$389.9	$367.2	$22.7	6.2%
Operating margin	22.8%	22.7%	10 bps
Income from continuing operations	$214.8	$214.5	$0.3	0.1%

EBITDA (a)	$485.7	$461.4	$24.3	5.3%
Adjusted EBITDA (a)	$466.8	$442.6	$24.2	5.5%
Adjusted EBITDA margin (a)	27.3%	27.3%	— bps

(a)Refer to the “Use of Non-GAAP Measures” and Continuing operations EBITDA and Adjusted EBITDA for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

Fiscal 2025 marked the 19th consecutive year for system-wide SSS growth and the addition of 170 net new stores, bringing the system to 2,180 stores. The table below highlights the growth over the last year:

(In millions, except store count)	Fiscal year 2025	Growth vs.
		2024
System-wide store sales (a)	$3,453.8	11.3%
System-wide store count (a)	2,180	8.5%
	Years ended September 30
	2025	2024
System-wide SSS growth (a)	6.1%	7.1%

(a)	Measures include Valvoline franchisees, which are independent legal entities. Refer to the “Key Business Measures” section above for additional details on these key business measures, including management’s definitions.

Net revenues

Net revenues increased $91.3 million, or 5.6% over the prior year period primarily attributable to higher volume, mix, and pricing. System-wide SSS growth increased 6.1% reflecting growth in average ticket from premiumization, pricing, and non-oil change service penetration, as well as higher transactions supported by an expanding customer base. Year-over-year system-wide store growth of 8.5% also contributed to net revenues and volumes through the addition of 170 net new stores. These benefits were partially offset by reduced net revenues due to the recent Refranchising Transactions. The following reconciles the year-over-year changes in Net revenues:

Gross profit

Gross profit improved $39.7 million, or 6.4% year-over-year. The improvement was driven by higher volume, reflecting continued store expansion, and a favorable mix from continued traction in premiumization and non-oil change services. These gains were partially offset by the impacts from the recent Refranchising Transactions, and increased store operating costs, including depreciation related to ongoing store investments. The following reconciles the year-over-year changes in gross profit:

Gross profit margin rate improved compared to the prior year. This margin expansion reflects improved labor efficiency from effective management, along with benefits from service mix. These gains were partially offset by the impacts from the Refranchising Transactions, and higher operating expenses, including deprecation.

Net operating expenses

Details of the components of Net operating expenses are summarized below for the years ended September 30:

			Variance
(In millions)	2025	2024	$	%
Selling, general and administrative expenses	$349.9	$305.1	$44.8	14.7%
Net legacy and separation-related expenses (income)	1.4	(0.7)	2.1	(300.0)%
Other income, net	(82.7)	(52.8)	(29.9)	56.6%
Net operating expenses	$268.6	$251.6	$17.0	6.8%

Selling, general and administrative (“SG&A”) expenses increased $44.8 million compared to the prior year period. This increase reflects continued investments to scale the business and support long-term growth. The primary contributors were technology, including outside services, talent, and advertising, which combined to increase expense by $25.8 million. Additionally, investment and divestiture activity increased SG&A expenses by $15.8 million, primarily related to consulting fees and professional services to support legal, regulatory, diligence and integration efforts.

Net legacy and separation-related activity increased $2.1 million. The increase was primarily driven by expenses associated with legacy businesses and employee related costs, as well as certain limited realignment costs incurred to support the Company’s transition to a stand-alone retail business following the sale of Global Products.

Other income, net increased by $29.9 million compared to the prior year primarily due the Refranchising Transactions whereby a larger gain on sale was recognized in the current year of $73.9 million compared to the prior year gains of $41.8 million.

Net pension and other postretirement plan expenses (income)

Net pension and other postretirement plan expenses increased $11.9 million from the prior year, primarily due to a loss on pension and other postretirement plan remeasurement of $26.6 million in the current year compared to a gain of $2.4 million in the prior year. The loss in fiscal 2025 was driven by lower-than-expected performance of plan assets in the current year, which more than offset the gain attributable to the increase in discount rates.

Net interest and other financing expenses

Net interest and other financing expenses increased $2.1 million during fiscal 2025 driven by lower interest income partially offset by reduced interest expense. Interest income in the current year declined by $13.9 million from the prior year maturity of invested net proceeds from the sale of Global Products. The proceeds from the maturity of these short-term investments were utilized to repurchase the 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (“2030 Notes”) in the third quarter of fiscal 2024. The repurchase of the 2030 Notes drove lower interest expense of $11.8 million in the current year from reduced base interest expense of $9.7 million and lower debt modification charges and related fees of $2.1 million.

Income tax expense

The following table summarizes Income tax expense and the effective tax rate during the years ended September 30:

(In millions)	2025	2024
Income tax expense	$77.5	$69.1
Effective tax rate percentage	26.5%	24.4%

The higher effective tax rate in fiscal 2025 primarily reflects decreases in the favorable impact of return to provision adjustments and valuation allowance activity.

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax for the years ended September 30 are as follows:

(In millions)	2025	2024
Loss from discontinued operations, net of tax	$(4.1)	$(3.0)

Loss from discontinued operations, net of tax increased $1.1 million compared to the prior year primarily due to increased income tax expense.

Continuing operations EBITDA and Adjusted EBITDA

The following reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the years ended September 30:

(In millions)	2025	2024	2023	2022	2021
Income from continuing operations	$214.8	$214.5	$199.4	$109.4	$200.1
Income tax expense	77.5	69.1	37.1	34.7	59.9
Net interest and other financing expenses	74.0	71.9	38.3	69.3	108.3
Depreciation and amortization	119.4	105.9	88.8	71.4	62.1
EBITDA from continuing operations (a)	485.7	461.4	363.6	284.8	430.4
Net pension and other postretirement plan expenses (income) (b)	23.6	11.7	(27.6)	6.9	(128.2)
Net legacy and separation-related expenses (income) (c)	1.4	(0.7)	32.8	20.5	(23.6)
Information technology costs (d)	11.5	10.4	3.0	2.6	—
Investment and divestiture-related (income) costs (e)	(55.4)	(40.2)	1.1	—	—
Suspended operations (f)	—	—	7.1	0.9	(1.5)
Restructuring and related adjustments (g)	—	—	—	—	(0.1)
Adjusted EBITDA from continuing operations (a)	$466.8	$442.6	$380.0	$315.7	$277.0

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
(c)Activity associated with legacy businesses, including the separation from Valvoline’s former parent company and its former Global Products reportable segment. This activity includes the recognition of and adjustments to indemnity obligations to its former parent company; certain legal, financial, professional advisory and consulting fees; and other expenses incurred by the continuing operations in connection with and directly related to these separation transactions and legacy matters. This incremental activity directly attributable to legacy matters and separation transactions is not considered reflective of the underlying operating performance of the Company’s continuing operations. During fiscal September 30, 2023, the Company recognized $25.7 million of pre-tax expense to reflect its increased estimated indemnity obligation which also resulted in an income tax benefit of $29.0 million to reflect the release of valuations allowances in connection with the amendment of the Tax Matters Agreement with Valvoline’s former parent company.
(d)Consists of expenses incurred directly related to the Company’s information technology transitions, primarily efforts related to implementing stand-alone enterprise resource planning and human resource information systems that generally began in fiscal 2023 following the sale of the former Global Products reportable segment. These expenses include data conversion, training, redundant expenses incurred from duplicative technology platforms, and temporary support, which includes consulting fees and professional services to support certain enhanced manual procedures and material weakness remediation efforts. These incremental costs are directly associated with technology transitions and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms.
(e)Consists of activity directly associated with specific significant acquisitions, investments and divestitures, including professional and consulting fees for legal and advisory services, in addition to gains or losses recognized upon disposition, temporary financing costs directly associated with expected transactions, acquisition-related incentive compensation costs, and expense recognized to reduce the carrying values of investments determined to be impaired. This activity is not considered to be reflective of the underlying operating performance of the Company’s ongoing continuing operations.

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

Adjusted EBITDA increased $24.2 million, or 5.5%, for the year ended September 30, 2025 compared to the prior year. This growth was primarily attributable to strong gross profit expansion from strong operational performance including improvements in volumes and mix, in addition to efficiencies in labor management, which more than offset the impacts from refranchising and growth investments in SG&A expenses.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Consolidated Statements of Cash Flows are summarized as follows for the years ended September 30:

(In millions)	2025	2024
Cash provided by (used in):
Operating activities	$307.1	$282.9
Investing activities	$(201.1)	$136.8
Financing activities	$(112.9)	$(746.3)

Operating activities

The increase in cash flows provided by operating activities of $24.2 million from the prior year was primarily driven by higher cash earnings, that were moderated by the impact of the Refranchising Transactions, and lower interest payments of $22.1 million due to lower outstanding debt from the repurchase of the 2030 Senior Notes in the prior period. These increases were partially offset by unfavorable changes in net working capital that were attributed to a decrease in payables and accrued liabilities largely driven by acquisition and divestiture-related expenses paid during the period.

Investing activities

The decrease in cash flows from investing activities of $337.9 million from the prior year was substantially driven by a decline in net proceeds from investments of $345.0 million and an increase in current year acquisition activity of $12.3 million that was partially offset by increased net proceeds from the sale of operations of $49.5 million. Lower proceeds from investments were due to maturities in the prior year of short-term investments of the remaining net proceeds from the sale of Global Products, while higher net proceeds from the sale of operations was largely a result of completing a Refranchising Transaction in the first quarter of fiscal 2025 to sell 39 company-operated service center stores to a new franchisee. Further contributing to the increased use of investing cash flows year-over-year were higher capital expenditures of $34.8 million to support store enhancements and growth.

Financing activities

The decrease in cash flows used in financing activities of $633.4 million from the prior year was substantially due to lower net repayments on borrowings of $480.0 million primarily driven by the prior year debt tender offer to purchase the outstanding 2030 Notes. Also contributing to this decrease was lower share repurchase activity of $166.4 million, partially offset by excise tax payments of $16.4 million that were largely due to share repurchases completed in fiscal 2023 under the modified “Dutch auction” tender offer subject to the 1% excise tax of the Inflation Reduction Act that became effective in calendar 2023.

Continuing operations free cash flow

The following table sets forth free cash flow and free cash flow excluding growth capital expenditures reconciled to cash flows from operating activities. As previously noted, these free cash flow measures have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash expenditures, such as mandatory debt repayments. Refer to “Use of Non-GAAP Measures” within this Item 7 for additional information regarding these non-GAAP measures.

(In millions)	2025	2024
Cash flows provided by operating activities	$307.1	$282.9
Less: Maintenance capital expenditures	(66.1)	(35.9)
Free cash flow excluding growth capital expenditures	241.0	247.0
Less: Growth capital expenditures	(193.1)	(188.5)
Free cash flow	$47.9	$58.5

The decrease in free cash flow from continuing operations over the prior year was impacted by increased capital expenditures during the current year, which were partially offset by higher cash flows provided by operating activities in the current year as described above. The increase in capital expenditures over the prior year period was primarily driven by higher maintenance capital expenditures, principally attributed to facility and equipment expenditures. Higher growth capital expenditures were primarily driven by new store construction, including the timing and mix of new store additions at the end of the year. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Debt

The following table summarizes Valvoline’s continuing operations debt as of September 30:

(In millions)	2025	2024
2031 Notes	$535.0	$535.0
Term Loan	415.6	439.4
Revolver	130.0	125.0
Debt issuance costs and discounts	(6.6)	(5.6)
Total debt	1,074.0	1,093.8
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,050.2	$1,070.0
Approximately 50% of Valvoline's outstanding borrowings as of September 30, 2025 had fixed rates, with the remainder bearing variable interest rates. As of September 30, 2025, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity remaining of $341.6 million. Refer to Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional details regarding the Company’s debt instruments.

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

Material cash requirements and other commitments

The Company's material cash requirements for the continuing operations include the following contractual obligations and commitments as of September 30, 2025:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	5 years and more
Long-term debt	$1,080.6	$23.8	$521.8	$—	$535.0
Interest payments (a)	191.6	52.2	82.8	38.8	17.8
Operating lease obligations	466.3	51.5	96.8	85.7	232.3
Finance lease obligations	333.5	27.6	56.2	55.9	193.8
Employee benefit obligations (b)	71.8	7.3	17.5	15.6	31.4
Total	$2,143.8	$162.4	$775.1	$196.0	$1,010.3

(a)Includes interest on both variable and fixed rate debt, assuming no prepayments. Variable interest rates have been assumed to remain constant through payment at the rates that existed as of September 30, 2025.
(b)Includes projected benefit payments through fiscal 2035 for Valvoline’s unfunded benefit plans. Excludes benefit payments from pension plan trust funds.

The Company guaranteed future payments related to certain leases assigned in connection with the Refranchising Transactions and selling Global Products. Valvoline is obligated to perform if the buyers default on the leases, which have remaining terms ranging from three months to 15 years. The undiscounted maximum potential future payments under the lease guarantees were $63.8 million as of September 30, 2025. In addition, the Company guarantees certain outstanding franchisee debt obligations that have remaining terms ranging from one to five years and total $12.4 million as of September 30, 2025. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

Fiscal 2026 capital expenditures

Valvoline is currently forecasting approximately $250 million to $280 million of capital expenditures for fiscal 2026, funded primarily from operating cash flows.

Pension and other postretirement plan obligations

The Company makes cash and non-cash contributions and benefit payments for its pension and other postretirement plans. During fiscal 2025, the Company made $10.6 million in benefit payments for its non-qualified pension and other postretirement plans, consisting of $5.7 million of cash payments and $4.9 million of non-cash payments. Based on current data and assumptions, the Company does not anticipate the need to satisfy any minimum funding requirements to its qualified pension plans in the near term. Refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the Company's U.S. pension and other postretirement plans.

Share repurchases

In July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization”), which has no expiration date. During the year ended September 30, 2025, the Company repurchased 1.6 million shares of its common stock for $59.8 million. As of September 30, 2025, $325.0 million remained available for share repurchases under the 2024 Share Repurchase Authorization.

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

Valvoline announced in the second quarter of fiscal 2025 that it was pausing share repurchase activity in anticipation of completing the Breeze Autocare acquisition. Valvoline will fund the acquisition with a new Term Loan B issuance and accelerate debt repayment after closing the Breeze Autocare acquisition to return to a ratings agency target adjusted EBITDA net leverage ratio of 2.5 to 3.5 times.

Summary

Valvoline’s continuing operations had cash and cash equivalents of $51.6 million, total debt of $1.1 billion, and total remaining borrowing capacity of $341.6 million as of September 30, 2025. Valvoline’s ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Annual Report on Form 10-K.

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
Valvoline sponsors defined benefit pension and other postretirement plans in the U.S. As of September 30, 2025, Valvoline’s net unfunded pension and other postretirement plan liabilities included in the Consolidated Balance Sheet totaled $151.7 million. Total pension and other postretirement net periodic benefit income recognized in fiscal 2025 was $23.6 million, inclusive of a $26.6 million remeasurement loss.

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

The Company’s pension and other postretirement benefit costs and obligations are dependent on actuarial valuations and various assumptions that attempt to anticipate future events and are used in calculating the expense and liabilities relating to these plans. These assumptions include estimates and judgments the Company makes about discount rates and mortality, among others.

Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations are described further below.

The fair value of plan assets represents the current market value of assets held by irrevocable trust funds for the sole benefit of participants. Valvoline’s pension plans hold a variety of investments designed to diversify risk. Plan assets are invested in equity securities, government and agency securities, corporate debt, and other non-traditional assets such as hedge funds. The pension plan assets are subject to valuation risk and generated an actual weighted-average return of 2.65% in fiscal 2025 primarily driven by the market performance of the plan assets of the qualified pension plans based on the Company’s investment strategy to hedge the movement in liabilities related to changes in discount rates with investments of a matched duration that provide offsetting returns aligned with changes in interest rates.

Target asset allocation percentages as of September 30, 2025 for the qualified pension plans were 90% fixed income and 10% equity investments. The qualified pension plans are managed by professional investment managers that operate under investment management contracts that include specific investment guidelines, requiring among other actions, adequate diversification and prudent use of risk management practices such as portfolio constraints relating to established benchmarks.

Though management considers current market conditions and other relevant factors in establishing these assumptions and year-end values, the actuarial assumptions used and ultimate asset values may differ materially from current results due to changing market and economic conditions, longer or shorter life spans of participants, and differences between the actual long-term return on plan assets. These differences may result in a significant impact to the amount of pension or other postretirement benefits cost recorded or that may be recorded. Changes in assumptions or asset values may have a significant effect on the measurement of expense or income.

Actuarial assumptions
Significant assumptions the Company must review and set annually and at each measurement date related to its pension and other postretirement benefit obligations are:

•Discount rate — Reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. Consistent with historical practice, the Company uses an actuarially-developed full yield curve approach, the above mean yield curve, to match the timing of cash flows of expected future benefit payments from the plans by applying specific spot rates along the yield curve to determine the assumed discount rate. Valvoline’s fiscal 2025 expense, excluding actuarial gains and losses, for pension plans was determined using the spot discount rates as of the beginning of the fiscal year. The interest cost discount rates for fiscal 2025 pension and other postretirement plans were 4.65%

and 4.63%, respectively. The weighted-average discount rate at the end of fiscal 2025 was 5.22% for the pension plans and 5.14% for the postretirement health and life plans.

The following table illustrates the estimated impact on hypothetical pension and other postretirement expense that would have resulted from a one percentage point change in discount rates in isolation of impacts on other significant assumptions in the years ended September 30:

(In millions)	2025	2024
Increase (decrease) in pension and other postretirement plan expense - 1.00% decrease in discount rates:

Pension benefits
Increase in benefit obligation	$129.8	$142.6
Increased return on plan assets (a)	(125.8)	(138.0)
Estimated hypothetical increase in expense	4.0	4.6

Other postretirement benefits
Increase in benefit obligation	1.7	1.9

Total estimated hypothetical increase in expense	$5.7	$6.5

(a)
The qualified pension plans employ an investing strategy to match the duration of its obligation and investments. These plans represent approximately 96% and 95% of Valvoline’s total gross pension plan obligation as of September 30, 2025 and 2024, respectively. This strategy hedges approximately 100% of the movement in liabilities related to changes in discount rates as of September 30, 2025 and 2024. Therefore, when discount rates change, asset returns generally mirror the impacts, minimizing the net impact to the consolidated financial statements. This estimated impact does not include increased returns of other plan assets that may also benefit from increased interest rates.

•Mortality — The mortality assumption for Valvoline's pension and other postretirement plans utilizes the Society of Actuaries PRI-2012 mortality base tables and a mortality improvement scale that follows the 2025 Trustees Report of the Social Security Administration Intermediate Alternative as reflected in the MSS-2025 improvement scale. Valvoline believes the updated mortality improvement scale provides a reasonable assessment of current mortality trends and an appropriate estimate of future mortality projections.

Other assumptions, including the healthcare cost trend rate, do not have a significant impact on Valvoline's pension and other postretirement benefit plan costs and obligations based upon current plan provisions that have generally frozen benefits and limited costs.

Business combinations and intangible assets

Description	Judgments and uncertainties	Effect if actual results differ from assumptions
The Company completed multiple acquisitions during fiscal 2025 for an aggregate purchase price of $65.5 million. These acquisitions included 33 service center stores comprised of six former franchise and three former Express Care locations that were converted to company-operated service center stores and 24 service center stores acquired in single and multi-store transactions. The Company also acquired NuWash, Inc. (doing business as NuBrakes), which offers mobile automotive maintenance services including brake repair. The Company allocates the purchase price of an acquired business to its identifiable assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill or if the fair value of the assets acquired and liabilities assumed exceed the purchase price consideration, a bargain purchase gain is recorded.

Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth fiscal quarter as of July 1 or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. At the time of the Company’s annual impairment assessment, Valvoline consisted of a singular reporting unit, Retail Services.

The Company’s gross amortizable intangible assets and accumulated amortization were $173.9 million and $91.4 million, respectively, as of September 30, 2025. Other intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Various factors are considered in determining whether a trigger requiring impairment assessment has occurred, such as, but not limited to, changes in the expected use of the assets, technology or development of alternative assets, economic conditions, operating performance, and expected future cash flows.

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

There were no impairments to intangible assets recognized by the Company during fiscal 2025 or 2024. Valvoline elected to perform a qualitative impairment assessment of goodwill in 2025, which indicated that it was more likely than not that the fair value of the reporting unit was in excess of the carrying amount. Though no qualitative factors were present that indicated the existence of a potential impairment, Valvoline performed a quantitative assessment during fiscal 2024 and determined that its reporting unit had a fair value that was in excess of its carrying value.

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

Income tax impacts associated with the gain on the sale of Global Products were complex and included a high degree of judgment due to the pre-sale restructuring transactions completed to facilitate the sale in addition to the large volume of federal, state, and international jurisdictions that were required to be evaluated.

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

Each income tax expense change of $2.9 million would impact the fiscal 2025 effective tax rates for continuing operations and the consolidated business by one percentage point.

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

Inflation and changing prices

The cost of materials and labor used in Valvoline’s automotive preventive maintenance services are affected by cost inflation and global commodity prices that could expose Valvoline to risks in its results. Fiscal 2025, 2024, and 2023 all experienced high rates of inflation and Valvoline mitigates this risk by passing along price increases to its customers; however, the ability to pass on these price increases is largely dependent upon market conditions. Contracts with Valvoline’s independent operators are generally indexed to accommodate changes in material prices. Valvoline may not always be able to raise prices in response to increased costs or may experience delays in passing through such costs, as its ability to do so is largely dependent upon market conditions.

Interest rate risk

The Company is subject to interest rate risk in relation to its variable-rate debt. Approximately 50% of the Company’s outstanding borrowings as of September 30, 2025 carried fixed rates. A hypothetical 100 basis point change in variable interest rates would impact the Company’s interest expense and pre-tax earnings by $5.5 million for the year ended September 30, 2025.

In addition, the Company is exposed to market risk relative to the impact of changes in interest rates and investment returns on its pension and other postretirement plans. Declines in the discount rates used in measuring the Company's pension and other postretirement plan obligations result in a higher obligation and decrease the funded status. The pension plans hold a variety of investments designed to diversify risk, protect against declines in interest rates, and achieve an adequate net investment return to provide for future benefit payments to its participants. These investments are subject to variability that can be caused by fluctuations in general economic conditions. Decreases in the fair value of plan assets and discount rates increase net pension and other postretirement plan expense and can also result in requirements to make contributions to the plans. Pension and other postretirement plans were underfunded by $151.7 million at September 30, 2025 as the projected benefit obligation exceeded the fair value of plan assets.

Credit risk

The Company is potentially subject to concentrations of credit risk on financial instruments for its cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties, and the maximum potential loss may exceed the amount recognized within the Consolidated Balance Sheets. Exposure to credit risk is managed by selecting highly-rated financial institutions as counterparties to transactions and monitoring procedures. As of September 30, 2025, there was not a significant concentration of credit risk related to financial instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Valvoline Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valvoline Inc. and consolidated subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2025 expressed an adverse opinion thereon.

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

Accounting for defined benefit pension obligation

Description of the Matter	At September 30, 2025, the Company’s aggregate defined benefit pension obligation was $1,494.3 million and exceeded the fair value of pension plan assets of $1,365.5 million, resulting in an unfunded status of $128.8 million. As disclosed in Note 10 of the consolidated financial statements, the Company recognizes the change in the net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement to reflect the updated actuarial assumptions. The remaining components of pension benefit costs are recorded ratably throughout the fiscal year.

Auditing the valuation of the defined benefit pension obligation was complex due to the judgmental nature of certain of the actuarial assumptions (i.e., discount rate and mortality rate) used in the measurement process. These assumptions have a significant effect on the defined benefit pension obligation.

How We Addressed the Matter in Our Audit
To test the defined benefit pension obligation, we performed audit procedures that included, among others, evaluating the methodology used, testing the significant actuarial assumptions (i.e., discount rate and mortality rate), and testing the completeness and accuracy of the underlying data used by management, including participant data. In addition, we involved our actuarial specialists to assist with our procedures. We compared the significant actuarial assumptions (i.e., discount rate and mortality rate) used by management to its historical accounting practices and evaluated the change in the defined benefit pension obligation from the prior year. For example, the discount rate reflects the rates at which benefits could effectively be settled and is based on current investment yields of high-quality corporate bonds. The Company uses an actuarially-developed full yield curve approach in establishing its discount rate. We evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments. As part of this assessment, we tested the underlying securities used to develop the yield curve to evaluate whether they were appropriate for use in a yield curve and whether the provided yield curve reasonably followed from those securities. To evaluate the mortality rate, we assessed whether the information was consistent with publicly available information, whether the mortality tables utilized were appropriate, and whether any market data adjusted for entity-specific adjustments were applied.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Louisville, Kentucky
November 21, 2025

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Comprehensive Income
	Years ended September 30
(In millions, except per share amounts)	2025	2024	2023
Net revenues	$1,710.3	$1,619.0	$1,443.5
Cost of sales	1,051.8	1,000.2	899.0
Gross profit	658.5	618.8	544.5

Selling, general and administrative expenses	349.9	305.1	264.5
Net legacy and separation-related expenses (income)	1.4	(0.7)	32.8
Other income, net	(82.7)	(52.8)	—
Operating income	389.9	367.2	247.2
Net pension and other postretirement plan expenses (income)	23.6	11.7	(27.6)
Net interest and other financing expenses	74.0	71.9	38.3
Income before income taxes	292.3	283.6	236.5
Income tax expense	77.5	69.1	37.1
Income from continuing operations	214.8	214.5	199.4
(Loss) income from discontinued operations, net of tax	(4.1)	(3.0)	1,220.3
Net income	$210.7	$211.5	$1,419.7

NET EARNINGS PER SHARE
Basic earnings (loss) per share
Continuing operations	$1.68	$1.65	$1.24
Discontinued operations	(0.03)	(0.02)	7.55
Basic earnings per share	$1.65	$1.63	$8.79

Diluted earnings (loss) per share
Continuing operations	$1.67	$1.63	$1.23
Discontinued operations	(0.03)	(0.02)	7.50
Diluted earnings per share	$1.64	$1.61	$8.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	127.9	130.1	161.6
Diluted	128.6	131.0	162.6

COMPREHENSIVE INCOME
Net income	$210.7	$211.5	$1,419.7
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(3.0)	4.2	43.7
Amortization of pension and other postretirement plan prior service credits	(1.7)	(1.7)	(1.7)
Unrealized loss on cash flow hedges	—	(5.8)	(7.5)
Other comprehensive (loss) income	(4.7)	(3.3)	34.5
Comprehensive income	$206.0	$208.2	$1,454.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
	As of September 30
(In millions, except per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$51.6	$68.3
Receivables, net	89.6	86.4
Inventories, net	42.6	39.7
Prepaid expenses and other current assets	59.9	61.0
Total current assets	243.7	255.4
Noncurrent assets
Property, plant and equipment, net	1,134.6	958.7
Operating lease assets	331.8	298.6
Goodwill and intangibles, net	740.5	705.6
Other noncurrent assets	219.8	220.4
Total noncurrent assets	2,426.7	2,183.3
Total assets	$2,670.4	$2,438.7
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$23.8	$23.8
Trade and other payables	118.9	117.4
Accrued expenses and other liabilities	204.7	212.7
Total current liabilities	347.4	353.9
Noncurrent liabilities
Long-term debt	1,050.2	1,070.0
Employee benefit obligations	187.5	176.2
Operating lease liabilities	315.3	279.7
Other noncurrent liabilities	431.5	373.3
Total noncurrent liabilities	1,984.5	1,899.2
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 40 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized, 127.1 and 128.5 shares issued and outstanding at September 30, 2025 and 2024, respectively	1.3	1.3
Paid-in capital	58.4	51.2
Retained earnings	273.6	123.2
Accumulated other comprehensive income	5.2	9.9
Stockholders' equity	338.5	185.6
Total liabilities and stockholders’ equity	$2,670.4	$2,438.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
	Years ended September 30
(In millions)	2025	2024	2023
Cash flows from operating activities
Net income	$210.7	$211.5	$1,419.7
Adjustments to reconcile net income to cash flows from operating activities:
Loss (income) from discontinued operations	4.1	3.0	(1,220.3)
Loss on extinguishment of debt	—	5.1	—
Gain on sale of operations	(71.1)	(41.8)	—
Depreciation and amortization	119.4	105.9	88.8
Deferred income taxes	38.3	23.5	33.6
Loss (gain) on pension and other postretirement plan remeasurements	26.6	(2.4)	(41.6)
Stock-based compensation expense	10.5	12.0	12.2
Other, net	3.6	(0.1)	11.9
Change in assets and liabilities
Receivables	(3.1)	(0.9)	26.4
Inventories	(5.4)	(7.7)	(3.3)
Payables and accrued liabilities	3.3	(6.4)	111.3
Other assets and liabilities	(29.8)	(18.8)	(85.7)
Operating cash flows from continuing operations	307.1	282.9	353.0
Operating cash flows from discontinued operations	(9.9)	(17.8)	(393.8)
Total cash provided by (used in) operating activities	297.2	265.1	(40.8)
Cash flows from investing activities
Additions to property, plant and equipment	(259.2)	(224.4)	(180.5)
Acquisitions, net of cash acquired	(65.0)	(52.7)	(36.3)
Proceeds from sale of operations, net of cash disposed	121.0	71.5	—
Issuances of notes receivable	(24.2)	(13.6)	(3.5)
Repayments of notes receivable	21.2	9.7	2.1
Purchases of investments	(4.5)	(3.5)	(440.4)
Proceeds from investments	6.0	350.0	80.0
Other investing activities, net	3.6	(0.2)	1.4
Investing cash flows from continuing operations	(201.1)	136.8	(577.2)
Investing cash flows from discontinued operations	—	—	2,620.9
Total cash (used in) provided by investing activities	(201.1)	136.8	2,043.7
Cash flows from financing activities
Proceeds from borrowings	85.0	200.0	924.0
Repayments on borrowings	(103.8)	(698.8)	(920.9)
Repurchases of common stock, including excise tax payments	(76.8)	(226.8)	(1,524.8)
Cash dividends paid	—	—	(21.8)
Payment of finance lease obligations	(12.2)	(12.0)	(10.6)
Other financing activities, net	(5.1)	(8.7)	(11.4)
Financing cash flows from continuing operations	(112.9)	(746.3)	(1,565.5)
Financing cash flows from discontinued operations	—	—	(108.1)
Total cash used in financing activities	(112.9)	(746.3)	(1,673.6)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—	(0.1)
Decrease in cash, cash equivalents and restricted cash	(17.1)	(344.4)	329.2
Cash, cash equivalents and restricted cash - beginning of year	68.7	413.1	83.9
Cash, cash equivalents and restricted cash - end of year	$51.6	$68.7	$413.1

Supplemental disclosures
Interest paid	$56.1	$78.2	$69.6
Income taxes paid	$35.8	$31.3	$373.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Consolidated Statements of Stockholders’ Equity
			Paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Totals
	Common stock
(In millions, except per share amounts)	Shares	Amount
Balance at September 30, 2022	176.1	$1.8	$44.1	$282.0	$(21.3)	$306.6
Net income	—	—	—	1,419.7	—	1,419.7
Dividends paid, $0.125 per common share	—	—	0.1	(21.9)	—	(21.8)
Stock-based compensation, net of issuances	0.5	—	3.8	—	—	3.8
Repurchases of common stock	(41.8)	(0.5)	—	(1,539.1)	—	(1,539.6)
Other comprehensive income, net of tax	—	—	—	—	34.5	34.5
Balance at September 30, 2023	134.8	1.3	48.0	140.7	13.2	203.2
Net income	—	—	—	211.5	—	211.5
Stock-based compensation, net of issuances	0.4	—	3.2	—	—	3.2
Repurchases of common stock	(6.7)	—	—	(229.0)	—	(229.0)
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	(3.3)
Balance at September 30, 2024	128.5	1.3	51.2	123.2	9.9	185.6
Net income	—	—	—	210.7	—	210.7
Stock-based compensation, net of issuances	0.2	—	7.2	—	—	7.2
Repurchases of common stock	(1.6)	—	—	(60.3)	—	(60.3)
Other comprehensive loss, net of tax	—	—	—	—	(4.7)	(4.7)
Balance at September 30, 2025	127.1	$1.3	$58.4	$273.6	$5.2	$338.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business

Valvoline Inc. (“Valvoline” or the “Company”) is a leader in automotive preventive maintenance delivering convenient and trusted services in its retail stores throughout the United States (“U.S.”) and Canada. The Company operates and franchises approximately 2,200 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”) and Valvoline Great Canadian Oil Change (“GCOC”) retail locations and supports over 240 locations through its Express CareTM platform.

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline is creating shareholder value by driving the full potential of its core business, delivering sustainable network growth, and continuing to innovate to meet the evolving needs of customers and the car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners simplify vehicle care so customers can do what drives them. This includes approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. For over 15 decades, Valvoline has consistently adapted to address changing technologies and customer needs and is well positioned to service evolving vehicle maintenance needs with its growing network of stores.

Sale of Global Products business

On March 1, 2023, Valvoline completed the sale of its former Global Products reportable segment (“Global Products”), now doing business as Valvoline Global Operations (“VGO”), to Aramco Overseas Company B.V. (the “Transaction”). The operating results and cash flows associated with and directly attributed to the Global Products disposal group are reflected as discontinued operations within these consolidated financial statements. Refer to Note 3 for additional information regarding the Global Products business, including income from discontinued operations. Unless otherwise noted, disclosures within these remaining Notes to Consolidated Financial Statements relate solely to the Company's continuing operations.

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

Short-term investments

As part of the Company’s commitment to using proceeds from the sale of Global Products, the Company invested in U.S. treasury securities classified as short-term investments, which had maturities of greater than three months and less than one year. Valvoline determined the classification of these securities as trading, available for sale or held-to-maturity at the time of purchase and evaluated those determinations at each balance sheet date the investments were held for. The Company’s short-term investments were stated at amortized cost within the Consolidated Balance Sheet and classified as held-to-maturity based on the intent and ability to hold these investments to maturity.

These investments were held to maturity and used to complete the tender offer to repurchase the 4.250% senior unsecured notes due 2030 with an aggregate principal amount of $600.0 million (the “2030 Notes”) in fiscal 2024, which was the final step in utilizing the remaining net proceeds from the sale of Global Products. Interest income for these investments was recognized within Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income and totaled $15.9 million and $44.0 million during fiscal 2024, and 2023, respectively.

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

Cloud computing arrangements

The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements to determine whether the contract is a service contract or conveys a software license. For cloud computing arrangements that are a service contract, the Company capitalizes implementation costs incurred during the application development stage. Once the asset is ready for its intended use, the capitalized implementation costs are amortized as expense on a straight-line basis over the term of the service contract, which includes renewal periods that are reasonably certain to be exercised.

As of September 30, 2025, and 2024, the Company had capitalized implementation costs, net of amortization, of $37.5 million and $33.1 million, respectively, included in Other noncurrent assets within the Consolidated Balance Sheets. Amortization expense for the implementation costs was $6.6 million, $4.2 million and $3.3 million for fiscal 2025, 2024 and 2023, respectively, and is included in Selling, general and administrative expenses within the Consolidated Statements of Comprehensive Income.

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

Goodwill and other intangible assets

Valvoline evaluates goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred by monitoring for the existence of potential impairment indicators throughout the fiscal year. This assessment consists of evaluating a reporting unit’s fair value compared to its carrying value. Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. Goodwill is assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to reporting units. The Company determined that it has one reporting unit in fiscal 2025.

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

Valvoline performed a qualitative assessment during fiscal 2025 and determined that it is more likely than not that the fair value of the Company's reporting unit exceeds its carrying value and no impairment existed.

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

Pension and other postretirement plans

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

The Company guarantees certain future payments related to certain leases and debt obligations. These guarantees generally make the Company secondarily liable if the primary obligor does not fulfill its commitments. When the likelihood of making future payments is considered probable, a liability is recorded for the estimated fair value of the guarantees at the time they are issued and reduced over time as the underlying obligations are satisfied or expire.

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

(In millions)	2025	2024	2023
Net revenues transferred at a point in time	$1,622.4	$1,543.0	$1,375.0
Franchised revenues transferred over time	87.9	76.0	68.5
Net revenues	$1,710.3	$1,619.0	$1,443.5

Below is a summary of the key considerations for Valvoline's material revenue-generating activities:

Company-operated service center operations

Performance obligations related to company-operated service center operations primarily include the delivery of automotive preventive maintenance services. These performance obligations are distinct and are delivered simultaneously at a point in time. Accordingly, sales from company-operated service center operations are recognized at the completion of service delivery upon the transfer of control and benefits from the performance obligations to the customer, which generally coincides with the tender of payment at the point of sale.

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

Royalties and franchise fees

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

Valvoline receives development fees from franchisees in exchange for exclusive rights to territory development arrangements. In exchange for these fees, the Company provides its franchisees with assistance in identifying potential sites and targets within designated territories, in addition to operational support for new service center stores. The Company defers these fees as a contract liability and recognizes them as revenue on a straight-line basis over the term of the underlying agreements. All upfront fees from franchisees and the related contract liabilities are not material to any periods presented herein.

Valvoline also administers an advertising fund that franchisees contribute to as specified in their franchise agreements. These contributions are used to support marketing and promotional activities intended to benefit franchised service centers. Valvoline controls the advertising activities and is responsible for execution. The revenues and expenses are reported on a gross basis in the Consolidated Statements of Comprehensive Income and are not material to any periods presented therein.

Product fees

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

Revenue disaggregation

The following table summarizes net revenues by category for the years ended September 30:

(In millions)	2025	2024	2023
Oil changes and related fees	$1,247.3	$1,188.7	$1,074.3
Non-oil changes and related fees	368.4	350.1	297.6
Franchise fees and other (a)	94.6	80.2	71.6
Total	$1,710.3	$1,619.0	$1,443.5

(a)Includes net revenues of $0.2 million for the year ended September 30, 2023 associated with suspended operations of a former Global Products subsidiary that was sold in fiscal 2024.

The following presents net revenues by geographic area where services are delivered for the years ended September 30:

(In millions)	2025	2024	2023
United States	$1,657.1	$1,571.8	$1,407.7
Non-U.S. (a)	53.2	47.2	35.8
Total	$1,710.3	$1,619.0	$1,443.5

(a)Includes net revenues of $0.2 million for the year ended September 30, 2023 associated with suspended operations of a former Global Products subsidiary that was sold in fiscal 2024.

Valvoline did not have a single customer that represented 10% or more of consolidated net revenues in fiscal 2025, 2024 or 2023.

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

The reduction of revenues due to customer incentives was $238.9 million, $222.6 million, and $190.3 million in the Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024, and 2023, respectively. Discounts provided to customers generally apply at the time of service, and as a result, balance sheet reserves are not material.

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

Expense recognition

Cost of sales are expensed as incurred and include product and materials, labor and benefits, and other service delivery costs, including store operating, occupancy, and depreciation expenses. The Company records certain milestone-related product costs when probable and reasonably estimable. Selling, general and administrative expenses are recognized as incurred and include sales and marketing costs, advertising, customer support, and other corporate and administrative costs. Advertising costs were $74.3 million in fiscal 2025, $69.4 million in fiscal 2024 and $60.5 million in fiscal 2023.

Stock-based compensation

The Company grants stock appreciation rights (“SARs”) and nonvested stock based awards to certain employees principally in the form of restricted stock units and performance share units. The Company measures stock-based compensation cost at the grant date based on the fair value of the award. The expense is recognized, net of actual forfeitures, over the requisite service period.

The fair value of SARs is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock units is determined based on the closing price of Valvoline’s common stock on the date of grant. The fair value of performance share units, which include financial and market performance conditions, is determined using a Monte Carlo simulation valuation model. Compensation cost for performance share units is recognized at fair value over the requisite service period based on the probability of achievement of the financial performance conditions.

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

Interest rate swap agreements

Valvoline’s derivative instruments historically consisted of interest rate swap agreements, which matured in fiscal 2024 and were utilized to manage exposure to interest rate risk by converting floating rate debt to a fixed rate for the term of the swap agreements, reducing the impact of interest rate changes on future interest expense. These agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Valvoline's interest rate swap agreements were designated as cash flow hedges with effectiveness of the hedges assessed at inception and quarterly thereafter. To the extent the hedging relationship was highly effective, the unrealized gains or losses on the swaps were recorded in Accumulated other comprehensive income and reclassified into earnings within Net interest and other financing expenses when the payments occurred. The Company classified its cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

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

Share repurchases

Shares that are repurchased are retired and returned to the status of authorized, unissued shares. The excess of the repurchase price over the par value of shares acquired, along with costs to complete share repurchases, are recognized in Retained earnings within the Consolidated Statements of Stockholders’ Equity. Cash paid to complete share repurchases are reported as financing cash outflows within the Consolidated Statements of Cash Flows. Excise taxes paid for share repurchases were $16.4 million during fiscal year 2025, with none during fiscal 2024 or 2023. During the second quarter of fiscal 2025, Valvoline paused share repurchase activity following the Breeze Autocare acquisition announcement.

Held for sale and discontinued operations

The Company classifies assets and liabilities as held for sale when management commits to a plan to sell and completion is expected within one year. Assets and liabilities held for sale are presented separately within the Consolidated Balance Sheets and measured at the lower of carrying value or fair value less estimated costs to sell. Depreciation and amortization are suspended while assets are classified as held for sale.

A business is reported as discontinued operations when its disposition represents a strategic shift with a major effect on Valvoline’s operations or financial results. Results of discontinued operations are reported net of tax and include any gain or loss on sale or remeasurement, along with direct transaction costs.

Recent accounting pronouncements

The following standards relevant to Valvoline were either issued or are expected to have a meaningful impact on Valvoline in future periods.

Recently adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance reportable segment disclosures. The Company adopted this guidance in fiscal 2025. Adoption did not impact the Company’s operating results, financial condition, or cash flows. As required under the guidance, the Company has expanded its segment disclosures to include significant reportable segment expenses and other measures that are included in a segment’s profit or loss that are regularly provided to the Chief Operating Decision Maker (“CODM”). Refer to Note 14 for additional information.

Issued but not yet adopted

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

In September 2025, the FASB issued new guidance related to accounting for internal-use software costs. The new standard removes references to software development project stages, making the guidance easier to apply and neutral across different software development methods. The update is effective for fiscal years beginning after December 15, 2027, including interim periods within those years. Early adoption is permitted and the guidance can be applied on a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. Valvoline does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, as its current practices and policies are generally consistent with the new standard.

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

The following table summarizes (Loss) income from discontinued operations, net of tax included in the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2025	2024	2023
Net revenues	$—	$—	$1,174.4
Cost of sales	—	—	924.2
Gross profit	—	—	250.2

Selling, general and administrative expenses	—	—	124.9
Net legacy and separation-related expenses	1.2	14.1	53.7
Equity and other income, net	—	—	(14.2)
Operating (loss) income from discontinued operations	(1.2)	(14.1)	85.8
Net pension and other postretirement plan expense	—	—	0.1
Net interest and other financing expenses	—	—	4.4
Gain on sale of discontinued operations (a)	—	—	(1,571.6)
(Loss) income before income taxes - discontinued operations	(1.2)	(14.1)	1,652.9
Income tax (benefit) expense (b)	2.9	(11.1)	432.6
(Loss) income from discontinued operations, net of tax	$(4.1)	$(3.0)	$1,220.3

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

Post-closing arrangements

Valvoline sources substantially all lubricant and certain ancillary products for its stores through a long-term supply agreement with VGO. Net revenues of $89.7 million in fiscal 2023 prior to the closing of the Transaction are included above within the results of Global Products for product sales to the Company's continuing operations. These transactions were considered to be effectively settled and were not eliminated.

Valvoline also entered into a Transition Services Agreement with VGO, effective March 1, 2023, to provide and receive services including information technology, legal, finance, and human resources support. These transition services lapsed as business processes were transitioned, with all services substantially concluding on and before March 31, 2025. The income and costs associated with these services were not material for any of the periods presented herein.

NOTE 4 – FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The Company’s financial assets and liabilities accounted for at fair value on a recurring basis are summarized below by level within the fair value hierarchy:

	As of September 30, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.8	$0.8	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	2.2	—	—	—	2.2
Deferred compensation investments	19.2	19.2	—	—	—
Total assets at fair value	$24.8	$20.0	$2.6	$—	$2.2

Other noncurrent liabilities
Deferred compensation obligations	20.4	—	—	—	20.4
Total liabilities at fair value	$20.4	$—	$—	$—	$20.4

	As of September 30, 2024
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	1.9	—	—	—	1.9
Deferred compensation investments	23.0	23.0	—	—	—
Total assets at fair value	$27.8	$23.3	$2.6	$—	$1.9

Other noncurrent liabilities
Deferred compensation obligations	22.3	—	—	—	22.3
Total liabilities at fair value	$22.3	$—	$—	$—	$22.3

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

Non-qualified trust funds

The Company maintains a non-qualified trust that is utilized to fund benefit payments for certain of its U.S. non-qualified pension plans. This trust is invested in mutual funds which are measured at fair value using the NAV per share practical expedient. There were no significant redemption restrictions or unfunded commitments on these mutual fund investments as of September 30, 2025. Gains and losses related to these investments are immediately recognized within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and were not material in any periods presented herein.

Deferred compensation investments

The Company has an investment fund that is primarily comprised of mutual funds traded in active markets and valued using quoted (unadjusted) prices, which are Level 1 inputs. Gains and losses related to these investments are immediately recognized in the Consolidated Statement of Comprehensive Income within Selling, general and administrative expenses and were not material in any periods presented herein.

Deferred compensation obligations

The Company has an unfunded deferred compensation plan that is valued based on the underlying participant-directed investments. The fair value of underlying investments in collective trust funds is determined using the NAV provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less its liabilities, divided by outstanding units. There were no significant redemption restrictions or unfunded commitments on these investments as of September 30, 2025. Changes in the fair values are recognized in the Consolidated Statements of Comprehensive Income within Selling, general and administrative expenses and were not material in any periods presented herein.

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

	September 30, 2025			September 30, 2024
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$491.0	$531.0	$(4.0)	$478.5	$530.4	$(4.6)

(a)Carrying values shown are net of unamortized discounts and issuance costs.

Refer to Note 8 for details of these notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 5 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Fiscal 2025

The Company completed multiple acquisitions during fiscal 2025 for an aggregate purchase price of $65.5 million. These acquisitions included 33 service center stores comprised of six former franchise and three former Express Care locations that were converted to company-operated service center stores and 24 service center stores acquired in single and multi-store transactions. The Company also acquired NuWash, Inc. (doing business as NuBrakes), which offers mobile automotive maintenance services including brake repair. These acquisitions target customer and service growth and extend Valvoline’s retail presence in key North American markets, which contributed to increasing the number of company-operated service center stores to 1,016 as of September 30, 2025.

Fiscal 2024 and 2023

The Company acquired 36 service center stores in single and multi-store transactions, including five former franchise locations and two former Express Care locations that were converted to company-operated service center stores, for an aggregate purchase price of $53.3 million during the year ended September 30, 2024. The Company acquired 31 service center stores in single and multi-store transactions for an aggregate purchase price of $36.3 million during the year ended September 30, 2023. These acquisitions expanded Valvoline’s retail presence in key North American markets and contributed to growing the number of company-operated service center stores to 950 and 876 as of the years ended September 30, 2024 and 2023, respectively.

Summary

The following table summarizes the aggregate cash consideration paid and the total assets acquired and liabilities assumed for the years ended September 30:

(In millions)	2025	2024	2023
Cash	$0.3	$—	$—
Inventories	—	0.2	0.4
Other current assets	0.4	—	—
Property, plant and equipment (a)	6.4	5.0	6.4
Operating lease assets	13.5	23.2	9.7
Goodwill (b)	55.4	44.3	29.0
Intangible assets (c)
Reacquired franchise rights (d)	7.6	6.4	4.0
Other	0.8	0.5	0.3
Other noncurrent assets	—	—	—
Trade and other payables	(0.6)	—	—
Other current liabilities	(0.2)	(0.1)	(0.7)
Operating lease liabilities	(13.5)	(23.2)	(9.1)
Other noncurrent liabilities (a)	(4.6)	(3.0)	(3.7)
Total net assets acquired	$65.5	$53.3	$36.3
Non-cash consideration	(0.2)	(0.6)	—
Total cash consideration transferred	$65.3	$52.7	$36.3

(a)Includes finance lease assets in Property, plant and equipment and finance lease liabilities in Other current and noncurrent liabilities. During the years ended September 30, 2025, 2024 and 2023, finance lease assets acquired were $3.4 million, $3.1 million and $3.8 million, respectively; finance lease liabilities in Other current liabilities were $0.2 million, $0.1 million and $0.2 million, respectively; and finance lease liabilities in Other noncurrent liabilities were $3.2 million, $3.0 million and $3.7 million, respectively.
(b)Goodwill is generally expected to be deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisitions.
(c)Weighted average amortization period of intangible assets acquired is ten years for fiscal 2025, seven years for fiscal 2024, and nine years for fiscal 2023.
(d)Prior to the acquisition of former franchise service center stores, Valvoline licensed the right to operate franchised service centers, including use of the Company’s trademarks and trade name. In connection with these acquisitions, Valvoline reacquired those rights and recognized separate definite-lived reacquired franchise rights intangible assets, which are being amortized on a straight-line basis over the weighted average remaining term of approximately ten years for fiscal 2025, seven years for fiscal 2024, and nine years for fiscal 2023. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market.

The Company did not record any material measurement period adjustments and does not expect any material changes to the preliminary purchase price allocations summarized above for acquisitions completed during the last twelve months.

Dispositions

Refranchising transactions

Valvoline refranchised 67 stores in late fiscal 2024 and early fiscal 2025 through completing the sale of company-owned service center stores to existing and new franchisees (the “Refranchising Transactions”). Upon completion of the Refranchising Transactions, Valvoline recognized a gain on sale in Other income, net within the Consolidated Statements of Comprehensive Income for the excess of consideration received over the value of the net assets derecognized associated with the service center stores.

Valvoline completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025 and completed two refranchising transactions to sell 28 company-operated service center stores to franchisees during the fourth fiscal quarter of 2024. Valvoline recognized pre-tax gains on sale of $73.9 million and $41.8 million related to the Refranchising Transactions during the years ended September 30, 2025 and 2024, respectively.

Sale of former Global Products subsidiary

During the first quarter of fiscal 2024, Valvoline completed the sale of a former Global Products business whose operations were suspended in fiscal 2022. This business was not included in the Global Products disposal group and was classified as held for sale as of September 30, 2023 when the Company evaluated the business for impairment. In connection with the impairment assessment, the carrying value of the disposal group was determined to be in excess of its fair value, which resulted in a pre-tax impairment loss of $8.1 million recognized within Other income, net in the Consolidated Statement of Comprehensive Income during the year ended September 30, 2023. Upon completion of the sale in fiscal 2024, Valvoline derecognized the remaining net liabilities of $3.9 million, which included a cumulative translation loss attributable to the business.

NOTE 6 – LEASE COMMITMENTS

The following table presents the Company's lease balances as of September 30:

(In millions)	Location in Consolidated Balance Sheets	2025	2024
Assets
Operating lease assets	Operating lease assets	$331.8	$298.6
Finance lease assets	Property, plant and equipment, net	291.2	261.7
Amortization of finance lease assets	Property, plant and equipment, net	(79.3)	(67.4)
Total leased assets		$543.7	$492.9

Liabilities
Current
Operating lease liabilities	Accrued expenses and other liabilities	$33.6	$31.2
Finance lease liabilities	Accrued expenses and other liabilities	15.2	13.4
Noncurrent
Operating lease liabilities	Operating lease liabilities	315.3	279.7
Finance lease liabilities	Other noncurrent liabilities	229.3	207.3
Total lease liabilities		$593.4	$531.6

The following table presents the components of total lease costs for the years ended September 30:

(In millions)	Location in Consolidated Statements of Comprehensive Income	2025	2024
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$50.3	$45.8
Finance lease costs
Amortization of lease assets	Cost of sales	17.7	17.4
Interest on lease liabilities	Net interest and other financing expenses	11.6	11.1
Variable lease cost	Cost of sales and Selling, general and administrative expenses	3.2	3.7
Sublease income	Other income, net	(10.4)	(9.3)
Total lease cost		$72.4	$68.7

Other information related to the Company's leases follows for the years ended September 30:

(In millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$47.3	$43.1
Operating cash flows from finance leases	$11.6	$11.1
Financing cash flows from finance leases	$12.2	$12.0
Lease assets obtained in exchange for lease obligations:
Operating leases	$69.1	$63.4
Finance leases	$36.4	$22.4

(a)Included within the change in Other assets and liabilities within the Consolidated Statements of Cash Flows offset by noncash operating lease asset amortization and liability accretion.

The following table reconciles the undiscounted cash flows for the next five fiscal years ended September 30 and thereafter to the operating and finance lease liabilities recorded within the Consolidated Balance Sheet as of September 30, 2025:

(In millions)	Operating leases	Finance leases
2026	$51.5	$27.6
2027	49.7	28.0
2028	47.1	28.2
2029	44.3	27.9
2030	41.4	28.0
Thereafter	232.3	193.8
Total future lease payments	466.3	333.5
Imputed interest	117.4	89.0
Present value of lease liabilities	$348.9	$244.5

As of September 30, 2025, Valvoline has additional leases primarily related to its retail service center stores that have not yet commenced with approximately $39.1 million in undiscounted future lease payments that are not included in the table above. These leases are expected to commence over the next twelve months and generally have lease terms of 15 years.

The weighted average remaining lease terms and interest rates as of September 30, 2025 were:

	Operating leases	Finance leases
Weighted average remaining lease term (in years)	10.3	11.7
Weighted average discount rate	5.5%	5.4%

NOTE 7 – INTANGIBLE ASSETS

Goodwill

The following summarizes the changes in the carrying amount of goodwill during fiscal 2025 and 2024:

(In millions)
Balance as of September 30, 2023	$578.0
Acquisitions (a)	44.3
Currency translation	(0.1)
Dispositions	(6.9)
Balance as of September 30, 2024	615.3
Acquisitions (a)	55.6
Currency translation	(1.5)
Dispositions	(11.4)
Balance as of September 30, 2025	$658.0

(a) Includes measurement period adjustments when applicable.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets as of September 30:

(In millions)	2025			2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$29.5	$(12.7)	$16.8	$29.2	$(11.4)	$17.8
Reacquired franchise rights	122.3	(63.9)	58.4	122.2	(58.7)	63.5
Customer relationships	14.7	(8.5)	6.2	15.1	(7.9)	7.2
Other intangible assets	7.4	(6.3)	1.1	7.0	(5.2)	1.8
Total definite-lived intangible assets	$173.9	$(91.4)	$82.5	$173.5	$(83.2)	$90.3

Amortization expense was $14.5 million, $16.7 million, and $16.8 million for the years ended September 30, 2025, 2024, and 2023, respectively. The table that follows summarizes estimated amortization expense for the Company's current intangible assets for the years ended September 30:

(In millions)	Estimated
	2026	2027	2028	2029	2030
Amortization expense	$12.5	$12.0	$11.9	$11.9	$10.7

NOTE 8 – DEBT

The following table summarizes Valvoline’s debt as of September 30:

(In millions)	2025	2024
2031 Notes	$535.0	$535.0
Term Loan	415.6	439.4
Revolver	130.0	125.0
Debt issuance costs and discounts	(6.6)	(5.6)
Total debt	1,074.0	1,093.8
Current portion of long-term debt	23.8	23.8
Long-term debt	$1,050.2	$1,070.0

Interest expense on long-term debt was $61.9 million, $74.3 million, and $68.5 million, in fiscal 2025, 2024, and 2023, respectively.

Senior Notes

2031 Notes

As of September 30, 2025 and 2024, Valvoline had 3.625% senior unsecured notes due 2031 with an aggregate principal amount of $535.0 million (the “2031 Notes”) outstanding. The 2031 Notes are subject to customary events of default for similar debt securities, which if triggered, may accelerate payment of principal and accrued but unpaid interest. If a change of control repurchase event occurs, Valvoline may be required to offer to purchase the 2031 Notes from the holders thereof. The 2031 Notes are not otherwise required to be repaid prior to maturity, although they may be redeemed at the option of Valvoline at any time prior to maturity in the manner specified in the governing indentures.

2030 Notes

On April 16, 2024, Valvoline completed a tender offer (the “Debt Tender Offer”) with 99.7% of the outstanding principal amount tendered by the holders of the 4.250% senior unsecured notes due 2030 (the “2030 Notes”). The Debt Tender Offer was made to comply with the requirements of the asset sale covenant under the indenture governing the 2030 Notes in connection with the sale of Global Products and Valvoline’s use of the related net proceeds.

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

The principal amount of the Term Loan under the Senior Credit Agreement is required to be repaid in quarterly installments of approximately $5.9 million, which commenced with the first fiscal quarter after the sale of Global Products, with the remainder due at maturity and prepayment required in the amount of the net cash proceeds from certain events. Amounts outstanding under the Senior Credit Agreement may be prepaid at any time, and from time to time, in whole or part, without premium or penalty. At Valvoline’s option, amounts outstanding under the Senior Credit Agreement will bear interest at either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate will fluctuate between SOFR plus 1.375% per year and SOFR plus 2.250% per year (or between the alternate base rate plus 0.375% per year and the alternate base rate plus 1.250% per year), based upon Valvoline’s consolidated total net leverage ratio.

Summary of activity

As of September 30, 2025 and 2024, the Term Loan had outstanding balances of $415.6 million and $439.4 million, respectively, and the Revolver had outstanding balances of $130.0 million and $125.0 million, respectively. Valvoline made payments on the Term Loan of $23.8 million during both fiscal 2025 and 2024. The total borrowing capacity remaining under the Revolver was $341.6 million as of September 30, 2025 due to reductions of $130.0 million and $3.4 million for outstanding borrowings and letters of credit, respectively.

The effective interest rate for the Term Loan was 6.040% and 7.015% as of September 30, 2025 and 2024, respectively, while the effective interest rate for the Revolver was 6.000% and 7.065% as of September 30, 2025 and 2024, respectively.

In fiscal 2023, proceeds from the Term Loan, in addition to a portion of the proceeds from the sale of Global Products, were used to pay in full the outstanding borrowings under the prior Credit Agreement, including the principal balance of the term loan facility of $445.6 million and outstanding borrowings under the revolving credit facility of $290.0 million, as well as accrued and unpaid interest and fees and expenses related to the amendment. The Company recognized $1.1 million of expense within Net interest and other financing expenses in the Consolidated Statements of Comprehensive Income during the year ended September 30, 2023 associated with the modification of the Credit Agreement, which included accelerated amortization of previously capitalized debt issuance costs.

Covenants and guarantees

The Company is required to satisfy certain covenants pursuant to its long-term borrowings. These covenants contain customary limitations, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, and affiliate transactions. The maintenance of financial covenants as of the end of each fiscal quarter is required, as defined in the Senior Credit Agreement, including: i) a maximum net leverage ratio of 4.5, which is calculated as net debt divided by Adjusted EBITDA and ii) a minimum interest coverage ratio of 3.0, which is calculated as Adjusted EBITDA divided by net interest expense. Cross-default provisions also exist between certain debt instruments. As of September 30, 2025 and 2024, the Company was in compliance with all debt covenants.

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

Long-term debt maturities

The future maturities of debt outstanding as of September 30, 2025, excluding debt issuance costs and discounts, are as follows:

(In millions)
Years ending September 30
2026	$23.8
2027	23.8
2028	498.0
2029	—
2030	—
Thereafter	535.0
Total	$1,080.6

Lease and franchisee guarantees

The Company guaranteed future payments related to certain leases assigned in connection with the Refranchising Transactions and selling Global Products. Valvoline is obligated to perform if the buyers default on the leases, which have remaining terms ranging from three months to 15 years. The undiscounted maximum potential future payments under the lease guarantees were $63.8 million as of September 30, 2025. In addition, the Company guarantees certain outstanding franchisee debt obligations that have remaining terms ranging from one to five years and total $12.4 million as of September 30, 2025. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

NOTE 9 – INCOME TAXES

Components of income tax expense

Income tax expense consisted of the following for the years ended September 30:

(In millions)	2025	2024	2023
Current
Federal	$24.5	$34.7	$8.0
State	11.7	8.3	(5.5)
Non-U.S.	3.0	2.6	1.0
	39.2	45.6	3.5
Deferred
Federal	31.5	20.8	36.8
State	5.8	2.7	(3.2)
Non-U.S.	1.0	—	—
	38.3	23.5	33.6
Income tax expense	$77.5	$69.1	$37.1

The following presents pre-tax income and the principal components of the reconciliation between the effective tax rate and the U.S. federal statutory income tax rate in effect for the years ended September 30:

(In millions)	2025	2024	2023
Income before income taxes
United States	$281.4	$286.5	$242.7
Non-U.S.	10.9	(2.9)	(6.2)
Total income before income taxes	$292.3	$283.6	$236.5

U.S. statutory tax rate	21%	21%	21%
Income taxes computed at U.S. statutory tax rate	$61.4	$59.6	$49.7
(Decrease) increase in amount computed resulting from:
Unrecognized tax benefits	—	0.1	0.1
State taxes, net of federal benefit	15.0	9.2	11.2
International rate differential	0.7	(0.1)	0.1
Permanent items	1.3	1.7	0.1
Remeasurement of net deferred taxes	—	(0.1)	(1.1)
Return-to-provision adjustments	(0.1)	(0.7)	(0.9)
Change in valuation allowances	0.1	(1.7)	(27.7)
Tax Matters Agreement activity	(0.1)	—	5.4
Other	(0.8)	1.1	0.2
Income tax expense	$77.5	$69.1	$37.1
Effective tax rate	26.5%	24.4%	15.7%

The higher effective tax rate in fiscal 2025 primarily reflects decreases in the favorable impact of return to provision adjustments and valuation allowance activity. The higher effective tax rate in fiscal 2024 compared to fiscal 2023 reflects more normalized activity, as fiscal 2023 included a $29.0 million income tax benefit from releasing a valuation allowance under the amended tax matters agreement with Valvoline’s former parent company.

Deferred taxes

A summary of the deferred tax assets and liabilities included in the Consolidated Balance Sheets follows as of September 30:

(In millions)	2025	2024
Deferred tax assets
U.S. net operating loss carryforwards	$3.2	$—
Non-U.S. net operating loss carryforwards (a)	0.5	2.9
State net operating loss carryforwards (b)	5.7	6.9
Employee benefit obligations	37.6	33.9
Compensation accruals	16.6	15.8
Credit carryforwards (c)	—	0.3
Operating lease liabilities	123.3	107.9
Other	14.5	10.3
Valuation allowances (d)	(4.8)	(1.0)
Net deferred tax assets	196.6	177.0
Deferred tax liabilities
Goodwill and other intangibles	33.6	25.9
Property, plant and equipment	196.0	154.1
Operating lease assets	84.0	75.4
Other	—	0.2
Total deferred tax liabilities	313.6	255.6
Total net deferred tax liabilities (e)	$(117.0)	$(78.6)

(a)Gross non-U.S. net operating loss carryforwards of $1.7 million expire in fiscal years 2043 to 2044.
(b)Apportioned gross state net operating loss carryforwards of $108.1 million expire in fiscal years 2029 to 2045.
(c)Credit carryforwards consist primarily of state tax credits that generally expire in fiscal years 2025 through 2032.
(d)Valuation allowances at September 30, 2025 primarily relate to nondeductible executive compensation and net operating loss carryforwards that are not expected to be realized or realizable.
(e)Balances are presented in the Consolidated Balance Sheets based on the net position of each tax jurisdiction.

Prepaid income taxes of $22.3 million and $25.1 million are included in Prepaid expenses and other current assets within the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.

Tax indemnities

In connection with Valvoline’s separation from Ashland Global Holdings Inc. (“Ashland”) in fiscal 2017, the Company entered into an agreement (the “Tax Matters Agreement”) with Ashland in September 2016, which provided that Valvoline indemnify Ashland for certain tax matters. Similarly, in connection with the sale of VGO in fiscal 2023, the purchase agreement provided for certain indemnities between Valvoline and VGO. Adjustments to these net indemnities are recorded within Net legacy and separation-related expenses (income), with any resulting impacts to Valvoline's stand-alone income tax provision recorded in Income tax expense within the Consolidated Statements of Comprehensive Income.

During fiscal 2023, Valvoline recognized an income tax benefit of $29.0 million in connection with releasing its valuation allowance and $25.7 million of pre-tax expense within Net legacy and separation-related expenses in the Consolidated Statement of Comprehensive Income, reflecting its increased estimated indemnity obligation under the terms of the amended Tax Matters Agreement to Ashland.

Unrecognized tax benefits

The aggregate changes in the balance of gross unrecognized tax benefits were as follows for the years ended September 30:

(In millions)	2025	2024	2023
Gross unrecognized tax benefits as of October 1	$33.1	$35.7	$8.2
Increases related to tax positions from prior years	—	0.1	0.6
Decreases related to tax positions from prior years	—	(2.1)	(0.6)
Increases related to tax positions taken during the current year	—	—	27.7
Lapses of statutes of limitation	(0.3)	(0.6)	(0.2)
Gross unrecognized tax benefits as of September 30 (a)	$32.8	$33.1	$35.7

(a)These unrecognized tax benefits would favorably impact the effective income tax rate, primarily for discontinued operations, if recognized. Accruals for interest and penalties were $6.5 million and $1.8 million as of September 30, 2025 and 2024, respectively.

The Company's U.S. federal income tax returns remain open to examination from fiscal 2019 forward and Canada from fiscal 2021 and forward. Fiscal years including and after 2019 remain open to examination by certain U.S. state jurisdictions.

Because Valvoline is routinely under examination by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during fiscal 2026. Due to the complexity and number of open years, it is not practical to estimate the amount or range of such change at this time. Based on current information available, management does not expect a material change to the Company's gross unrecognized tax benefits within fiscal 2026.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Pension and other postretirement plans

The components of pension and other postretirement plans net periodic benefit costs (income) and the assumptions used in this determination are summarized below for the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2025	2024	2023	2025	2024	2023
Net periodic benefit costs (income)
Interest cost	$69.9	$83.4	$81.8	$1.0	$1.2	$1.2
Expected return on plan assets	(71.8)	(68.4)	(66.9)	—	—	—
Amortization of prior service costs (credits)	0.1	0.1	0.1	(2.2)	(2.2)	(2.2)
Actuarial loss (gain)	26.2	(5.1)	(35.0)	0.4	2.7	(6.6)
Net periodic benefit costs (income)	$24.4	$10.0	$(20.0)	$(0.8)	$1.7	$(7.6)
Weighted-average plan assumptions
Discount rate for interest cost	4.65%	5.92%	5.45%	4.63%	5.92%	5.41%
Expected long-term rate of return on plan assets	5.20%	5.30%	4.90%	N/A	N/A	N/A

Valvoline recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. These gains and losses are reported within Net pension and other postretirement plan expenses (income) in the Consolidated Statements of Comprehensive Income and included a loss of $26.6 million for the year ended September 30, 2025, a gain of $2.4 million for the year ended September 30, 2024, and a gain of $41.6 million for the year ended September 30, 2023.

The fiscal 2025 loss was primarily attributed to lower-than-expected returns on plan assets, partially offset by an increase in discount rates. The fiscal 2024 gain was primarily attributed to lower discount rates, partially offset by higher-than-expected returns on plan assets. The fiscal 2023 gain was primarily attributed to an increase in discount rates, partially offset by lower-than-expected returns on plan assets.

The following table summarizes the net periodic benefit costs (income) and the amortization of prior service credits recognized during the years ended September 30:

(In millions)	Pension benefits			Other postretirement benefits
	2025	2024	2023	2025	2024	2023
Amortization of prior service credits (costs) recognized in Accumulated other comprehensive income	$(0.1)	$(0.1)	$(0.1)	$2.2	$2.2	$2.2
Net periodic benefit costs (income)	24.4	10.0	(20.0)	(0.8)	1.7	(7.6)
Total pre-tax amount recognized in Comprehensive income	$24.3	$9.9	$(20.1)	$1.4	$3.9	$(5.4)

Obligations and funded status

Changes in benefit obligations and the fair value of plan assets, as well as key assumptions used to determine the benefit obligations, and the amounts in the Consolidated Balance Sheets for the Company’s pension and other postretirement plans are summarized below as of September 30:

(In millions)	Pension benefits		Other postretirement benefits
	2025	2024	2025	2024
Change in benefit obligations
Benefit obligations as of October 1	$1,565.7	$1,478.1	$23.8	$22.3
Interest cost	69.9	83.4	1.0	1.2
Benefits paid	(129.4)	(130.6)	(2.3)	(2.4)
Actuarial (gain) loss	(11.9)	140.0	0.4	2.7
Transfers in	1.2	1.6	—	—
Settlements	(1.2)	(6.8)	—	—
Benefit obligations as of September 30	$1,494.3	$1,565.7	$22.9	$23.8
Change in plan assets
Fair value of plan assets as of October 1	$1,452.9	$1,361.0	$—	$—
Actual return on plan assets	33.7	213.5	—	—
Employer contributions	8.3	14.2	2.3	2.4
Benefits paid	(129.4)	(130.6)	(2.3)	(2.4)
Settlements	(1.2)	(6.8)	—	—
Transfers in	1.2	1.6	—	—
Fair value of plan assets as of September 30	$1,365.5	$1,452.9	$—	$—

Unfunded status of the plans as of September 30	$128.8	$112.8	$22.9	$23.8

(In millions)	Pension benefits		Other postretirement benefits
	2025	2024	2025	2024
Amounts in the Consolidated Balance Sheets
Noncurrent benefit assets (a)	$44.9	$49.0	$—	$—

Current benefit liabilities (b)	7.0	7.1	2.5	2.7
Noncurrent benefit liabilities (c)	166.7	154.7	20.4	21.1
Total benefit liabilities	173.7	161.8	22.9	23.8

Net liabilities recognized	$128.8	$112.8	$22.9	$23.8

Balance in Accumulated other comprehensive loss
Prior service cost (credit)	$1.0	$1.1	$(12.2)	$(14.4)

Weighted-average plan assumptions
Discount rate	5.22%	4.94%	5.14%	4.89%
Healthcare cost trend rate (d)	N/A	N/A	6.9%	7.2%

(a)Noncurrent benefit assets are recorded in Other noncurrent assets within the Consolidated Balance Sheets.
(b)Current benefit liabilities are recorded in Accrued expenses and other liabilities within the Consolidated Balance Sheets.
(c)Noncurrent benefit liabilities are recorded in Employee benefit obligations within the Consolidated Balance Sheets and also include $0.4 million as of September 30, 2025 and 2024 for liabilities associated with a long-term disability benefit plan sponsored by Valvoline.
(d)The assumed pre-65 health care cost trend rate continues to be reduced to 4.0% in 2050 and thereafter.

Accumulated benefit obligation

The accumulated benefit obligation for all pension plans was $1.5 billion and $1.6 billion as of September 30, 2025 and 2024, respectively. Pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets follows for the Company’s plans as of September 30:

(In millions)	2025		2024
	Benefit obligation	Plan assets	Benefit obligation	Plan assets
Plans with projected and accumulated benefit obligations in excess of plan assets	$1,074.4	$900.6	$1,146.0	$984.1

Plan assets

Pension plan asset investments and their level within the fair value hierarchy is summarized below as of:

(In millions)	September 30, 2025
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$24.9	$24.9	$—	$—	$—
U.S. government securities and futures	85.0	—	85.0	—	—
Other government securities	41.3	—	41.3	—	—
Corporate debt instruments	1,002.3	—	1,002.3	—	—
Private equity and hedge funds	0.6	—	—	—	0.6
Collective trust funds	200.8	—	—	—	200.8
Other investments	10.6	—	10.6	—	—
Total assets at fair value	$1,365.5	$24.9	$1,139.2	$—	$201.4

(In millions)	September 30, 2024
	Total fair value	Level 1	Level 2	Level 3	Assets measured at NAV
Cash and cash equivalents	$25.4	$25.4	$—	$—	$—
U.S. government securities and futures	49.6	—	49.6	—	—
Other government securities	42.1	—	42.1	—	—
Corporate debt instruments	1,108.4	—	1,108.4	—	—
Private equity and hedge funds	1.2	—	—	—	1.2
Collective trust funds	216.0	—	—	—	216.0
Other investments	10.2	—	10.2	—	—
Total assets at fair value	$1,452.9	$25.4	$1,210.3	$—	$217.2

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

Other investments

Other investments are primarily comprised of swaps that are valued using closing market swap curves and market derived inputs.

The following summarizes investments for which fair value is measured using the NAV per share practical expedient as of September 30, 2025:

(In millions)	Fair Value at NAV	Unfunded commitments	Redemption frequency (if currently eligible)	Redemption notice period
Relative value hedge funds	$0.1	$—	None (a)	None (a)
Event driven hedge funds	0.3	—	None (a)	None (a)
Collective trust funds	200.8	—	Daily	Up to 3 days
Private equity	0.2	1.6	None (a)	None (a)
Totals	$201.4	$1.6

(a)These hedge funds and private equity instruments are in the process of liquidation and the timing is unknown.

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

The weighted-average asset allocations for Valvoline’s plans by asset category follow as of September 30:

	Target	2025	2024
Plan assets allocation
Equity securities	3-10%	7%	7%
Debt securities	80-100%	92%	92%
Other	0-10%	1%	1%
Total		100%	100%

The basis for determining the expected long-term rate of return is a combination of future return assumptions for the various asset classes in Valvoline’s investment portfolio based on active management, historical analysis of previous returns, market indices, and a projection of inflation, net of plan expenses.

Funding and benefit payments

During fiscal 2026, Valvoline does not plan to contribute to its qualified pension plans and contributions to its non-qualified pension plans are not expected to be material.

The following benefit payments, which reflect future service expectations, are projected to be paid in each of the next five fiscal years ended September 30 and the five fiscal years thereafter in aggregate:

(In millions)	Pension benefits	Other postretirement benefits
2026	$137.7	$2.5
2027	135.7	2.3
2028	132.3	2.2
2029	130.7	2.1
2030	126.6	2.0
2028 - 2032	582.9	8.8
Total	$1,245.9	$19.9

Other plans

Defined contribution and other defined benefit plans

Valvoline sponsors certain defined contribution savings plans that provide matching contributions. Expense associated with these plans was $15.2 million in fiscal 2025, $14.1 million in fiscal 2024 and $12.5 million in fiscal 2023.

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

NOTE 12 - EARNINGS PER SHARE

The following summarizes basic and diluted EPS for the years ended September 30:

(In millions, except per share data)	2025	2024	2023
Numerator
Income from continuing operations	$214.8	$214.5	$199.4
(Loss) income from discontinued operations, net of tax	(4.1)	(3.0)	1,220.3
Net income	$210.7	$211.5	$1,419.7

Denominator
Weighted average common shares outstanding	127.9	130.1	161.6
Effect of potentially dilutive securities (a)	0.7	0.9	1.0
Weighted average diluted shares outstanding	128.6	131.0	162.6

Basic earnings per share
Continuing operations	$1.68	$1.65	$1.24
Discontinued operations	(0.03)	(0.02)	7.55
Basic earnings per share	$1.65	$1.63	$8.79

Diluted earnings per share
Continuing operations	$1.67	$1.63	$1.23
Discontinued operations	(0.03)	(0.02)	7.50
Diluted earnings per share	$1.64	$1.61	$8.73

(a)There were 0.1 million outstanding securities, primarily SARs, not included in the computation of diluted earnings per share in the years ended September 30, 2025, and 2024 because the effect would have been antidilutive and 0.2 million for the year ended September 30, 2023.

NOTE 13 - STOCKHOLDERS' EQUITY

Accumulated other comprehensive income

Changes in Accumulated other comprehensive income by component for fiscal years 2025 and 2024 were as follows:

(In millions)	Unamortized benefit plan credits	Currency translation adjustments	Change in fair value of cash flow hedges	Accumulated other comprehensive income
Balance as of September 30, 2023	$13.4	$(6.0)	$5.8	$13.2
Other comprehensive loss before reclassification	—	(0.4)	(10.0)	(10.4)
(Gain) loss reclassified out of accumulated other comprehensive income	(2.1)	4.4	2.3	4.6
Tax benefit	0.4	0.2	1.9	2.5
Balance as of September 30, 2024	11.7	(1.8)	—	9.9
Other comprehensive loss before reclassification	—	(3.0)	—	(3.0)
Gain reclassified out of accumulated other comprehensive income	(2.1)	—	—	(2.1)
Tax benefit	0.4	—	—	0.4
Balance as of September 30, 2025	$10.0	$(4.8)	$—	$5.2

Amounts reclassified from Accumulated other comprehensive (loss) income follow for the years ended September 30:

(in millions)	2025	2024	2023
Amortization of pension and other postretirement plan prior service credits (a)	$(2.1)	$(2.1)	$(2.1)
Business disposal (b)	—	4.4	30.6
Loss on hedging activity (c)	—	2.3	12.7
Tax effect of reclassifications	0.4	2.5	3.0
Total amounts reclassified, net of tax	$(1.7)	$7.1	$44.2

(a)Amortization of unrecognized prior service credits included in net periodic benefit income for pension and other postretirement plans was reported in Net pension and other postretirement plan expenses (income) within the Consolidated Statements of Comprehensive Income. The Company releases the income tax effects from Accumulated other comprehensive income as benefit plan credits are amortized into earnings.
(b)Reflects the realization of $4.4 million of currency translation losses included in the net assets held for sale, recognized upon recording an impairment loss in connection with the classification of a former Global Products business as held for sale and realized upon the completion of the sale in the first quarter of fiscal 2024. Additionally, includes the realization of $30.7 million in currency translation losses and $0.1 million in unamortized pension prior service credits, both recognized within (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Comprehensive Income in fiscal 2023.
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

NOTE 14 - REPORTABLE SEGMENTS INFORMATION

The Chief Executive Officer serves as Valvoline’s Chief Operating Decision Maker (“CODM”). The CODM evaluates financial performance and makes operating decisions, including the allocation of resources, based on financial data presented on a consolidated basis as the Company has determined that it operates as a single reportable segment.

Income from continuing operations, as reported in the Consolidated Statements of Comprehensive Income, is the primary measure used by the CODM to assess performance and guide operating decisions. In addition, the CODM uses income from continuing operations to identify underlying trends in business performance and to monitor actual results against budget.

The following table presents the significant segment expenses and the Company’s measure of profit or loss:

(In millions)	2025	2024	2023
Net revenues	$1,710.3	$1,619.0	$1,443.5
Less:
Labor cost	415.4	408.0	372.9
Materials	297.4	279.7	254.6
Other service delivery costs	339.0	312.5	271.5
Advertising	74.3	69.3	60.5
Payroll	123.6	107.9	102.0
Other general and administrative	152.0	127.9	102.0
Other segment items (a)	93.8	99.2	80.6
Income from continuing operations	$214.8	$214.5	$199.4

(a)Other segment items primarily include items such as net legacy and separation-related expenses, other income, net, net pension and postretirement costs, net interest and other financing expense, and income tax expense, which are included in the Company’s Consolidated Statements of Comprehensive Income.

NOTE 15 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash and cash equivalents

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the totals shown within the Consolidated Statements of Cash Flows for the years ended September 30:

(In millions)	2025	2024	2023
Cash and cash equivalents - continuing operations	$51.6	$68.3	$409.1
Cash and cash equivalents - held for sale (a)	—	—	4.0
Restricted cash - continuing operations (b)	—	0.4	—
Total cash, cash equivalents and restricted cash	$51.6	$68.7	$413.1

(a)Refer to Note 3 for additional information regarding the asset group classified as held for sale at September 30, 2023.
(b)Included in Prepaid expenses and other current assets within the Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Consolidated Balance Sheets as of September 30:

(In millions)	2025	2024
Current
Trade	$82.0	$73.2
Other	1.6	9.1
Notes receivable from franchisees	8.5	5.4
Receivables, gross	92.1	87.7
Allowance for credit losses	(2.5)	(1.3)
Receivables, net	$89.6	$86.4

Non-current (a)
Notes receivable	$2.7	$2.5
Other	4.4	4.4
Noncurrent notes receivable, gross	7.1	6.9
Allowance for losses	(2.8)	(2.6)
Noncurrent notes receivable, net	$4.3	$4.3

(a) Included in Other noncurrent assets within the Consolidated Balance Sheets.

Property, plant and equipment

The following table summarizes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2025	2024
Land	$178.6	$160.1
Buildings	1,045.8	869.5
Technology hardware and software	147.1	117.1
Machinery and equipment	262.8	231.6
Construction in progress	72.7	72.1
Total property, plant and equipment	1,707.0	1,450.4
Accumulated depreciation	(572.4)	(491.7)
Net property, plant and equipment	$1,134.6	$958.7
The following table summarizes finance lease assets included in net property, plant and equipment as of September 30:

(In millions)	2025	2024
Land	$113.5	$96.1
Machinery and equipment	7.9	—
Buildings	169.8	165.6
Total finance lease assets	291.2	261.7
Accumulated depreciation	(79.3)	(67.4)
Net finance lease assets	$211.9	$194.3

Non-cash transactions, including finance leases, recognized within total property, plant and equipment were $64.2 million and $18.3 million during the years ended September 30, 2025 and 2024, respectively.

The following summarizes expense associated with property, plant and equipment recognized within the Consolidated Statements of Comprehensive Income for the years ended September 30:

(In millions)	2025	2024	2023
Depreciation (includes finance leases)	$104.9	$89.2	$72.0

Long-lived assets

The following presents long-lived assets comprised of net property, plant and equipment and operating lease assets by geographic area in which the assets physically reside for the years ended September 30:

	Property, plant and equipment, net		Operating lease assets
(In millions)	2025	2024	2025	2024
United States	$1,084.1	$909.1	$316.1	$281.6
Non-U.S.	50.5	49.6	15.7	17.0
Total	$1,134.6	$958.7	$331.8	$298.6

Accrued payroll expenses

Included in Accrued expenses and other liabilities within the Consolidated Balance Sheets were $20.5 million and $18.8 million of accrued payroll expenses as of September 30, 2025 and September 30, 2024, respectively.

Obligations to former parent company

Liabilities due to Valvoline’s former parent company, Ashland, represent the indemnities estimated to be due per the Tax Matters Agreement and reimbursements for certain other contractual obligations that were transferred in connection with the separation. These obligations were $25.2 million and $28.0 million as of September 30, 2025 and September 30, 2024, respectively, and are reflected within the Consolidated Balance Sheets primarily as Accrued expenses and other liabilities based on the required and currently expected timing of resolution. The recorded obligations represent management’s best estimates and ultimate resolution of these matters could result in additional costs that are currently not reasonably estimable.

NOTE 16 – SUBSEQUENT EVENTS

Refranchising

During October 2025, the Company entered into an agreement and completed the sale of 10 company-owned service center stores and related net assets to a franchisee. The Company will derecognize the related net assets and expects to recognize a gain on sale in the first quarter of fiscal 2026 to reflect the completion of this transaction.

Breeze Autocare acquisition

In February 2025, Valvoline signed a definitive agreement to acquire Breeze Autocare from Greenbriar. Breeze Autocare is an independent provider of automotive quick lube and other preventive maintenance services operating predominantly under the Oil Changers brand, with an extensive footprint in California, Texas, and the Midwest.

In November 2025, Valvoline received clearance from the Federal Trade Commission (“FTC”) to close the acquisition of Breeze Autocare subject to a Decision and Order from the FTC. Valvoline will acquire 207 Breeze Autocare stores, and consistent with the Decision and Order, Valvoline will divest 45 of those locations to Mainstreet Auto, LLC (“Mainstreet”), for a net purchase price of $593 million, subject to (i) adjustments for store acquisitions and sale-leaseback transactions completed by Breeze Autocare since signing and (ii) customary closing adjustments. The Breeze Autocare acquisition is expected to close on December 1, 2025, with the divestiture to Mainstreet occurring shortly thereafter. The Company intends to fund the Breeze Autocare acquisition with a newly issued $740 million Term Loan B commensurate with the closing of the transaction with excess proceeds being used to pay down outstanding debt.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Valvoline’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2025 (the “Evaluation Date”). Although management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects, this evaluation concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective based on a material weakness in internal control over financial reporting described below. These controls are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to Valvoline’s management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness described below, management performed additional analyses and other procedures, including implementing and enhancing certain manual procedures and controls intended to ensure the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its consolidated financial statements included in this Annual Report on Form 10-K and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025 due to the material weakness in internal control over financial reporting described below.

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

Valvoline’s independent registered public accounting firm, Ernst & Young LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, which appears in this Item 9A.

Material weakness in internal control over financial reporting

The sale of the former Global Products reportable segment on March 1, 2023 resulted in material changes in the Company’s internal control over financial reporting, including the implementation of a new enterprise resource planning system (“ERP”) on January 1, 2024. A material weakness in internal control over financial reporting was initially reported during the quarter ended March 31, 2024 due to the ERP implementation and the aggregation of related deficiencies due to ineffective information technology general controls (“ITGCs”) and the design of certain business process controls. While management has made substantial progress with its planned remedial measures, including remediation of the ITGC deficiencies that contributed to the previously reported material weakness, the material weakness continued to exist as of September 30, 2025 with respect to the aggregation of deficiencies in the design of business process controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Although management has performed procedures to gain comfort that the consolidated financial statements are fairly stated in all material respects, these control deficiencies aggregate to allow for the possibility that material misstatements could impact most financial statement accounts and disclosures that may not be prevented or detected in a timely manner. Accordingly, these control deficiencies aggregate within the control activities component of the COSO framework and constitute a material weakness. The material weakness did not result in any identified material misstatements to the consolidated financial statements.

Remedial measures

Management has been actively developing, executing and enhancing its remedial efforts subject to the oversight of the Audit Committee of the Board of Directors, which began during the quarter ended March 31, 2024 following the ERP implementation. The remedial efforts undertaken to-date related to the remaining aggregated deficiencies in the design of business process controls included the following:

•Continued execution of manual control activities, analyses, and procedures, which were enhanced by the remediation of ITGCs, to address certain business process control deficiencies primarily attributed to the inadequate initial ERP system design;
•Continuation of support from an outside consulting firm to enhance management’s remediation design and implementation efforts, including project management and advice regarding best practices for documentation, design and execution of related transactional-level business process controls;
•Employing a risk-based approach to prioritize business process control design and documentation that mitigates significant financial statement risk, including inventory and revenue controls;
•Training relevant personnel to enhance rigor and documentation supporting the design and execution of business process controls;
•Establishing a controls governance committee to oversee the completion of remedial measures;
•Hiring additional personnel with internal control expertise and experience; and
•Supplementing review controls with certain pre-existing and new preventative transaction-level controls, enhancing documentation of the design of key control attributes, and conducting walkthroughs to identify the points in the process for significant classes of transactions where reasonably possible risks of material misstatement exist to validate the design effectiveness of responsive controls.

Substantial progress towards the remediation of the material weakness has been made in fiscal 2025 through the remediation of the ITGC deficiencies and the efforts to enhance business process controls. Remediation of the business process control design deficiencies that aggregate to the material weakness will conclude once the controls and related documentation are consistently executed for a sufficient period of time and are determined to be effective, through formal testing, which is expected to be completed in fiscal 2026.

Changes in internal control over financial reporting

Other than with respect to the remediation efforts discussed above, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Valvoline Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Valvoline Inc. and consolidated subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Valvoline Inc. and consolidated subsidiaries (the Company) has not maintained effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the aggregated deficiencies in the design and execution of business process controls which affect substantially all consolidated significant accounts and disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated November 21, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Louisville, Kentucky
November 21, 2025

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 28, 2025, Ms. Julie M. O’Daniel, the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary, entered into a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. O’Daniel’s plan covers the sale of 100% of the net shares (after withholding of applicable taxes) of Valvoline common stock received in settlement of any earned performance share units (5,565 at target) for the fiscal 2023 to fiscal 2025 performance period. Ms. O’Daniel’s Rule 10b5-1 Trading Plan expires upon the earlier of December 31, 2025, or the date all transactions pursuant to such trading plan are executed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of Valvoline’s executive officers and related information appears under the caption “Executive Officers of Valvoline” in Item 1 of Part I of this Annual Report on Form 10-K. The other information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2025 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2025 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2025 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2025 and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement, which will be filed with the SEC within 120 days of September 30, 2025 and is incorporated herein by reference.

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
Agreement and Plan of Merger by and among Valvoline Inc., OCI Merger Sub Inc., OC Parent, L.P., and OC IntermediateCo, Inc., dated as of February 17, 2025 (“Breeze Merger Agreement”) (incorporated by reference to Exhibit 2.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on February 20, 2025).

2.2	-
First Amendment to Breeze Merger Agreement, dated as of August 11, 2025 (incorporated by reference to Exhibit 2.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on August 12, 2025).

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
Indenture, dated as of January 4, 2021, among Valvoline Inc. the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on January 4, 2021).

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

10.3	-	2016 Valvoline Inc. Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to Valvoline's Current Report on Form 8-K (File No. 001-37884) filed on February 5, 2019).

10.4	-	Valvoline Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Valvoline’s Current Report on Form 8-K (File No. 001-37884) filed on February 5, 2018).

10.5	-
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
Valvoline Change in Control Severance Plan, as amended and restated, effective September 19, 2024 (incorporated by reference to Exhibit 10.19 to Valvoline’s Annual Report on Form 10-K (File No. 001-37884) filed on November 22, 2024).

10.20	-
Valvoline Severance Pay Plan, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.4 to Valvoline's Quarterly Report on Form 10-Q (File No. 001-37884) filed on February 9, 2022).

10.21	-
Amendment and Restatement Agreement, dated as of December 12, 2022, among Valvoline Inc. (“Valvoline”), certain subsidiaries of Valvoline party thereto, The Bank of Nova Scotia, as Administrative Agent, swing line lender and an L/C issuer, and the lenders party thereto (including Exhibit A – Amended and Restated Credit Agreement, among Valvoline, The Bank of Nova Scotia, as Administrative Agent, swing line lender and an L/C issuer, and the lenders party thereto) (incorporated by reference to Exhibit 10.1 to Valvoline Current Report on Form 8-K (File No. 001-37884) filed on December 13, 2022).

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

19	-	Securities Laws and Insider Trading Policy (incorporated by reference to Exhibit 19 to Valvoline’s Annual Report on Form 10-K (File No. 001-37884) filed on November 22, 2024).

21*	-	List of Subsidiaries.

23.1*	-	Consent of Ernst & Young LLP.

24*	-	Power of Attorney.

31.1*	-	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of J. Kevin Willis, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	-	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and J. Kevin Willis , Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	-	Valvoline Inc. Executive Compensation Recovery (Clawback) Policy (incorporated by reference to Exhibit 97.1 to Valvoline’s Annual Report on Form 10-K (File No. 001-37884) filed on November 20, 2023).

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema Document.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document.

104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.
**    Furnished herewith.
SM     Service mark, Valvoline Inc. or its subsidiaries, registered in various countries.
™     Trademark, Valvoline Inc. or its subsidiaries, registered in various countries.

Upon written or oral request, a copy of the above exhibits will be furnished at cost.

VALVOLINE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2025, 2024 and 2023
(In millions)
(A)	(B)	(C)			(D)	(E)
		Additions
Description	Balance at beginning of period	Charged to expenses	Charged to other accounts		Deductions	Balance at end of period
Current allowance for credit losses
Year ended September 30, 2025	$1.3	$1.2	$—		$—	$2.5
Year ended September 30, 2024	$0.6	$0.6	$0.1		$—	$1.3
Year ended September 30, 2023	$4.6	$(0.6)	$(3.4)	(a)	$—	$0.6
Allowances for loan losses
Year ended September 30, 2025	$2.6	$—	$0.2		$—	$2.8
Year ended September 30, 2024	$2.4	$—	$0.2		$—	$2.6
Year ended September 30, 2023	$2.2	$—	$0.2		$—	$2.4
Inventory excess and obsolete reserves
Year ended September 30, 2025	$1.3	$—	$—		$—	$1.3
Year ended September 30, 2024	$1.1	$0.2	$—		$—	$1.3
Year ended September 30, 2023	$2.0	$(0.3)	$(0.6)	(a)	$—	$1.1
Deferred tax asset valuation allowance
Year ended September 30, 2025	$1.0	$0.6	$3.2		$—	$4.8
Year ended September 30, 2024	$3.0	$(2.0)	$—		$—	$1.0
Year ended September 30, 2023	$33.3	$(30.3)	$—		$—	$3.0

(a) Includes balances reclassified to held for sale within the Consolidated Balance Sheet during fiscal 2023.

ITEM 16.      FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALVOLINE INC.
(Registrant)
By:
/s/ J. Kevin Willis
J. Kevin Willis
Chief Financial Officer
Date: November 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 21, 2025.

Signatures	Capacity
/s/ Lori A. Flees	Chief Executive Officer and Director
Lori A. Flees	(Principal Executive Officer)

/s/ J. Kevin Willis	Chief Financial Officer
J. Kevin Willis	(Principal Financial Officer)

/s/ Dione R. Sturgeon	Vice President, Chief Accounting Officer and Controller
Dione R. Sturgeon	(Principal Accounting Officer)

*	Chairman of the Board and Director
Richard J. Freeland
*	Director
Gerald W. Evans, Jr.
*	Director
Carol H. Kruse
*	Director
Vada O. Manager
*	Director
Patrick S. Pacious
*	Director
Jennifer L. Slater
*	Director
Charles M. Sonsteby
*	Director
Mary J. Twinem

*By:	/s/ Julie M. O’Daniel
Julie M. O’Daniel
Attorney-in-Fact

Date:	November 21, 2025