Form 10-Q
period 2025-12-31
VALVOLINE INC
filed 2026-02-04
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At January 30, 2026, there were 127,315,826 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended December 31
(In millions, except per share amounts - unaudited)	2025	2024
Net revenues	$461.8	$414.3
Cost of sales	289.3	261.4
Gross profit	172.5	152.9

Selling, general and administrative expenses	106.8	80.4
Net legacy and separation-related expenses	5.2	0.4
Other loss (income), net	42.2	(71.7)
Operating income	18.3	143.8
Net pension and other postretirement plan income	(1.2)	(0.9)
Net interest and other financing expenses	25.5	17.5
(Loss) income before income taxes	(6.0)	127.2
Income tax expense	26.2	33.3
(Loss) income from continuing operations	(32.2)	93.9
Loss from discontinued operations, net of tax	(0.6)	(2.3)
Net (loss) income	$(32.8)	$91.6

Net (loss) earnings per share
Basic (loss) earnings per share
Continuing operations	$(0.25)	$0.73
Discontinued operations	(0.01)	(0.02)
Basic (loss) earnings per share	$(0.26)	$0.71

Diluted (loss) earnings per share
Continuing operations	$(0.25)	$0.73
Discontinued operations	(0.01)	(0.02)
Diluted (loss) earnings per share	$(0.26)	$0.71

Weighted average common shares outstanding
Basic	127.7	128.7
Diluted	127.7	129.5

Comprehensive (loss) income
Net (loss) income	$(32.8)	$91.6
Other comprehensive income (loss), net of tax
Currency translation adjustments	1.7	(6.5)
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.4)
Other comprehensive income (loss)	1.3	(6.9)
Comprehensive (loss) income	$(31.5)	$84.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	December 31 2025	September 30 2025
Assets
Current assets
Cash and cash equivalents	$69.9	$51.6
Receivables, net	98.5	89.6
Inventories, net	48.5	42.6
Prepaid expenses and other current assets	38.3	59.9
Total current assets	255.2	243.7
Noncurrent assets
Property, plant and equipment, net	1,217.3	1,134.6
Operating lease assets	403.3	331.8
Goodwill and intangibles, net	1,304.9	740.5
Other noncurrent assets	221.4	219.8
Total noncurrent assets	3,146.9	2,426.7
Total assets	$3,402.1	$2,670.4

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$31.2	$23.8
Trade and other payables	113.4	118.9
Accrued expenses and other liabilities	219.2	204.7
Total current liabilities	363.8	347.4
Noncurrent liabilities
Long-term debt	1,633.6	1,050.2
Employee benefit obligations	186.1	187.5
Operating lease liabilities	376.0	315.3
Other noncurrent liabilities	535.0	431.5
Total noncurrent liabilities	2,730.7	1,984.5
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 127.2 and 127.1 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	1.3	1.3
Paid-in capital	59.0	58.4
Retained earnings	240.8	273.6
Accumulated other comprehensive income	6.5	5.2
Stockholders' equity	307.6	338.5
Total liabilities and stockholders’ equity	$3,402.1	$2,670.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three months ended December 31
(In millions - unaudited)	2025	2024
Cash flows from operating activities
Net (loss) income	$(32.8)	$91.6
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Loss from discontinued operations	0.6	2.3
Loss (gain) on sale of operations	43.1	(71.2)
Depreciation and amortization	33.5	28.0
Stock-based compensation expense	2.4	2.0
Other, net	1.2	0.2
Change in operating assets and liabilities
Receivables	9.4	1.6
Inventories	(2.5)	(0.6)
Payables and accrued liabilities	(23.3)	(38.5)
Other assets and liabilities	33.2	26.0
Operating cash flows from continuing operations	64.8	41.4
Operating cash flows from discontinued operations	—	(0.2)
Total cash provided by operating activities	64.8	41.2
Cash flows from investing activities
Additions to property, plant and equipment	(57.4)	(53.6)
Acquisitions, net of cash acquired	(635.6)	(4.4)
Proceeds from sale of operations	63.6	121.0
Other investing activities, net	(2.0)	1.0
Total cash (used in) provided by investing activities	(631.4)	64.0
Cash flows from financing activities
Proceeds from borrowings	740.0	25.0
Payments of debt issuance costs and discounts	(13.7)	—
Repayments on borrowings	(135.9)	(85.9)
Repurchases of common stock, including excise taxes of $14.3 in fiscal 2025	—	(45.7)
Other financing activities, net	(5.7)	(6.1)
Total cash provided by (used in) financing activities	584.7	(112.7)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.8)
Increase (decrease) in cash, cash equivalents and restricted cash	18.3	(8.3)
Cash, cash equivalents and restricted cash - beginning of period	51.6	68.7
Cash, cash equivalents and restricted cash - end of period	$69.9	$60.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Three months ended December 31, 2025
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2025	127.1	$1.3	$58.4	$273.6	$5.2	$338.5
Net loss	—	—	—	(32.8)	—	(32.8)
Stock-based compensation, net of issuances	0.1	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Balance at December 31, 2025	127.2	$1.3	$59.0	$240.8	$6.5	$307.6

	Three months ended December 31, 2024
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6
Net income	—	—	—	91.6	—	91.6
Stock-based compensation, net of issuances	0.1	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(1.0)	—	—	(39.6)	—	(39.6)
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2024	127.6	$1.3	$50.3	$175.2	$3.0	$229.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Valvoline Inc. (“Valvoline” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission regulations for interim financial reporting, which do not include all information and footnote disclosures normally included in annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Issued but not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which enhances income tax disclosure requirements to include additional disaggregation within the effective tax rate reconciliation and income taxes paid. This guidance will be effective for Valvoline beginning with its fiscal 2026 annual financial statements, with early adoption permitted. The guidance must be applied prospectively, while retrospective application is permitted. The Company is continuing to assess the new guidance and is preparing for the related enhanced income tax disclosures in its fiscal 2026 annual financial statements. The Company does not expect this guidance will result in any changes to its results of operations, cash flows, or financial condition.

In November 2024, the FASB issued guidance which requires enhanced disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. This guidance will be effective for Valvoline beginning with its fiscal 2028 Form 10-K and interim periods beginning in fiscal 2029, with early adoption permitted, in addition to either prospective or retrospective application. The Company is currently evaluating this guidance to determine its adoption approach and the impact on the presentation and disclosure of its consolidated income statement and expenses. The Company anticipates its processes will be enhanced to address the disaggregation and disclosure requirements, though it does not expect adoption to impact its overall results from operations.

In September 2025, the FASB issued new guidance related to accounting for internal-use software costs. The new standard removes references to software development project stages, making the guidance easier to apply and neutral across different software development methods. The update is effective for fiscal years beginning after December 15, 2027, including interim periods within those years. Early adoption is permitted and the guidance can be applied on a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. Valvoline does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, based on its existing practices and policies.

NOTE 2 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.7	—	2.7	—	—
Other noncurrent assets
Non-qualified trust funds	1.5	—	—	—	1.5
Deferred compensation investments	19.5	19.5	—	—	—
Total assets at fair value	$24.0	$19.8	$2.7	$—	$1.5

Other noncurrent liabilities
Deferred compensation obligations	$21.3	$—	$—	$—	$21.3
Total liabilities at fair value	$21.3	$—	$—	$—	$21.3

	As of September 30, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.8	$0.8	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	2.2	—	—	—	2.2
Deferred compensation investments	19.2	19.2	—	—	—
Total assets at fair value	$24.8	$20.0	$2.6	$—	$2.2

Other noncurrent liabilities
Deferred compensation obligations	$20.4	$—	$—	$—	$20.4
Total liabilities at fair value	$20.4	$—	$—	$—	$20.4

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

	December 31, 2025			September 30, 2025
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$492.3	$531.2	$(3.8)	$491.0	$531.0	$(4.0)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 5 for details of the senior notes as well as Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

Store acquisitions

The transactions summarized herein were accounted for as business combinations and the operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition. The Company’s acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The fair values are preliminary for up to one year from the date of acquisition as they may be subject to measurement period adjustments if new information is obtained about facts and circumstances that existed as of the acquisition date.

Breeze Autocare

On December 1, 2025, the Company acquired 100% of the equity interests in Breeze Autocare (“Breeze”) for total cash consideration of $638.7 million, subject to certain customary post-closing adjustments. Breeze is a provider of automotive quick lube and other preventive maintenance services operating predominantly under the Oil ChangersSM brand with stores in California, Texas, and the Midwest. The acquisition initially included 204 service center stores and aligns with the Company’s strategy to expand the store network in key markets. The Company funded the Breeze acquisition with an amendment to its Senior Credit Agreement to add a seven-year $740.0 million term loan facility (the “Term Loan B”) commensurate with the closing of the transaction with excess proceeds used to pay down outstanding debt. Refer to Note 5 for further discussion regarding the Term Loan B.

Immediately following the acquisition, 45 of the acquired Breeze stores were sold in accordance with the Federal Trade Commission Decision and Order that required the disposal of certain acquired locations to receive clearance to close the acquisition of Breeze. The fair value of the net assets divested, including allocated goodwill, was $90.0 million. As a result, the Company recognized a $57.9 million pre-tax loss on sale within Other loss (income), net in the Condensed Consolidated Statement of Comprehensive Income for the three months ended December 31, 2025.

A summary follows of the aggregate cash consideration paid and the total assets acquired and liabilities assumed:

(In millions)	2025
Cash	$4.6
Receivables	15.4
Inventories	4.0
Other current assets	2.2
Property, plant and equipment (a)	75.2
Operating lease assets	72.9
Goodwill (b)	553.3
Intangible assets (c)
Customer relationships	11.0
Trademarks and trade names	8.0
Other noncurrent assets	0.4
Net assets held for sale (d)	90.0
Trade and other payables	(7.8)
Accrued expenses and other liabilities	(14.5)
Other current liabilities (a)	(14.8)
Operating lease liabilities	(62.7)
Other noncurrent liabilities (a)	(98.5)
Total net assets acquired	$638.7

(a)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. Finance lease assets acquired were $45.2 million and finance lease liabilities of $3.9 million and $57.0 million in other current and noncurrent liabilities, respectively.
(b)Goodwill is not deductible for income tax purposes and is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisition.
(c)Intangible assets acquired December 1, 2025 have a weighted average amortization period of 10 years.
(d)Net assets held for sale were disposed on December 1, 2025 in connection with the required divestiture and sale and are no longer held for sale as of December 31, 2025.

Adjustments to preliminary fair value amounts are expected to primarily relate to the finalization of the related third-party valuation and working capital adjustments and will be recorded during the one-year measurement period with a corresponding offset to goodwill.

The Company incurred $12.5 million in third-party costs pertaining to the acquisition of Breeze, which are included in Selling, general and administration expenses in the Condensed Consolidated Statements of Comprehensive Income during the three months ended December 31, 2025. Net revenues and Net income from the Breeze acquisition included in the Company's results since December 1, 2025, the date of the acquisition, are $15.7 million and $1.4 million, respectively.

The following table presents the unaudited pro forma information summarizing the combined results of operations for Valvoline and Breeze, prepared as if the Breeze acquisition occurred on October 1, 2024:

	Three months ended December 31

(In millions)	2025	2024
Net revenues	$495.8	$461.9
Net income	46.9	8.8

These pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect the incremental amortization of acquired intangible assets and interest expense on acquisition-related debt. Material nonrecurring adjustments, such as the $12.5 million in transaction costs and the $57.9 million pre-tax loss on the sale of the divested locations have been included as if the Breeze acquisition had occurred on October 1, 2024. The pro forma net income amounts also incorporate adjustments to reflect the income tax effects of the pro forma adjustments described above.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed on the date assumed, nor is it intended to project future results. The unaudited pro forma results exclude the impact of any cost synergies or integration benefits.

Other acquisitions

In addition to the Breeze acquisition, the Company acquired six service center stores in single and multi-store transactions, including four former Express Care locations converted to company-operated service center stores, for an aggregate purchase price of $1.5 million during the three months ended December 31, 2025. These acquisitions expand Valvoline's retail presence in key North American markets and contributed to growing the number of company-operated service center stores to 1,196 as of December 31, 2025.

Dispositions

Valvoline completed the sale of 10 company-operated service center stores to a franchisee during the first fiscal quarter of 2026 and completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025. Valvoline recognized pre-tax gains on sale of $14.8 million and $73.9 million within Other loss (income), net in the Condensed Consolidated Statements of Comprehensive Income related to these transactions during the three months ended December 31, 2025 and 2024, respectively.

NOTE 4 - INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2025:

(In millions)
Balance as of September 30, 2025	$658.0
Acquisitions (a)	551.3
Dispositions	(3.4)
Currency translation	0.8
Balance at December 31, 2025	$1,206.7

(a) Includes measurement period adjustments of $3.4 million.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets:

	December 31, 2025			September 30, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$37.5	$(13.3)	$24.2	$29.5	$(12.7)	$16.8
Reacquired franchise rights	122.3	(66.4)	55.9	122.3	(63.9)	58.4
Customer relationships	25.9	(8.8)	17.1	14.7	(8.5)	6.2
Other intangible assets	7.4	(6.4)	1.0	7.4	(6.3)	1.1
Total definite-lived intangible assets	$193.1	$(94.9)	$98.2	$173.9	$(91.4)	$82.5

The table that follows summarizes the actual and estimated amortization expense for the Company's current amortizable intangible assets:

	Actual	Estimated
	Three months ended December 31	Years ended September 30
(In millions)	2025	2026	2027	2028	2029	2030
Amortization expense	$3.4	$15.5	$15.4	$15.3	$13.0	$11.4

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	December 31 2025	September 30 2025
2031 Notes	$535.0	$535.0
Term Loan A	409.7	415.6
Term Loan B	740.0	—
Revolver (a)	—	130.0
Debt issuance costs and discounts	(19.9)	(6.6)
Total debt	1,664.8	1,074.0
Current portion of long-term debt	31.2	23.8
Long-term debt	$1,633.6	$1,050.2

(a)As of December 31, 2025, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $470.6 million due to a reduction of $4.4 million for letters of credit outstanding.

As of December 31, 2025, Valvoline was in compliance with all covenants under its long-term borrowings.

Term Loan B

Key terms and conditions

In December 2025, Valvoline amended its Senior Credit Agreement commensurate with closing the acquisition of Breeze to add a seven-year $740.0 million Term Loan B.

The principal balance of the Term Loan B is required to be repaid in quarterly installments of approximately $1.9 million beginning with the first full fiscal quarter after the acquisition of Breeze, and the balance due at maturity with prepayment required in the amount of the net cash proceeds due from certain events. Amounts outstanding under the Term Loan B may be prepaid at any time, and from time to time, in whole or part, without premium or penalty. At

Valvoline’s option, amounts outstanding under the Term Loan B bear interest at either the adjusted term Secured Overnight Financing Rate plus 2.000% per year or an alternate base rate plus 1.000% per year. The effective interest rate for the Term Loan B was 5.873% as of December 31, 2025.

Summary of activity

The proceeds from the Term Loan B were used to fund the Breeze acquisition with the remaining proceeds used to pay down the outstanding balance on the Revolver.

Lease and franchisee guarantees

The Company guaranteed future payments related to certain leases assigned in connection with divesting retail stores and the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases, which have remaining terms ranging from one month to 15 years. The undiscounted maximum potential future payments under the lease guarantees were $87.7 million as of December 31, 2025. In addition, the Company guaranteed certain outstanding franchisee debt obligations that have remaining terms ranging from 11 months to five years and total $12.7 million as of December 31, 2025. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended December 31

(In millions)	2025	2024
Income tax expense	$26.2	$33.3
Effective tax rate percentage	(436.7)%	26.2%

The reduction in income tax expense and effective tax rate year-over-year for the three months ended December 31, 2025 were principally driven by the loss before income taxes in the current period and differences between the book and tax treatment of certain items associated with the Breeze acquisition. Specifically, certain transaction costs became non-deductible for income taxes in connection with the transaction close, which increased income tax expense by $5.6 million for the three months ended December 31, 2025. Further, the net assets of the required Breeze divestiture had a carry-over tax basis which increased income tax expense by $22.6 million for the three months ended December 31, 2025.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of Net pension and other postretirement plan income within the Condensed Consolidated Statements of Comprehensive Income:

	Pension benefits		Other postretirement benefits

(In millions)	2025	2024	2025	2024
Three months ended December 31
Interest cost	$16.9	$17.4	$0.3	$0.3
Expected return on plan assets	(17.8)	(18.0)	—	—
Amortization of prior service credits	—	—	(0.6)	(0.6)
Net periodic benefit income	$(0.9)	$(0.6)	$(0.3)	$(0.3)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended December 31

(In millions, except per share amounts)	2025	2024
Numerator
Income from continuing operations	$(32.2)	$93.9
Loss from discontinued operations, net of tax	(0.6)	(2.3)
Net (loss) income	$(32.8)	$91.6

Denominator
Weighted average common shares outstanding	127.7	128.7
Effect of potentially dilutive securities (a)	—	0.8
Weighted average diluted shares outstanding	127.7	129.5

Basic (loss) earnings per share
Continuing operations	$(0.25)	$0.73
Discontinued operations	(0.01)	(0.02)
Basic (loss) earnings per share	$(0.26)	$0.71

Diluted (loss) earnings per share
Continuing operations	$(0.25)	$0.73
Discontinued operations	(0.01)	(0.02)
Diluted (loss) earnings per share	$(0.26)	$0.71

(a)There were 0.5 million outstanding stock appreciation rights excluded from the computation of diluted earnings per share in the three months ended December 31, 2025 because the effect would have been antidilutive. No stock appreciation rights were excluded from the computation of diluted earnings per share in the three months ended December 31, 2024.

NOTE 10 - REPORTABLE SEGMENT INFORMATION

The Chief Executive Officer serves as Valvoline’s Chief Operating Decision Maker (“CODM”). The CODM evaluates financial performance and makes operating decisions, including the allocation of resources, based on financial data presented on a consolidated basis as the Company has determined that it operates as a single reportable segment.

(Loss) income from continuing operations, as reported in the Condensed Consolidated Statements of Comprehensive Income, is the primary measure used by the CODM to assess performance and guide operating decisions. In addition, the CODM uses (Loss) income from continuing operations to identify underlying trends in business performance and to monitor actual results against budget.

The following table presents the significant segment expenses and the Company’s measure of profit or loss:

	Three months ended December 31

(In millions)	2025	2024
Net revenues	$461.8	$414.3
Less:
Labor cost	115.8	106.7
Materials	78.4	74.5
Other service delivery costs	95.1	80.2
Advertising	20.1	17.3
Payroll and related costs	35.7	27.6
Other general and administrative	51.0	35.5
Other segment items (a)	97.9	(21.4)
(Loss) income from continuing operations	$(32.2)	$93.9

(a)Other segment items primarily include items such as Net legacy and separation-related expenses, Other loss (income), net, Net pension and postretirement costs, Net interest and other financing expenses, and Income tax expense, which are included in the Company’s Condensed Consolidated Statements of Comprehensive Income.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	December 31 2025	September 30 2025	December 31 2024
Cash and cash equivalents - continuing operations	$69.9	$51.6	$60.0
Restricted cash - continuing operations (a)	—	—	0.4
Total cash, cash equivalents and restricted cash	$69.9	$51.6	$60.4

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	December 31 2025	September 30 2025
Current
Trade	$73.8	$82.0
Notes receivable from franchisees	11.3	8.5
Other	16.5	1.6
Receivables, gross	101.6	92.1
Allowance for credit losses	(3.1)	(2.5)
Receivables, net	$98.5	$89.6

Non-current (a)
Notes receivable	$2.7	$2.7
Other	4.5	4.4
Noncurrent notes receivable, gross	7.2	7.1
Allowance for losses	(2.8)	(2.8)
Noncurrent notes receivable, net	$4.4	$4.3

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended December 31

(In millions)	2025	2024
Net revenues transferred at a point in time	$439.2	$394.1
Franchised revenues transferred over time	22.6	20.2
Net revenues	$461.8	$414.3

The following table summarizes net revenues by category:

	Three months ended December 31

(In millions)	2025	2024
Oil changes and related fees	$337.7	$301.7
Non-oil changes and related fees	100.5	91.4
Franchise fees and other	23.6	21.2
Total	$461.8	$414.3

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the acquisition of Breeze Autocare, including its Oil Changers stores, and the integration of the Breeze Autocare business and the anticipated benefits and synergies of the acquisition; executing on the growth strategy to create shareholder value by driving the full potential in Valvoline’s core business, delivering sustainable network growth and innovating to meet the changing needs of customers and the car parc; realizing the benefits from acquisitions and refranchising transactions; and future opportunities for the stand-alone retail business; and any other statements regarding Valvoline's future operations, financial or operating results, capital allocation, debt leverage ratio, anticipated business levels, dividend policy, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. Valvoline has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “may,” “will,” “should,” and “intends,” and the negative of these words or other comparable terminology. These forward-looking statements are based on Valvoline’s current expectations, estimates, projections, and assumptions as of the date such statements are made and are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q and Valvoline’s most recently filed Annual Report on Form 10-K. Valvoline assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, unless required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as the condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q. Unless otherwise noted, disclosures within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relate solely to the Company's continuing operations.

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline Inc. (“Valvoline” or the “Company”) is creating shareholder value by driving the full potential of its core business, delivering sustainable network growth, and continuing to innovate to meet the evolving needs of customers and the car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners simplify vehicle care so customers can do what drives them. This includes approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises approximately 2,400 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”), Valvoline Great Canadian Oil Change, and Oil ChangersSM retail locations and supports over 240 locations through its Express CareTM platform.

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

•Delivering sustainable network growth with company-operated store expansion and accelerating the momentum of franchisee store growth; and

•Innovating to meet the changing needs of customers and the car parc, targeting customer and service expansion with a focus on fleet business, and driving non-oil change service penetration.

RECENT DEVELOPMENTS

Breeze Autocare

On December 1, 2025, the Company acquired 100% of the equity interests in Breeze Autocare (“Breeze”) for total cash consideration of $638.7 million, subject to certain customary post-closing adjustments. Breeze is a provider of automotive quick lube and other preventive maintenance services operating predominantly under the Oil ChangersSM brand with stores in California, Texas, and the Midwest. The acquisition initially included 204 service center stores and aligns with the Company’s strategy to expand the store network in key markets. The Company funded the Breeze acquisition with an amendment to its Senior Credit Agreement to add a seven-year $740.0 million term loan facility (the “Term Loan B”) commensurate with the closing of the transaction with excess proceeds used to pay down outstanding debt.

Immediately following the acquisition, 45 of the acquired Breeze stores were sold in accordance with the Federal Trade Commission Decision and Order that required the disposal of certain acquired locations to receive clearance to close the acquisition of Breeze. The fair value of the net assets divested, including allocated goodwill, was $90.0 million. As a result, the Company recognized a $57.9 million pre-tax loss on sale within Other loss (income), net in the Condensed Consolidated Statement of Comprehensive Income for the three months ended December 31, 2025.

Dispositions

Valvoline completed the sale of 10 company-operated service center stores to a franchisee during the first fiscal quarter of 2026 and completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025. Valvoline recognized pre-tax gains on sale of $14.8 million and $73.9 million within Other loss (income), net in the Condensed Consolidated Statements of Comprehensive Income related to these transactions during the three months ended December 31, 2025 and 2024, respectively. These transactions, together with executed development agreements are expected to provide significant growth in the respective markets and deliver long-term value to shareholders. The impact of these dispositions on year-over-year comparability of financial results is discussed further herein.

FIRST FISCAL QUARTER 2026 OVERVIEW

The following were the significant events for the first fiscal quarter of 2026, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Valvoline’s net revenues grew 11% over the prior year period driven by continued network expansion of 335 net store additions to the system led by the Breeze acquisition. System-wide same-store sales ("SSS") growth of 5.8%, along with improvements in service mix and pricing, also contributed to the increase. These favorable impacts were moderated by a $16.1 million decrease in net revenues due to dispositions.

•The Loss from continuing operations in the three months ended December 31, 2025 was $32.2 million and Diluted loss per share was $0.25 primarily driven by the pre-tax loss of $57.9 million on the Federal Trade Commission (“FTC”) required sale of 45 acquired Breeze stores following the acquisition close.

•Adjusted EBITDA increased 14% over the prior year period driven by strong operational performance with improvements in service mix and pricing, along with contributions from network growth, including the Breeze acquisition, which combined to more than offset impacts of store dispositions and growth investments in Selling, general and administrative expenses.

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

Net revenues are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. SSS is defined as net revenues of U.S. Valvoline Instant Oil ChangeSM (VIOCSM) system-wide stores that have been in operation for at least 12 full months within the system, and beginning in fiscal 2026, mobile service net revenues in markets that leverage store marketing channels.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended December 31:

	Three months ended December 31
	2025		2024
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$461.8	100.0%	$414.3	100.0%
Gross profit	$172.5	37.4%	$152.9	36.9%
Net operating expenses	$154.2	33.4%	$9.1	2.2%
Operating income	$18.3	4.0%	$143.8	34.7%
Income from continuing operations	$(32.2)	(7.0)%	$93.9	22.7%

EBITDA (a)	$53.0	11.5%	$172.7	41.7%
Adjusted EBITDA (a)	$117.4	25.4%	$102.8	24.8%

(a)Refer to the “Use of Non-GAAP Measures” and “Continuing operations EBITDA and Adjusted EBITDA” for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended December 31
	2025	2024
Sales information
Store sales - in millions
Company-operated	$408.3	$365.3
Franchised (a)	515.3	455.0
System-wide store sales (a)	$923.6	$820.3
Year-over-year growth (a)	12.6%	13.5%

System-wide same-store sales growth (a)(b)	5.8%	8.0%

	Number of stores at end of period
	First Quarter 2026	Fourth Quarter 2025	Third Quarter 2025	Second Quarter 2025	First Quarter 2025
Company-operated	1,196	1,016	983	950	932
Franchised (a)	1,184	1,164	1,141	1,128	1,113
Total system-wide stores (a)	2,380	2,180	2,124	2,078	2,045

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines SSS growth as the year-over-year change in net revenues of U.S. VIOC system-wide same stores with same stores defined as those that have been in operation within the system for at least 12 full months, and beginning in fiscal 2026, mobile service net revenues in markets that leverage store marketing channels.

Net revenues

Net revenues increased $47.5 million, or 11.5% for the three months ended December 31, 2025 compared to the same prior year period, primarily driven by network expansion of 335 net new system-wide stores, led by the Breeze acquisition, along with favorable improvements in service mix and pricing. System-wide SSS also increased 5.8% driven by higher average ticket, reflecting ongoing premiumization, net pricing benefits, and favorable transaction trends. These gains were partially offset by lower net revenues as a result of disposition activity. The following reconciles the year-over-year change in net revenues:

Gross profit

Gross profit increased $19.6 million, or 12.8%, for the three months ended December 31, 2025 compared to the prior year period. The increase was largely attributable to volume, cost efficiencies and pricing, as well as contributions from acquired stores. These benefits were partially offset by higher expenses associated with continued network expansion, including depreciation from new stores. The following reconciles the year-over-year change in gross profit:

Gross profit margin improved in the three months ended December 31, 2025 compared to the prior year period. The increase was primarily a result of improved costs from a decline in product costs and labor efficiency through enhanced demand planning and improved scheduling practices. These benefits were partially offset by higher store operating expenses, including increased depreciation from investments in store growth and the impact of the recent dispositions.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended December 31:

	Three months ended December 31
	2025		2024
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$106.8	23.1%	$80.4	19.4%
Net legacy and separation-related expenses	5.2	1.1%	0.4	0.1%
Other loss (income), net	42.2	9.2%	(71.7)	(17.3)%
Net operating expenses	$154.2	33.4%	$9.1	2.2%

Selling, general and administrative expenses increased by $26.4 million for the three months ended December 31, 2025 compared to the prior year period. The increase reflects continued investments to scale the business and support long-term growth. The primary contributors were outside services including technology along with talent and advertising, which combined to increase expense by $11.8 million. Additionally, investment and divestiture activity increased Selling, general and administrative expenses by $14.3 million, primarily related to consulting fees and professional services to support legal, regulatory, diligence and integration efforts.

Net legacy and separation-related expenses increased $4.8 million for the three months ended December 31, 2025 compared to the prior year primarily due to an increase in estimated reserves related to certain obligations assumed from the Company’s former parent company.

Other loss (income), net was unfavorable by $113.9 million compared to the prior year in large part due to the $57.9 million loss recognized on the required sale of 45 stores following the Breeze acquisition. In addition, the change reflects a lower gain as a result the sale of 10 company stores for a $14.8 million gain in the current year compared to 39 stores with a $73.9 million gain in the prior year.

Net pension and other postretirement plan activity

Net pension and other postretirement plan activity was favorable compared to the prior year by $0.3 million, primarily due to lower-than-expected returns on plan assets, which more than offset the favorable impact of higher discount rates.

Net interest and other financing expenses

Net interest and other financing expenses increased $8.0 million for the three months ended December 31, 2025 compared to the prior year period. The increase in expense was largely attributable to $4.7 million of fees incurred to maintain access to the Term Loan B and related financing in advance of the Breeze acquisition closing, at which time the Term Loan B became effective. Interest expense also increased $3.7 million incurred for the Term Loan B following the close of the Breeze acquisition.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended December 31

(In millions)	2025	2024
Income tax expense	$26.2	$33.3
Effective tax rate percentage	(436.7)%	26.2%

The reduction in income tax expense and effective tax rate year-over-year for the three months ended December 31, 2025 were principally driven by the loss before income taxes in the current period and differences between the book and tax treatment of certain items associated with the Breeze acquisition. Specifically, certain transaction costs became non-deductible for income taxes in connection with the transaction close, which increased income tax expense by $5.6 million for the three months ended December 31, 2025. Further, the net assets of the required Breeze divestiture had a carry-over tax basis which increased income tax expense by $22.6 million for the three months ended December 31, 2025.

Loss from discontinued operations, net of tax

The following summarizes Loss from discontinued operations, net of tax for the current and prior year periods:

	Three months ended December 31

(In millions)	2025	2024
Loss from discontinued operations, net of tax	$(0.6)	$(2.3)

Loss from discontinued operations, net of tax decreased $1.7 million in the three months ended December 31, 2025 compared to the prior year period primarily due to lower costs associated with the separation of processes and systems related to the sale of the former Global Products reportable segment.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles (Loss) income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended December 31
(In millions)	2025	2024
(Loss) income from continuing operations	$(32.2)	$93.9
Income tax expense	26.2	33.3
Net interest and other financing expenses	25.5	17.5
Depreciation and amortization	33.5	28.0
EBITDA from continuing operations (a)	53.0	172.7
Net pension and other postretirement plan income (b)	(1.2)	(0.9)
Net legacy and separation-related expenses (c)	5.2	0.4
Information technology costs (d)	3.1	1.5
Investment and divestiture-related costs (income) (e)	57.3	(70.9)
Adjusted EBITDA from continuing operations (a)	$117.4	$102.8

(a)	EBITDA from continuing operations is defined as (loss) income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

(e)
Consists of activity directly associated with specific significant acquisitions, investments and divestitures, including professional and consulting fees for legal and advisory services, in addition to gains or losses recognized upon disposition, temporary financing costs directly associated with transactions, certain acquisition-related incentive compensation costs, amortization of Breeze acquired intangible assets, and expense recognized to reduce the carrying values of related assets determined to be impaired. This activity is not considered to be reflective of the underlying operating performance of the Company’s ongoing continuing operations.

Adjusted EBITDA from continuing operations increased $14.6 million in the three months ended December 31, 2025 compared to the prior year. The improvement was primarily driven by gross profit expansion resulting from strong operational performance, including higher volumes and contributions from network growth, improved pricing and cost efficiencies. These benefits more than offset the impacts of refranchising and increased selling, general and administrative investments to support growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the three months ended December 31:

(In millions)	2025	2024
Cash provided by (used in):
Operating activities	$64.8	$41.4
Investing activities	$(631.4)	$64.0
Financing activities	$584.7	$(112.7)

Operating activities

Cash flows provided by operating activities increased $23.4 million from the prior year period primarily driven by higher cash earnings and to a lesser extent, lower cloud computing implementation spend in the current year to-date.

Investing activities

The cash flows from investing activities decrease of $695.4 million was substantially driven by the Breeze acquisition during the first quarter of fiscal 2026 resulting in $631.2 million higher cash flows used related to acquisitions, net of cash acquired, compared to the prior period. In addition, the Company received $57.4 million lower proceeds from sale of operations during the current year related to the sale of 10 company stores that occurred during October 2025 and the Decision and Order from the FTC requiring Valvoline to divest 45 stores acquired in the Breeze acquisition. These declines were partially offset by an increase of $3.8 million in capital expenditures during the current year primarily driven by maintenance expenditures for store technology upgrades.

Financing activities

Cash flows provided by financing activities increased $697.4 million from the prior year substantially driven by an increase in net borrowings, inclusive of payments for debt issuance costs, of $651.3 million. The current year activity is related to the issuance of the Term Loan B that was entered into to fund the Breeze acquisition with excess proceeds used to repay the outstanding Revolver balance. In addition, no share repurchases have occurred during fiscal 2026 to-date to accelerate debt repayment in connection with the Term Loan B issuance commensurate with closing the Breeze acquisition, which resulted in less cash used in financing activities of $45.7 million compared to the prior year.

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

	Three months ended December 31
(In millions)	2025	2024
Cash flows provided by operating activities	$64.8	$41.4
Less: Maintenance capital expenditures	(8.8)	(5.7)
Free cash flow excluding growth capital expenditures	56.0	35.7
Less: Growth capital expenditures	(48.6)	(47.9)
Free cash flow	$7.4	$(12.2)

The increase in free cash flow from continuing operations over the prior year was due to higher cash flow provided by operating activities during the first quarter of fiscal 2026. The increase in free cash flow was partially offset by an increase of $3.8 million in capital expenditures during the current period that was primarily driven by maintenance expenditures related to store technology upgrades. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Debt

Approximately 32% of Valvoline's outstanding borrowings at December 31, 2025 had fixed interest rates, with the remainder bearing variable rates. As of December 31, 2025, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity of $470.6 million remaining under its Revolver.

In December 2025, Valvoline amended its Senior Credit Agreement to add a seven-year $740.0 million Term Loan B. The proceeds of the Term Loan B were used to fund the Breeze acquisition with the remaining proceeds used to pay down the outstanding balance on the Revolver.

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

In July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization), which has no expiration date. During the three months ended December 31, 2025, the Company repurchased no shares of its common stock. As of December 31, 2025, $325.0 million remained available for repurchase under the 2024 Share Repurchase Authorization.

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

Valvoline announced in the second quarter of fiscal 2025 that it was pausing share repurchase activity to accelerate debt repayment in connection with a Term Loan B that was issued and effective commensurate with closing the Breeze acquisition.

Summary

Valvoline had cash and cash equivalents of $69.9 million, total debt of $1,664.8 million, and total remaining borrowing capacity of $470.6 million as of December 31, 2025. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the three months ended December 31, 2025.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the three months ended December 31, 2025.

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

The Company completed the acquisition of Breeze on December 1, 2025 as described herein in Note 3 of the Notes to Condensed Consolidated Financial Statements. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal control over financial reporting of Breeze. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Breeze represented approximately 3% of net revenues for the three months ended December 31, 2025. Total assets of the acquired business as of December 31, 2025 represented approximately 22% of total consolidated assets, consisting principally of acquired intangible assets, including goodwill.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness, management continued performing additional analyses and other procedures, including certain enhanced manual procedures and controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Changes in internal control over financial reporting

As a result of the Breeze acquisition, the Company has incorporated internal controls over significant processes specific to the acquisition that management believes are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to evaluate the internal controls and processes of Breeze and implement changes, where necessary. The Company anticipates a scope exception that excludes the acquired Breeze business from its evaluation of internal control over financial reporting as of September 30, 2026 as permitted by the SEC guidance for newly acquired businesses.

Other than as described above with respect to the Breeze acquisition and the remediation efforts discussed below, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

The sale of the former Global Products reportable segment on March 1, 2023 resulted in material changes in the Company’s internal control over financial reporting, including the implementation of a new enterprise resource planning system (“ERP”) on January 1, 2024. A material weakness in internal control over financial reporting was initially reported during the quarter ended March 31, 2024 due to the ERP implementation and the aggregation of related deficiencies due to ineffective information technology general controls (“ITGCs”) and the design of certain business process controls. While management has made substantial progress with its planned remedial measures, including remediation of the ITGC deficiencies that contributed to the previously reported material weakness as of September 30, 2025, the material weakness continued to exist with respect to the aggregation of deficiencies in the design of business process controls, as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Although management has performed procedures to gain comfort that the condensed consolidated financial statements are fairly stated in all material respects, these control deficiencies aggregate to allow for the possibility that material misstatements could impact most financial statement accounts and disclosures that may not be prevented or detected in a timely manner. Accordingly, these control deficiencies aggregate within the control activities component of the COSO framework and constitute a material weakness. The material weakness did not result in any identified material misstatements to the condensed consolidated financial statements.

Remedial measures

Management has been actively developing, executing, and enhancing its remedial efforts, subject to the oversight of the Audit Committee of the Board of Directors, which began during the quarter ended March 31, 2024 following the ERP implementation. The remedial efforts undertaken to-date related to the remaining aggregated deficiencies in the design of business process controls included the following:

•Continued execution of manual control activities, analyses, and procedures, which were enhanced by the remediation of ITGCs, to address certain business process control deficiencies primarily attributed to the inadequate initial ERP system design;

•Continuation of support from an outside consulting firm to enhance management’s remediation design and implementation efforts, including project management and advice regarding best practices for documentation, design and execution of related transactional level business process controls;
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

Substantial progress towards the remediation of the material weakness has been made through the remediation of the ITGC deficiencies in fiscal 2025 and the continued efforts to enhance business process controls. Remediation of the business process control design deficiencies that aggregate to the material weakness will conclude once the controls and related documentation are consistently executed for a sufficient period of time and are determined to be effective, through formal testing, which is expected to be completed in fiscal 2026.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, Mr. Jonathan L. Caldwell, the Company’s Senior Vice President and Chief People Officer, entered into a Rule 10b5-1 Trading Plan on December 1, 2025, for the sale of up to 3,834 shares of Valvoline common stock and to exercise up to 8,877 stock appreciation rights and sell the shares, net of amounts withheld by the Company for the exercise price and applicable withholding taxes. Mr. Caldwell’s Rule 10b5-1 Trading Plan expires upon the earlier of December 16, 2026 or the date all trades pursuant to such trading plan are executed.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Valvoline is party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. For a description of Valvoline's legal proceedings, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes to the Company’s risk factors previously disclosed in Item 1A of Part I in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

VALVOLINE INC.
(Registrant)

February 4, 2026	By:	/s/ J. Kevin Willis
J. Kevin Willis
Chief Financial Officer