Form 10-Q
period 2026-03-31
VALVOLINE INC
filed 2026-05-07
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At May 1, 2026, there were 127,536,079 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31		Six months ended March 31
(In millions, except per share amounts - unaudited)	2026	2025	2026	2025
Net revenues	$503.8	$403.2	$965.6	$817.5
Cost of sales	316.8	252.7	606.1	514.1
Gross profit	187.0	150.5	359.5	303.4

Selling, general and administrative expenses	98.7	83.6	205.5	164.0
Net legacy and separation-related expenses	0.9	0.8	6.1	1.2
Other loss (income), net	1.4	(0.8)	43.6	(72.5)
Operating income	86.0	66.9	104.3	210.7
Net pension and other postretirement plan income	(1.2)	(0.9)	(2.4)	(1.8)
Net interest and other financing expenses	27.7	16.9	53.2	34.4
Income before income taxes	59.5	50.9	53.5	178.1
Income tax expense	14.2	12.6	40.4	45.9
Income from continuing operations	45.3	38.3	13.1	132.2
Loss from discontinued operations, net of tax	(0.5)	(0.7)	(1.1)	(3.0)
Net income	$44.8	$37.6	$12.0	$129.2

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.35	$0.30	$0.10	$1.03
Discontinued operations	—	(0.01)	(0.01)	(0.02)
Basic earnings per share	$0.35	$0.29	$0.09	$1.01

Diluted earnings (loss) per share
Continuing operations	$0.35	$0.30	$0.10	$1.02
Discontinued operations	—	(0.01)	(0.01)	(0.02)
Diluted earnings per share	$0.35	$0.29	$0.09	$1.00

Weighted average common shares outstanding
Basic	127.8	127.6	127.7	128.2
Diluted	128.4	128.2	128.3	128.9

Comprehensive income
Net income	$44.8	$37.6	$12.0	$129.2
Other comprehensive loss, net of tax
Currency translation adjustments	(1.7)	(0.1)	—	(6.6)
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.4)	(0.8)	(0.8)
Other comprehensive loss	(2.1)	(0.5)	(0.8)	(7.4)
Comprehensive income	$42.7	$37.1	$11.2	$121.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	March 31 2026	September 30 2025
Assets
Current assets
Cash and cash equivalents	$84.7	$51.6
Receivables, net	92.6	89.6
Inventories, net	47.6	42.6
Prepaid expenses and other current assets	47.4	59.9
Total current assets	272.3	243.7
Noncurrent assets
Property, plant and equipment, net	1,246.4	1,134.6
Operating lease assets	395.3	331.8
Goodwill and intangibles, net	1,280.2	740.5
Other noncurrent assets	226.9	219.8
Total noncurrent assets	3,148.8	2,426.7
Total assets	$3,421.1	$2,670.4

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$31.2	$23.8
Trade and other payables	112.7	118.9
Accrued expenses and other liabilities	227.4	204.7
Total current liabilities	371.3	347.4
Noncurrent liabilities
Long-term debt	1,626.5	1,050.2
Employee benefit obligations	180.0	187.5
Operating lease liabilities	371.0	315.3
Other noncurrent liabilities	519.2	431.5
Total noncurrent liabilities	2,696.7	1,984.5
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 127.5 and 127.1 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	1.3	1.3
Paid-in capital	61.8	58.4
Retained earnings	285.6	273.6
Accumulated other comprehensive income	4.4	5.2
Stockholders' equity	353.1	338.5
Total liabilities and stockholders’ equity	$3,421.1	$2,670.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ended March 31
(In millions - unaudited)	2026	2025
Cash flows from operating activities
Net income	$12.0	$129.2
Adjustments to reconcile net income to cash flows from operating activities:
Loss from discontinued operations	1.1	3.0
Loss (gain) on sale of operations	43.6	(71.7)
Depreciation and amortization	71.1	56.4
Deferred income taxes	0.1	—
Stock-based compensation expense	5.9	4.6
Other, net	4.0	1.0
Change in operating assets and liabilities
Receivables	12.6	(2.5)
Inventories	(1.5)	(4.0)
Payables and accrued liabilities	(18.4)	(22.6)
Other assets and liabilities	29.7	(0.2)
Operating cash flows from continuing operations	160.2	93.2
Operating cash flows from discontinued operations	—	(4.8)
Total cash provided by operating activities	160.2	88.4
Cash flows from investing activities
Additions to property, plant and equipment	(115.2)	(105.4)
Acquisitions, net of cash acquired	(644.1)	(9.6)
Proceeds from sale of operations	63.6	121.0
Purchases of investments	(4.5)	(4.5)
Proceeds from investments	—	6.0
Other investing activities, net	0.8	2.8
Total cash (used in) provided by investing activities	(699.4)	10.3
Cash flows from financing activities
Proceeds from borrowings	755.0	75.0
Payments of debt issuance costs and discounts	(13.7)	(1.6)
Repayments on borrowings	(158.7)	(91.9)
Repurchases of common stock, including excise taxes of $16.4 in fiscal 2025	—	(76.8)
Other financing activities, net	(10.3)	(9.1)
Total cash provided by (used in) financing activities	572.3	(104.4)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	—	(0.7)
Increase (decrease) in cash, cash equivalents and restricted cash	33.1	(6.4)
Cash, cash equivalents and restricted cash - beginning of period	51.6	68.7
Cash, cash equivalents and restricted cash - end of period	$84.7	$62.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Six months ended March 31, 2026
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2025	127.1	$1.3	$58.4	$273.6	$5.2	$338.5
Net loss	—	—	—	(32.8)	—	(32.8)
Stock-based compensation, net of issuances	0.1	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Balance at December 31, 2025	127.2	$1.3	$59.0	$240.8	$6.5	$307.6
Net income	—	—	—	44.8	—	44.8
Dividends paid	—	—	—	—	—	—
Stock-based compensation, net of issuances	0.3	—	2.8	—	—	2.8
Repurchases of common stock	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2.1)	(2.1)
Balance at March 31, 2026	127.5	$1.3	$61.8	$285.6	$4.4	$353.1

	Six months ended March 31, 2025
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6
Net income	—	—	—	91.6	—	91.6
Stock-based compensation, net of issuances	0.1	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(1.0)	—	—	(39.6)	—	(39.6)
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2024	127.6	$1.3	$50.3	$175.2	$3.0	$229.8
Net income	—	—	—	37.6	—	37.6
Stock-based compensation, net of issuances	0.1	—	2.5	—	—	2.5
Repurchases of common stock	(0.6)	—	—	(20.7)	—	(20.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2025	127.1	$1.3	$52.8	$192.1	$2.5	$248.7

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

Issued but not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which enhances income tax disclosure requirements to include additional disaggregation within the effective tax rate reconciliation and income taxes paid. This guidance will be effective for Valvoline beginning with its fiscal 2026 annual financial statements, with early adoption permitted. The guidance must be applied prospectively, while retrospective application is permitted. The Company is continuing to assess the new guidance and is preparing for the related enhanced income tax disclosures in its fiscal 2026 annual financial statements. The Company expects that the adoption of this guidance will not result in any changes to its results of operations, cash flows, or financial condition.

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

NOTE 2 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of March 31, 2026
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.3	$0.3	$—	$—	$—
Time deposits	2.7	—	2.7	—	—
Other noncurrent assets
Non-qualified trust funds	4.2	—	—	—	4.2
Deferred compensation investments	19.1	19.1	—	—	—
Total assets at fair value	$26.3	$19.4	$2.7	$—	$4.2

Other noncurrent liabilities
Deferred compensation obligations	$19.8	$—	$—	$—	$19.8
Total liabilities at fair value	$19.8	$—	$—	$—	$19.8

	As of September 30, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.8	$0.8	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	2.2	—	—	—	2.2
Deferred compensation investments	19.2	19.2	—	—	—
Total assets at fair value	$24.8	$20.0	$2.6	$—	$2.2

Other noncurrent liabilities
Deferred compensation obligations	$20.4	$—	$—	$—	$20.4
Total liabilities at fair value	$20.4	$—	$—	$—	$20.4

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

	March 31, 2026			September 30, 2025
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$485.6	$531.2	$(3.8)	$491.0	$531.0	$(4.0)

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

Breeze Autocare

On December 1, 2025, the Company acquired 100% of the equity interests in Breeze Autocare (“Breeze”) for total cash consideration of $637.4 million, subject to certain customary post-closing adjustments. Breeze is a provider of automotive quick lube and other preventive maintenance services operating predominantly under the Oil ChangersSM brand with stores in California, Texas, and the Midwest. The acquisition initially included 204 service center stores and aligns with the Company’s strategy to expand the store network in key markets. The Company funded the Breeze acquisition with an amendment to its Senior Credit Agreement to add a seven-year $740.0 million term loan facility (the “Term Loan B”) commensurate with the closing of the transaction with excess proceeds used to pay down outstanding debt. Refer to Note 5 for further discussion regarding the Term Loan B.

Fair values were determined by a third-party valuation firm that utilized management inputs, estimates, and assumptions through a combination of recognized valuation methodologies including the income, market and cost approaches. Property, plant, and equipment acquired was valued using a combination of cost and market approaches. Lease assets and liabilities and identifiable intangible assets were valued using an income approach, and the held for sale disposal group fair value was estimated using a market approach. Each of these approaches utilized unobservable Level 3 inputs, which included market prices observed in comparable transactions (market approach), replacement cost (cost approach), and estimates of future cash flows (income approach). Management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The purchase consideration was allocated to the identifiable assets acquired and liabilities assumed based on their respective acquisition date fair values with the excess of the purchase consideration recognized as goodwill as shown below:

(In millions)	Breeze acquisition (a)
Cash	$4.6
Receivables	15.4
Inventories	4.0
Other current assets	2.2
Property, plant and equipment (b)	75.1
Operating lease assets	72.9
Goodwill (c)	524.2
Intangible assets (d)
Customer relationships	11.0
Trademarks and trade names	8.0
Other noncurrent assets	0.4
Net assets held for sale (e)	90.0
Trade and other payables	(7.8)
Accrued expenses and other liabilities	(14.5)
Other current liabilities (b)	(14.8)
Operating lease liabilities	(62.7)
Other noncurrent liabilities (b)	(70.6)
Total net assets acquired	$637.4

(a)Includes measurement period adjustments recorded through March 31, 2026.
(b)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. Finance lease assets acquired were $45.1 million and finance lease liabilities of $3.9 million and $57.0 million in other current and noncurrent liabilities, respectively.
(c)Goodwill is not deductible for income tax purposes and is assigned to the Company’s single reporting unit expected to benefit from the synergies of the acquisition. Goodwill is primarily attributed to the operational synergies and potential growth expected to result in economic benefits in the respective markets of the acquisition.
(d)Intangible assets acquired December 1, 2025 have a weighted average amortization period of 10 years.
(e)The disposal group met the criteria to be classified as held for sale and was measured as a unit of account at fair value less costs to sell as of the acquisition date. Net assets held for sale were disposed on December 1, 2025 in connection with the FTC-required divestiture and sale and are no longer held for sale as of March 31, 2026.

During the three months ended March 31, 2026, the Company recorded measurement period adjustments of $29.1 million, primarily consisting of a reduction in net deferred tax liabilities of $27.9 million included within Other noncurrent liabilities on the Condensed Consolidated Balance Sheets, with a corresponding offset to decrease goodwill. The adjustments to net deferred tax liabilities primarily relate to the partial release of a valuation allowance on interest deduction carryforwards.

The Company incurred $3.1 million and $15.6 million in third-party costs pertaining to the acquisition of Breeze, which are included in Selling, general and administration expenses in the Condensed Consolidated Statements of Comprehensive Income during the three and six months ended March 31, 2026, respectfully. Net revenues and Net income from the Breeze acquisition included in the Company's results since December 1, 2025, the date of the acquisition, are $66.3 million and $7.3 million, respectively.

The following table presents the unaudited pro forma information summarizing the combined results of operations for Valvoline and Breeze, prepared as if the Breeze acquisition occurred on October 1, 2024:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Net revenues	$503.8	$450.8	$999.6	$912.7
Net income	46.0	29.3	92.9	38.1

These pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect the incremental amortization of acquired intangible assets and interest expense on acquisition-related debt. Material nonrecurring adjustments, such as the $15.6 million in transaction costs and the $57.9 million pre-tax loss on the sale of the divested locations have been included as if the Breeze acquisition had occurred on October 1, 2024. The pro forma net income amounts also incorporate adjustments to reflect the income tax effects of the pro forma adjustments described above.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed on the date assumed, nor is it intended to project future results. The unaudited pro forma results exclude the impact of any cost synergies or integration benefits.

Other acquisitions

In addition to the Breeze acquisition, the Company acquired thirteen service center stores in single and multi-store transactions, including four former Express Care locations converted to company-operated service center stores and four former franchise locations, for an aggregate purchase price of $11.3 million during the six months ended March 31, 2026. These acquisitions expand Valvoline's retail presence in key North American markets and contributed to growing the number of company-operated service center stores to 1,210 as of March 31, 2026.

Dispositions

Breeze disposal

Immediately following the Breeze acquisition, 45 of the acquired Breeze stores were sold in accordance with the Federal Trade Commission (“FTC”) Decision and Order that required the disposal of certain acquired locations for the Company to receive regulatory clearance to close the Breeze acquisition. The Company determined that these stores represented a disposal group and met the held-for-sale criteria as of the acquisition date; therefore, the Company measured the disposal group at fair value less costs to sell as a single unit of account, which was determined to be $90.0 million.

The Company determined that this disposal transaction was not orderly and the sale proceeds did not represent fair value of the disposal group due to the regulatory compulsion imposed by the FTC to sell the 45 stores under a compressed timeline, including FTC approval of the buyer and purchase agreement, and insufficient market exposure for the Company to conduct customary marketing activities for the sale of such stores. Accordingly, the fair value was estimated using a market approach, specifically the guideline merged and acquired company method, based on valuation multiples observed in comparable quick lube retail transactions. The selected valuation multiple reflected market participant assumptions and was adjusted for differences in scale, absence of brand and intellectual property, and other operational characteristics of the divested stores relative to the comparable transactions. The non-recurring fair value measurement of the disposal group has been categorized as Level 3 due to the unobservable inputs utilized in the valuation.

The table below shows the components of the pre-tax loss on sale included within Other loss (income), net in the Condensed Consolidated Statement of Comprehensive Income for the six months ended March 31, 2026.

(in millions)
Sale proceeds received	$32.1
Less: Carrying amount of disposal group (a)	90.0
Pre-tax loss	$(57.9)

(a)Carrying amount of disposal group at disposition represents fair value less costs to sell. Note that costs to sell were de minimis and waived as immaterial for further consideration.

Other dispositions

Valvoline completed the sale of 10 company-operated service center stores to a franchisee during the first fiscal quarter of 2026 and completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025. Valvoline recognized pre-tax gains on sale of $14.8 million and $74.2 million within Other loss (income), net in the Condensed Consolidated Statements of Comprehensive Income related to these transactions during the six months ended March 31, 2026 and 2025, respectively.

NOTE 4 - INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2026:

(In millions)
Balance as of September 30, 2025	$658.0
Acquisitions (a)	527.8
Dispositions	(3.4)
Balance at March 31, 2026	$1,182.4

(a) Includes measurement period adjustments to reduce goodwill of $3.4 million for an acquisition that closed during fiscal 2025.

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets:

	March 31, 2026			September 30, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$37.5	$(14.4)	$23.1	$29.5	$(12.7)	$16.8
Reacquired franchise rights	126.1	(69.0)	57.1	122.3	(63.9)	58.4
Customer relationships	25.7	(9.2)	16.5	14.7	(8.5)	6.2
Other intangible assets	7.6	(6.5)	1.1	7.4	(6.3)	1.1
Total definite-lived intangible assets	$196.9	$(99.1)	$97.8	$173.9	$(91.4)	$82.5

The table that follows summarizes the actual and estimated amortization expense for the Company's current amortizable intangible assets:

	Actual	Estimated
	Six months ended March 31	Years ended September 30
(In millions)	2026	2026	2027	2028	2029	2030
Amortization expense	$7.6	$16.0	$16.2	$16.1	$13.8	$12.2

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	March 31 2026	September 30 2025
2031 Notes	$535.0	$535.0
Term Loan A	403.8	415.6
Term Loan B	738.2	—
Revolver (a)	—	130.0
Debt issuance costs and discounts	(19.3)	(6.6)
Total debt	1,657.7	1,074.0
Current portion of long-term debt	31.2	23.8
Long-term debt	$1,626.5	$1,050.2

(a)As of March 31, 2026, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $470.1 million due to a reduction of $4.9 million for letters of credit outstanding.

As of March 31, 2026, Valvoline was in compliance with all covenants under its long-term borrowings.

Term Loan B

Key terms and conditions

In December 2025, Valvoline amended its Senior Credit Agreement commensurate with closing the acquisition of Breeze to add a seven-year $740.0 million Term Loan B.

The principal balance of the Term Loan B is required to be repaid in quarterly installments of approximately $1.9 million beginning with the first full fiscal quarter after the acquisition of Breeze and the balance due at maturity with prepayment required in the amount of the net cash proceeds due from certain events. Amounts outstanding under the Term Loan B may be prepaid at any time, and from time to time, in whole or part, without premium or penalty. At Valvoline’s option, amounts outstanding under the Term Loan B bear interest at either the adjusted term Secured Overnight Financing Rate plus 2.000% per year or an alternate base rate plus 1.000% per year. The effective interest rate for the Term Loan B was 5.668% as of March 31, 2026.

Summary of activity

The net proceeds from the Term Loan B were used to fund the Breeze acquisition with the remaining proceeds used to pay down the outstanding balance on the revolving credit facility (“Revolver”).

Lease and franchisee guarantees

The Company guaranteed future payments related to certain leases assigned in connection with divesting retail stores and the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases, which have remaining terms ranging from one to 17 years. The undiscounted maximum potential future payments under the lease guarantees were $87.0 million as of March 31, 2026. In addition, the Company guaranteed certain outstanding franchisee debt obligations that have remaining terms ranging from 8 months to five years and total $12.6 million as of March 31, 2026. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Income tax expense	$14.2	$12.6	$40.4	$45.9
Effective tax rate percentage	23.9%	24.8%	75.5%	25.8%

The year-over-year changes in the effective tax rate for the three and six months ended March 31, 2026 were primarily attributed to the Breeze acquisition and immediate divestiture required for 45 of the acquired stores. The pre-tax loss on divestiture did not generate a tax benefit; rather, nondeductible goodwill drove an unfavorable tax effect of $20.0 million and contributed to a taxable gain on the divestiture that resulted in $6.3 million of income tax expense in the six months ended March 31, 2026. Additionally, certain transaction costs became nondeductible in connection with the acquisition close and increased income tax expense by $4.8 million in the current year-to-date period.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of Net pension and other postretirement plan income within the Condensed Consolidated Statements of Comprehensive Income:

	Pension benefits		Other postretirement benefits

(In millions)	2026	2025	2026	2025
Three months ended March 31
Interest cost	$17.0	$17.5	$0.2	$0.2
Expected return on plan assets	(17.9)	(18.1)	—	—
Amortization of prior service credits	—	—	(0.5)	(0.5)
Net periodic benefit income	$(0.9)	$(0.6)	$(0.3)	$(0.3)

Six months ended March 31
Interest cost	$33.9	$34.9	$0.5	$0.5
Expected return on plan assets	(35.7)	(36.1)	—	—
Amortization of prior service credits	—	—	(1.1)	(1.1)
Net periodic benefit income	$(1.8)	$(1.2)	$(0.6)	$(0.6)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended March 31		Six months ended March 31

(In millions, except per share amounts)	2026	2025	2026	2025
Numerator
Income from continuing operations	$45.3	$38.3	$13.1	$132.2
Loss from discontinued operations, net of tax	(0.5)	(0.7)	(1.1)	(3.0)
Net income	$44.8	$37.6	$12.0	$129.2

Denominator
Weighted average common shares outstanding	127.8	127.6	127.7	128.2
Effect of potentially dilutive securities (a)	0.6	0.6	0.6	0.7
Weighted average diluted shares outstanding	128.4	128.2	128.3	128.9

Basic earnings (loss) per share
Continuing operations	$0.35	$0.30	$0.10	$1.03
Discontinued operations	—	(0.01)	(0.01)	(0.02)
Basic earnings per share	$0.35	$0.29	$0.09	$1.01

Diluted earnings (loss) per share
Continuing operations	$0.35	$0.30	$0.10	$1.02
Discontinued operations	—	(0.01)	(0.01)	(0.02)
Diluted earnings per share	$0.35	$0.29	$0.09	$1.00

(a)There were 0.6 million outstanding stock appreciation rights excluded from the computation of diluted earnings per share in the three and six months ended March 31, 2026, respectively, and 0.1 million in the three and six months ended March 31, 2025, respectively, because the effect would have been antidilutive.

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

The following table presents the significant segment expenses and the Company’s measure of profit or loss:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Net revenues	$503.8	$403.2	$965.6	$817.5
Less:
Labor cost	123.5	98.3	$239.3	$205.0
Materials	86.4	71.7	$164.8	$146.2
Other service delivery costs	106.9	82.7	$202.0	$162.9
Advertising	21.1	17.5	$41.2	$34.8
Payroll and related costs	38.5	30.5	$74.2	$58.1
Other general and administrative	39.1	35.6	$90.1	$71.1
Other segment items (a)	43.0	28.6	$140.9	$7.2
Income from continuing operations	$45.3	$38.3	$13.1	$132.2

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

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash, cash equivalents and restricted cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets:

(In millions)	March 31 2026	September 30 2025	March 31 2025
Cash and cash equivalents - continuing operations	$84.7	$51.6	$61.9
Restricted cash - continuing operations (a)	—	—	0.4
Total cash, cash equivalents and restricted cash	$84.7	$51.6	$62.3

(a)Included in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets.

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	March 31 2026	September 30 2025
Current
Trade	$78.1	$82.0
Notes receivable from franchisees	8.7	8.5
Other	9.2	1.6
Receivables, gross	96.0	92.1
Allowance for credit losses	(3.4)	(2.5)
Receivables, net	$92.6	$89.6

Non-current (a)
Notes receivable	$2.8	$2.7
Other	4.6	4.4
Noncurrent notes receivable, gross	7.4	7.1
Allowance for losses	(2.9)	(2.8)
Noncurrent notes receivable, net	$4.5	$4.3

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Net revenues transferred at a point in time	$479.7	$381.7	$918.9	$775.8
Franchised revenues transferred over time	24.1	21.5	46.7	41.7
Net revenues	$503.8	$403.2	$965.6	$817.5

The following table summarizes net revenues by category:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Oil changes and related fees	$368.4	$291.0	$706.1	$592.7
Non-oil changes and related fees	110.6	89.9	211.1	181.3
Franchise fees and other	24.8	22.3	48.4	43.5
Total	$503.8	$403.2	$965.6	$817.5

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

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline Inc. (“Valvoline” or the “Company”) is creating shareholder value by driving the full potential of its core business, delivering sustainable network growth, and continuing to innovate to meet the evolving needs of customers and the car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners simplify vehicle care so customers can do what drives them. This includes approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises more than 2,400 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”), Valvoline Great Canadian Oil Change, and Oil ChangersSM retail locations and supports over 240 locations through its Express CareTM platform.

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

RECENT DEVELOPMENTS

Breeze Autocare

On December 1, 2025, the Company acquired 100% of the equity interests in Breeze Autocare (“Breeze”) for total cash consideration of $637.4 million, subject to certain customary post-closing adjustments. Breeze is a provider of automotive quick lube and other preventive maintenance services operating predominantly under the Oil ChangersSM brand with stores in California, Texas, and the Midwest. The acquisition initially included 204 service center stores and aligns with the Company’s strategy to expand the store network in key markets. The Company funded the Breeze acquisition with an amendment to its Senior Credit Agreement to add a seven-year $740.0 million term loan facility (the “Term Loan B”) commensurate with the closing of the transaction with excess proceeds used to pay down outstanding debt.

Dispositions

Immediately following the acquisition, 45 of the acquired Breeze stores were sold in accordance with the Federal Trade Commission (“FTC”) Decision and Order that required the disposal of certain acquired locations for the Company to receive regulatory clearance to close the Breeze acquisition. The fair value of the net assets divested was $90.0 million. As a result, the Company recognized a $57.9 million pre-tax loss on sale within Other loss (income), net in the Condensed Consolidated Statement of Comprehensive Income for the six months ended March 31, 2026.

Valvoline completed the sale of 10 company-operated service center stores to a franchisee during the first fiscal quarter of 2026 and completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025. Valvoline recognized pre-tax gains on sale of $14.8 million and $74.2 million within Other loss (income), net in the Condensed Consolidated Statements of Comprehensive Income related to these transactions during the six months ended March 31, 2026 and 2025, respectively. These transactions, together with executed development agreements are expected to provide significant growth in the respective markets and deliver long-term value to shareholders. The impact of these dispositions on year-over-year comparability of financial results is discussed further herein.

SECOND FISCAL QUARTER 2026 OVERVIEW

The following were the significant events for the second fiscal quarter of 2026, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Net revenues grew 25% compared to the prior year period, primarily driven by network expansion of 331 net store additions, including the impact of acquisitions and dispositions. The increase was further supported by system-wide same-store sales ("SSS") growth of 8.2%, as well as favorable service mix and pricing.

•Income from continuing operations grew 18% to $45.3 million and Diluted earnings per share increased 17% to $0.35 compared to the prior year period. The increase was primarily driven by profit expansion from operations, partially offset by investments in Selling, general, and administrative expenses and increased interest expense associated with the Term Loan B.

•Adjusted EBITDA increased 28% over the prior year period due to strong operational performance, including improvements in mix and pricing, along with contributions from network growth. This increase more than offset the impacts of dispositions and higher Selling, general, and administrative expenses to support growth.

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

•Free cash flow excluding growth capital expenditures - cash flows from operating activities less maintenance capital expenditures; and

•Net debt - total debt less cash and cash equivalents.

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

Net revenues are influenced by the number of service center stores and the business performance of those stores. Stores are considered open upon acquisition or opening for business. Temporary store closings remain in the respective store counts with only permanent store closures reflected in the activity and end of period store counts. SSS is defined as net revenues of U.S. VIOC system-wide stores that have been in operation for at least 12 full months within the system, and beginning in fiscal 2026, mobile service net revenues in markets that leverage store marketing channels.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended March 31:

	Three months ended March 31				Six months ended March 31
	2026		2025		2026		2025
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$503.8	100.0%	$403.2	100.0%	$965.6	100.0%	$817.5	100.0%
Gross profit	$187.0	37.1%	$150.5	37.3%	$359.5	37.2%	$303.4	37.1%
Net operating expenses	$101.0	20.0%	$83.6	20.7%	$255.2	26.4%	$92.7	11.3%
Operating income	$86.0	17.1%	$66.9	16.6%	$104.3	10.8%	$210.7	25.8%
Income from continuing operations	$45.3	9.0%	$38.3	9.5%	$13.1	1.4%	$132.2	16.2%

EBITDA (a)	$124.8	24.8%	$96.2	23.9%	$177.8	18.4%	$268.9	32.9%
Adjusted EBITDA (a)	$133.6	26.5%	$104.4	25.9%	$251.0	26.0%	$207.2	25.3%

(a)Refer to the “Use of Non-GAAP Measures” and “Continuing operations EBITDA and Adjusted EBITDA” for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended March 31		Six months ended March 31

	2026	2025	2026	2025
Sales information
Store sales - in millions
Company-operated	$450.7	$352.7	$859.0	$718.0
Franchised (a)	535.9	472.8	1,051.2	927.8
System-wide store sales (a)	$986.6	$825.5	$1,910.2	$1,645.8
Year-over-year growth (a)	19.5%	10.6%	16.1%	12.0%

System-wide same-store sales growth (a)(b)	8.2%	5.8%	7.0%	6.9%

	Number of stores at end of period
	Second Quarter 2026	First Quarter 2026	Fourth Quarter 2025	Third Quarter 2025	Second Quarter 2025
Company-operated	1,210	1,196	1,016	983	950
Franchised (a)	1,199	1,184	1,164	1,141	1,128
Total system-wide stores (a)	2,409	2,380	2,180	2,124	2,078

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines SSS growth as the year-over-year change in net revenues of U.S. VIOC system-wide same stores with same stores defined as those that have been in operation within the system for at least 12 full months, and beginning in fiscal 2026, mobile service net revenues in markets that leverage store marketing channels.

Net revenues

Net revenues increased $100.6 million, or 25.0% for the three months ended March 31, 2026 compared to the prior year period, primarily reflecting network growth of 331 net new system-wide stores, driven by the Breeze acquisition and other openings. System-wide SSS also increased 8.2%, supported by higher average ticket from net pricing benefits, ongoing premiumization, and non-oil change service penetration, along with favorable transaction trends. These increases were partially offset by lower net revenues due to disposition activity. The following reconciles the year-over-year change in net revenues:

For the six months ended March 31, 2026, Net revenues increased $148.1 million, or 18.1% compared to the prior year, driven primarily by network growth, including the Breeze acquisition, as well as improvements in service mix and pricing. System-wide SSS revenue grew 7.0%, reflecting higher average ticket from net pricing benefits, continued premiumization, and favorable transaction trends. These benefits were partially offset by the impact of disposition activity. The following reconciles the year-over-year change in year-to-date net revenues:

Gross profit

Gross profit increased $36.5 million, or 24.3%, for the three months ended March 31, 2026 compared to the prior year period driven by contributions from acquired stores and service mix. These increases were partially offset by higher expenses associated with network expansion, including depreciation, as well as higher labor and other service delivery costs. The following reconciles the year-over-year change in gross profit:

Gross profit margin declined slightly in the three months ended March 31, 2026 compared to the prior year period, primarily reflecting higher store operating expenses, including depreciation related to new store growth, the impact of recent dispositions, and higher labor and other service delivery costs. These impacts were partially offset by improved product cost leverage.

Gross profit improved $56.1 million, or 18.5%, for the six months ended March 31, 2026 compared to the prior year period, primarily driven by volume growth, including contributions from acquired stores, service mix, and pricing. These increases were partially offset by higher expenses associated with network expansion, including depreciation from new stores and other store growth investments. The following reconciles the year-over-year change in year-to-date gross profit:

Gross profit margin improved in the six months ended March 31, 2026 compared to the prior year period, primarily reflecting favorable product costs and labor efficiency, partially offset by higher store operating expenses related to new store growth and the impact of the recent dispositions.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended March 31:

	Three months ended March 31				Six months ended March 31
	2026		2025		2026		2025
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$98.7	19.5%	$83.6	20.7%	$205.5	21.3%	$164.0	20.1%
Net legacy and separation-related expenses	0.9	0.2%	0.8	0.2%	6.1	0.6%	1.2	0.1%
Other loss (income), net	1.4	0.3%	(0.8)	(0.2)%	43.6	4.5%	(72.5)	(8.9)%
Net operating expenses	$101.0	20.0%	$83.6	20.7%	$255.2	26.4%	$92.7	11.3%

Selling, general and administrative expenses increased by $15.1 million and $41.5 million for the three and six months ended March 31, 2026 compared to the prior year periods. The increases reflect continued investments to scale the business and support long-term growth. The primary contributors were outside services, talent, and advertising, which combined to increase expense by $8.3 million and $18.2 million in the three and six months ended March 31, 2026, respectively. Additionally, investment and divestiture activity increased selling, general and administrative expenses by $4.5 million and $18.9 million in the three and six months ended March 31, 2026, respectively primarily related to consulting fees and professional services to support legal, regulatory, diligence and integration efforts.

Net legacy and separation-related expenses increased $0.1 million and $4.9 million for the three and six months ended March 31, 2026, respectively, compared to the prior year primarily due to expenses associated with legacy businesses and an increase in estimated reserves related to certain obligations assumed from the Company’s former parent company.

Other loss (income), net was unfavorable by $2.2 million and $116.1 million for the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the Company’s disposition activity. For the six months ended March 31, 2026, the variance was due in large part to the $57.9 million pre-tax loss on the FTC-required divestiture of 45 Breeze stores immediately following the Breeze acquisition. Further, in the current year-to-date period, the Company recorded a $14.8 million gain on the sale of 10 company-operated stores, compared to a $74.2 million gain on the sale of 39 stores in the prior year.

Net pension and other postretirement plan activity

Net pension and other postretirement plan activity was favorable compared to the prior year by $0.3 million and $0.6 million for the three and six months ended March 31, 2026, respectively, due to lower interest costs attributed to the decline in discount rates, partially offset by lower recurring expected returns on plan assets as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $10.8 million and $18.8 million for the three and six months ended March 31, 2026, respectively, compared to the prior year periods. The increases were primarily driven by higher interest expense of $10.2 million and $12.8 million, respectively, largely attributable to the addition of the Term Loan B.

Additionally, during the six months ended March 31, 2026, the Company incurred $4.7 million of fees to maintain access to the Term Loan B and related financing in advance of the Breeze acquisition closing, at which time the Term Loan B became effective.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Income tax expense	$14.2	$12.6	$40.4	$45.9
Effective tax rate percentage	23.9%	24.8%	75.5%	25.8%

The year-over-year changes in the effective tax rate for the three and six months ended March 31, 2026 were primarily attributed to the Breeze acquisition and immediate divestiture required for 45 of the acquired stores. The pre-tax loss on divestiture did not generate a tax benefit; rather, nondeductible goodwill drove an unfavorable tax effect of $20.0 million and contributed to a taxable gain on the divestiture that resulted in $6.3 million of income tax expense in the six months ended March 31, 2026. Additionally, certain transaction costs became nondeductible in connection with the acquisition close and increased income tax expense by $4.8 million in the current year-to-date period.

Loss from discontinued operations, net of tax

The following summarizes Loss from discontinued operations, net of tax for the current and prior year periods:

	Three months ended March 31		Six months ended March 31

(In millions)	2026	2025	2026	2025
Loss from discontinued operations, net of tax	$(0.5)	$(0.7)	$(1.1)	$(3.0)

Loss from discontinued operations, net of tax decreased $0.2 million and $1.9 million in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the reduced level of post-sale activity following the divestiture of the former Global Products business. As time has passed since the sale, separation activities have concluded, and the remaining expenses are largely limited to post-closing tax matters and indemnities.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended March 31		Six months ended March 31
(In millions)	2026	2025	2026	2025
Income from continuing operations	$45.3	$38.3	$13.1	$132.2
Income tax expense	14.2	12.6	40.4	45.9
Net interest and other financing expenses	27.7	16.9	53.2	34.4
Depreciation and amortization	37.6	28.4	71.1	56.4
EBITDA from continuing operations (a)	124.8	96.2	177.8	268.9
Net pension and other postretirement plan income (b)	(1.2)	(0.9)	(2.4)	(1.8)
Net legacy and separation-related expenses (c)	0.9	0.8	6.1	1.2
Information technology costs (d)	2.7	4.9	5.8	6.4
Investment and divestiture-related costs (income) (e)	6.4	3.4	63.7	(67.5)
Adjusted EBITDA from continuing operations (a)	$133.6	$104.4	$251.0	$207.2

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

Adjusted EBITDA from continuing operations increased $29.2 million and $43.8 million in the three and six months ended March 31, 2026, respectively, compared to the prior year periods. The increase was primarily driven by gross profit expansion, including higher volumes, contributions from network growth, and improvements in pricing and cost efficiency. These benefits more than offset the impacts of dispositions and higher selling, general, and administrative expenses.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the six months ended March 31:

(In millions)	2026	2025
Cash provided by (used in):
Operating activities	$160.2	$93.2
Investing activities	$(699.4)	$10.3
Financing activities	$572.3	$(104.4)

Operating activities

Cash flows provided by operating activities increased $67.0 million from the prior year period primarily driven by higher cash earnings and, to a lesser extent, lower spend on cloud computing implementation in the current year period.

Investing activities

The decrease in cash flows from investing activities of $709.7 million was primarily due to $634.5 million higher net cash consideration paid for acquisitions, mainly related to the Breeze acquisition. In addition, the Company received $57.4 million lower proceeds from sale of operations during the current year compared to proceeds received from disposition activity in the prior year. Finally, higher capital expenditures of $9.8 million from increased maintenance expenditures related to store technology upgrades.

Financing activities

Cash flows provided by financing activities increased $676.7 million from the prior year substantially driven by an increase in net borrowings, inclusive of payments for debt issuance costs, of $601.1 million. The current year activity is driven by the proceeds from the issuance of the Term Loan B offset by net repayments on the Revolver balance. In addition, the Company did not repurchase any shares of its common stock during the six months ended March 31, 2026 as the Company accelerates debt repayment following the Term Loan B issuance, which resulted in less cash used in financing activities of $76.8 million compared to the prior year.

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

	Six months ended March 31
(In millions)	2026	2025
Cash flows provided by operating activities	$160.2	$93.2
Less: Maintenance capital expenditures	(27.4)	(15.6)
Free cash flow excluding growth capital expenditures	132.8	77.6
Less: Growth capital expenditures	(87.8)	(89.8)
Free cash flow	$45.0	$(12.2)

The increase in free cash flow from continuing operations over the prior year was due to higher cash flows provided by operating activities as described above, partially offset by increased capital expenditures in the current period. The increase in capital expenditures compared to the prior year was primarily driven by higher maintenance expenditures related to store technology upgrades. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Debt

Approximately 32% of Valvoline's outstanding borrowings at March 31, 2026 had fixed interest rates, with the remainder bearing variable rates. As of March 31, 2026, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity of $470.1 million remaining under its Revolver.

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

Share repurchases

In July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization), which has no expiration date. During the six months ended March 31, 2026, the Company did not repurchase any shares of its common stock. As of March 31, 2026, $325.0 million remained available for share repurchases under the 2024 Share Repurchase Authorization.

The timing and amount of any repurchases of common stock will be solely at the discretion of the Company and is subject to general business and market conditions, as well as other factors. The share repurchase authorization is part of a broader capital allocation framework to deliver value to shareholders by first, driving profitable growth in the business, organically and through acquisitions and franchise development; second, to remain within a net debt to adjusted EBITDA leverage ratio of 1.5 to 2.5 times; and third, to continue returning excess capital to shareholders.

Valvoline announced in the second quarter of fiscal 2025 that it was pausing share repurchase activity to accelerate debt repayment in connection with a Term Loan B that was issued and effective commensurate with closing the Breeze acquisition.

Summary

Valvoline had cash and cash equivalents of $84.7 million, total debt of $1,657.7 million, and total remaining borrowing capacity of $470.1 million under its Revolver as of March 31, 2026. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the six months ended March 31, 2026.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the six months ended March 31, 2026.

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

The Company completed the acquisition of Breeze on December 1, 2025 as described herein in Note 3 of the Notes to Condensed Consolidated Financial Statements. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal control over financial reporting of Breeze. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Breeze represented approximately 7% of net revenues for the six months ended March 31, 2026. Total assets of the acquired business represented approximately 21% of total consolidated assets as of March 31, 2026, consisting principally of acquired intangible assets, including goodwill.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness, management continued performing additional analyses and other procedures, including certain enhanced manual procedures and controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

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

Other than as described above with respect to the Breeze acquisition and the remediation efforts discussed below, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

The sale of the former Global Products reportable segment on March 1, 2023 resulted in material changes in the Company’s internal control over financial reporting, including the implementation of a new enterprise resource planning system (“ERP”) on January 1, 2024. A material weakness in internal control over financial reporting was initially reported during the quarter ended March 31, 2024 due to the ERP implementation and the aggregation of related deficiencies due to ineffective information technology general controls (“ITGCs”) and the design of certain business process controls. While management has made substantial progress with its planned remedial measures, including remediation of the ITGC deficiencies that contributed to the previously reported material weakness as of September 30, 2025, the material weakness continued to exist with respect to the aggregation of deficiencies in the design of business process controls, as of March 31, 2026.

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

Management has made substantial progress with certain design assessment activities related to the business process controls that aggregate to the material weakness. Evaluation of the controls’ design and operating effectiveness is ongoing as of the quarter ended March 31, 2026. Remediation of the business process control design deficiencies will conclude once the controls and related documentation are consistently executed for a sufficient period of time and are determined to be effective, through formal testing, which is expected to be completed in fiscal 2026.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement pursuant to the Valvoline Inc. 2026 Omnibus Incentive Plan
10.2*	Form of Restricted Stock Unit Award Agreement pursuant to the Valvoline Inc. 2026 Omnibus Incentive Plan
31.1*	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of J. Kevin Willis, Chief Financial Officer of Valvoline, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Lori A. Flees, Chief Executive Officer of Valvoline, and J. Kevin Willis, Chief Financial Officer of Valvoline, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
™ Trademark, Valvoline or its subsidiaries, registered in various countries.
SM Service mark, Valvoline or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALVOLINE INC.
(Registrant)

May 7, 2026	By:	/s/ J. Kevin Willis
J. Kevin Willis
Chief Financial Officer