Form 10-Q
period 2026-06-30
VALVOLINE INC
filed 2026-08-05
CIK 1674910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________________
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No ☑
At July 30, 2026, there were 127,586,418 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Nine months ended June 30
(In millions, except per share amounts - unaudited)	2026	2025	2026	2025
Net revenues	$544.6	$439.0	$1,510.2	$1,256.5
Cost of sales	329.7	261.4	935.8	775.5
Gross profit	214.9	177.6	574.4	481.0

Selling, general and administrative expenses	103.0	82.8	308.5	246.8
Net legacy and separation-related expenses	0.1	0.4	6.2	1.6
Other (income) loss, net	(0.4)	(0.3)	43.2	(72.8)
Operating income	112.2	94.7	216.5	305.4
Net pension and other postretirement plan income	(1.3)	(0.9)	(3.7)	(2.7)
Net interest and other financing expenses	27.9	18.6	81.1	53.0
Income before income taxes	85.6	77.0	139.1	255.1
Income tax expense	20.6	20.0	61.0	65.9
Income from continuing operations	65.0	57.0	78.1	189.2
Loss from discontinued operations, net of tax	(0.5)	(0.5)	(1.6)	(3.5)
Net income	$64.5	$56.5	$76.5	$185.7

Net earnings per share
Basic earnings (loss) per share
Continuing operations	$0.51	$0.45	$0.61	$1.48
Discontinued operations	—	(0.01)	(0.01)	(0.03)
Basic earnings per share	$0.51	$0.44	$0.60	$1.45

Diluted earnings (loss) per share
Continuing operations	$0.51	$0.44	$0.61	$1.47
Discontinued operations	—	—	(0.01)	(0.03)
Diluted earnings per share	$0.51	$0.44	$0.60	$1.44

Weighted average common shares outstanding
Basic	127.8	127.6	127.8	128.0
Diluted	128.4	128.2	128.3	128.7

Comprehensive income
Net income	$64.5	$56.5	$76.5	$185.7
Other comprehensive (loss) income, net of tax
Currency translation adjustments	(2.4)	6.2	(2.4)	(0.4)
Amortization of pension and other postretirement plan prior service credits	(0.4)	(0.5)	(1.2)	(1.3)
Other comprehensive (loss) income	(2.8)	5.7	(3.6)	(1.7)
Comprehensive income	$61.7	$62.2	$72.9	$184.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets

(In millions, except per share amounts - unaudited)	June 30 2026	September 30 2025
Assets
Current assets
Cash and cash equivalents	$84.2	$51.6
Receivables, net	102.8	89.6
Inventories, net	50.4	42.6
Prepaid expenses and other current assets	47.0	59.9
Total current assets	284.4	243.7
Noncurrent assets
Property, plant and equipment, net	1,280.7	1,134.6
Operating lease assets	401.4	331.8
Goodwill and intangibles, net	1,283.3	740.5
Other noncurrent assets	231.8	219.8
Total noncurrent assets	3,197.2	2,426.7
Total assets	$3,481.6	$2,670.4

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$31.1	$23.8
Trade and other payables	119.8	118.9
Accrued expenses and other liabilities	254.5	204.7
Total current liabilities	405.4	347.4
Noncurrent liabilities
Long-term debt	1,570.9	1,050.2
Employee benefit obligations	178.9	187.5
Operating lease liabilities	377.3	315.3
Other noncurrent liabilities	532.4	431.5
Total noncurrent liabilities	2,659.5	1,984.5
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 40.0 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 400.0 shares authorized; 127.6 and 127.1 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	1.3	1.3
Paid-in capital	63.7	58.4
Retained earnings	350.1	273.6
Accumulated other comprehensive income	1.6	5.2
Stockholders' equity	416.7	338.5
Total liabilities and stockholders’ equity	$3,481.6	$2,670.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine months ended June 30
(In millions - unaudited)	2026	2025
Cash flows from operating activities
Net income	$76.5	$185.7
Adjustments to reconcile net income to cash flows from operating activities:
Loss from discontinued operations	1.6	3.5
Loss (gain) on sale of operations	43.6	(71.6)
Depreciation and amortization	109.3	86.6
Stock-based compensation expense	9.3	7.4
Other, net	6.1	1.5
Change in operating assets and liabilities
Receivables	0.6	(0.7)
Inventories	(4.3)	(3.8)
Payables and accrued liabilities	(0.7)	(28.4)
Other assets and liabilities	42.6	(0.2)
Operating cash flows from continuing operations	284.6	180.0
Operating cash flows from discontinued operations	—	(4.7)
Total cash provided by operating activities	284.6	175.3
Cash flows from investing activities
Additions to property, plant and equipment	(172.3)	(160.3)
Acquisitions, net of cash acquired	(652.5)	(32.1)
Proceeds from sale of operations	63.6	121.0
Issuances of notes receivable	(16.3)	(17.3)
Repayments of notes receivable	17.7	11.7
Other investing activities, net	(1.5)	5.1
Total cash used in investing activities	(761.3)	(71.9)
Cash flows from financing activities
Proceeds from borrowings	755.0	85.0
Payments of debt issuance costs and discounts	(14.5)	(2.0)
Repayments on borrowings	(214.7)	(97.8)
Repurchases of common stock, including excise taxes of $16.4 in fiscal 2025	—	(76.8)
Other financing activities, net	(16.3)	(12.0)
Total cash provided by (used in) financing activities	509.5	(103.6)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.2)
Increase (decrease) in cash, cash equivalents and restricted cash	32.6	(0.4)
Cash, cash equivalents and restricted cash - beginning of period	51.6	68.7
Cash, cash equivalents and restricted cash - end of period	$84.2	$68.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these Condensed Consolidated Financial Statements.

Valvoline Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

	Nine months ended June 30, 2026
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2025	127.1	$1.3	$58.4	$273.6	$5.2	$338.5
Net loss	—	—	—	(32.8)	—	(32.8)
Stock-based compensation, net of issuances	0.1	—	0.6	—	—	0.6
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Balance at December 31, 2025	127.2	$1.3	$59.0	$240.8	$6.5	$307.6
Net income	—	—	—	44.8	—	44.8
Stock-based compensation, net of issuances	0.3	—	2.8	—	—	2.8
Repurchases of common stock	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2.1)	(2.1)
Balance at March 31, 2026	127.5	$1.3	$61.8	$285.6	$4.4	$353.1
Net income	—	—	—	64.5	—	64.5
Stock-based compensation, net of issuances	0.1	—	1.9	—	—	1.9
Other comprehensive loss, net of tax	—	—	—	—	(2.8)	(2.8)
Balance at June 30, 2026	127.6	$1.3	$63.7	$350.1	$1.6	$416.7

	Nine months ended June 30, 2025
(In millions, except per share amounts - unaudited)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Totals
	Shares	Amount
Balance at September 30, 2024	128.5	$1.3	$51.2	$123.2	$9.9	$185.6
Net income	—	—	—	91.6	—	91.6
Stock-based compensation, net of issuances	0.1	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(1.0)	—	—	(39.6)	—	(39.6)
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	(6.9)
Balance at December 31, 2024	127.6	$1.3	$50.3	$175.2	$3.0	$229.8
Net income	—	—	—	37.6	—	37.6
Stock-based compensation, net of issuances	0.1	—	2.5	—	—	2.5
Repurchases of common stock	(0.6)	—	—	(20.7)	—	(20.7)
Other comprehensive loss, net of tax	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2025	127.1	$1.3	$52.8	$192.1	$2.5	$248.7
Net income	—	—	—	56.5	—	56.5
Stock-based compensation, net of issuances	—	—	2.7	—	—	2.7
Other comprehensive income, net of tax	—	—	—	—	5.7	5.7
Balance at June 30, 2025	127.1	$1.3	$55.5	$248.6	$8.2	$313.6

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

Issued but not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which enhances income tax disclosure requirements to include additional disaggregation within the effective tax rate reconciliation and income taxes paid. This guidance will be effective for Valvoline beginning with its fiscal 2026 annual financial statements, with early adoption permitted. The Company plans to adopt the guidance retrospectively and has completed its assessment of the new requirements. Adoption is expected to result in enhanced income tax disclosures with no impact to its results of operations, cash flows, or financial condition.

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

NOTE 2 - FAIR VALUE MEASUREMENTS

Recurring fair value measurements

The following tables set forth the Company’s financial assets and liabilities by level within the fair value hierarchy for those measured at fair value on a recurring basis:

	As of June 30, 2026
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$2.1	$2.1	$—	$—	$—
Time deposits	2.7	—	2.7	—	—
Other noncurrent assets
Non-qualified trust funds	3.5	—	—	—	3.5
Deferred compensation investments	21.2	21.2	—	—	—
Total assets at fair value	$29.5	$23.3	$2.7	$—	$3.5

Other noncurrent liabilities
Deferred compensation obligations	$21.9	$—	$—	$—	$21.9
Total liabilities at fair value	$21.9	$—	$—	$—	$21.9

	As of September 30, 2025
(In millions)	Total	Level 1	Level 2	Level 3	NAV (a)
Cash and cash equivalents
Money market funds	$0.8	$0.8	$—	$—	$—
Time deposits	2.6	—	2.6	—	—
Other noncurrent assets
Non-qualified trust funds	2.2	—	—	—	2.2
Deferred compensation investments	19.2	19.2	—	—	—
Total assets at fair value	$24.8	$20.0	$2.6	$—	$2.2

Other noncurrent liabilities
Deferred compensation obligations	$20.4	$—	$—	$—	$20.4
Total liabilities at fair value	$20.4	$—	$—	$—	$20.4

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

	June 30, 2026			September 30, 2025
(In millions)	Fair value	Carrying value (a)	Unamortized discounts and issuance costs	Fair value	Carrying value (a)	Unamortized discounts and issuance costs
2031 Notes	$492.6	$531.5	$(3.5)	$491.0	$531.0	$(4.0)

(a)Carrying values shown are net of unamortized discounts and debt issuance costs.

Refer to Note 5 for details of the senior notes and Valvoline's other debt instruments that have variable interest rates with carrying amounts that approximate fair value.

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

The purchase consideration was allocated to the identifiable assets acquired and liabilities assumed based on their respective acquisition date fair values with the excess of the purchase consideration recognized as goodwill as shown below:

(In millions)	Breeze acquisition (a)
Cash	$4.6
Receivables	15.3
Inventories	4.0
Other current assets	2.2
Property, plant and equipment (b)	75.1
Operating lease assets	72.9
Goodwill (c)	524.3
Intangible assets (d)
Customer relationships	11.0
Trademarks and trade names	8.0
Other noncurrent assets	0.4
Net assets held for sale (e)	90.0
Trade and other payables	(7.8)
Accrued expenses and other liabilities	(14.5)
Other current liabilities (b)	(14.8)
Operating lease liabilities	(62.7)
Other noncurrent liabilities (b)	(70.6)
Total net assets acquired	$637.4

(a)Includes measurement period adjustments recorded through June 30, 2026.
(b)Includes finance lease assets in property, plant and equipment and finance lease liabilities in other current and noncurrent liabilities. Finance lease assets acquired were $45.1 million and finance lease liabilities assumed were $3.9 million and $57.0 million in other current and noncurrent liabilities, respectively.
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
(e)The disposal group met the criteria to be classified as held for sale and was measured as a unit of account at fair value less costs to sell as of the acquisition date. Net assets held for sale were disposed on December 1, 2025 in connection with the FTC-required divestiture and sale, as discussed in the Dispositions — Breeze Disposal below, and are no longer held for sale as of June 30, 2026.

During the nine months ended June 30, 2026, the Company recorded measurement period adjustments of $29.1 million, primarily consisting of a reduction in net deferred tax liabilities of $27.9 million included within Other noncurrent liabilities on the Condensed Consolidated Balance Sheets, with a corresponding offset to decrease goodwill. The adjustments to net deferred tax liabilities primarily relate to the partial release of a valuation allowance on interest deduction carryforwards.

The Company incurred $1.1 million and $16.7 million in third-party costs pertaining to the acquisition of Breeze, which are included in Selling, general and administration expenses in the Condensed Consolidated Statements of Comprehensive Income during the three and nine months ended June 30, 2026, respectively. Net revenues and Net income from the Breeze acquisition included in the Company's results since December 1, 2025, the date of the acquisition, are $50.8 million and $5.8 million for the three months ended June 30, 2026, respectively, and $117.1 million and $13.1 million for the nine months ended June 30, 2026, respectively.

The following table presents the unaudited pro forma information summarizing the combined results of operations for Valvoline and Breeze, prepared as if the Breeze acquisition occurred on October 1, 2024:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Net revenues	$544.6	$487.4	$1,544.2	$1,400.1
Net income	65.7	52.4	158.6	90.5

These pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect the incremental amortization of acquired intangible assets and interest expense on acquisition-related debt. Material nonrecurring adjustments, such as the $16.7 million in transaction costs and the $57.9 million pre-tax loss on the sale of the divested locations have been included as if the Breeze acquisition had occurred on October 1, 2024. The pro forma net income amounts also incorporate adjustments to reflect the income tax effects of the pro forma adjustments described above.

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed on the date assumed, nor is it intended to project future results. The unaudited pro forma results exclude the impact of any cost synergies or integration benefits.

Other acquisitions

In addition to the Breeze acquisition, the Company acquired 21 service center stores in single and multi-store transactions, including seven former Express Care locations converted to company-operated service center stores and four former franchise locations, for an aggregate purchase price of $19.7 million during the nine months ended June 30, 2026, inclusive of goodwill of $15.3 million as of June 30, 2026. These acquisitions expand Valvoline's retail presence in key North American markets and contributed to growing the number of company-operated service center stores to 1,232 as of June 30, 2026.

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

The table below shows the components of the pre-tax loss on sale included within Other (income) loss, net in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended June 30, 2026.

(in millions)
Sale proceeds received	$32.1
Less: Carrying amount of disposal group (a)	90.0
Pre-tax loss	$(57.9)

(a)Carrying amount of disposal group at disposition represents fair value less costs to sell. Note that costs to sell were de minimis and waived as immaterial for further consideration.

Other dispositions

Valvoline completed the sale of 10 company-operated service center stores to a franchisee during the first fiscal quarter of 2026 and completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025. Valvoline recognized pre-tax gains on sale of $14.3 million and $74.3 million within Other (income) loss, net in the Condensed Consolidated Statements of Comprehensive Income related to these transactions during the nine months ended June 30, 2026 and 2025, respectively.

NOTE 4 - INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2026:

(In millions)
Balance as of September 30, 2025	$658.0
Acquisitions (a)	536.2
Dispositions	(3.4)
Currency translation	(1.0)
Balance at June 30, 2026	$1,189.8

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

Other intangible assets

Valvoline’s purchased intangible assets were specifically identified when acquired, have finite lives, and are reported in Goodwill and intangibles, net within the Condensed Consolidated Balance Sheets. The following summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets:

	June 30, 2026			September 30, 2025
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets
Trademarks and trade names	$37.5	$(15.4)	$22.1	$29.5	$(12.7)	$16.8
Reacquired franchise rights	126.0	(71.6)	54.4	122.3	(63.9)	58.4
Customer relationships	25.5	(9.4)	16.1	14.7	(8.5)	6.2
Other intangible assets	7.6	(6.7)	0.9	7.4	(6.3)	1.1
Total definite-lived intangible assets	$196.6	$(103.1)	$93.5	$173.9	$(91.4)	$82.5

The table that follows summarizes the actual and estimated amortization expense for the Company's current amortizable intangible assets:

	Actual	Estimated
	Nine months ended June 30	Years ended September 30
(In millions)	2026	2026	2027	2028	2029	2030
Amortization expense	$11.9	$15.6	$16.2	$16.1	$13.8	$12.2

NOTE 5 - DEBT

The following table summarizes Valvoline’s total debt as of:

(In millions)	June 30 2026	September 30 2025
2031 Notes	$535.0	$535.0
Term Loan A	347.8	415.6
Term Loan B	738.2	—
Revolver (a)	—	130.0
Debt issuance costs and discounts	(19.0)	(6.6)
Total debt	1,602.0	1,074.0
Current portion of long-term debt	31.1	23.8
Long-term debt	$1,570.9	$1,050.2

(a)As of June 30, 2026, the total borrowing capacity remaining under the $475.0 million revolving credit facility was $470.1 million due to a reduction of $4.9 million for letters of credit outstanding.

As of June 30, 2026, Valvoline was in compliance with all covenants under its long-term borrowings.

Senior Credit Agreement

Key terms and conditions

In December 2025, Valvoline amended its Senior Credit Agreement commensurate with closing the acquisition of Breeze to add a seven-year $740.0 million Term Loan B.

On June 30, 2026, the Company further amended the Senior Credit Agreement to refinance the interest rates for the Term Loan B. Under the amended agreement, at Valvoline’s option, amounts outstanding under the Term Loan B bear interest at either the adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1.750% per year (2.000% per year prior to latest amendment) or the base rate plus 0.750% per year (1.000% per year prior to latest amendment). The effective interest rate for the Term Loan B was 5.393% as of June 30, 2026.

The principal balance of the Term Loan B is required to be repaid in quarterly installments of approximately $1.9 million with the balance due at maturity. Amounts outstanding under the Term Loan B may be prepaid at any time, and from time to time, in whole or part, with a 1.000% premium for certain pricing transactions occurring within the six-month period following June 30, 2026.

Summary of activity

The net proceeds from the Term Loan B were used to fund the Breeze acquisition with the remaining proceeds used to pay down the outstanding balance on the revolving credit facility (“Revolver”).

During the three months ended June 30, 2026, Valvoline made a $50.0 million prepayment of principal on the Term Loan A.

Lease and franchisee guarantees

The Company guaranteed future payments related to certain leases assigned in connection with divesting retail stores and the Global Products business. Valvoline is obligated to perform if the buyers of the divested businesses default on the leases, which have remaining terms ranging from 9 months to 30 years. The undiscounted maximum potential future payments under the lease guarantees were $93.4 million as of June 30, 2026. In addition, the Company guaranteed certain outstanding franchisee debt obligations that have remaining terms ranging from 5 months to four years and total $12.4 million as of June 30, 2026. The Company has not recorded a liability for these guarantees as the likelihood of making future payments is not considered probable.

NOTE 6 – INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual discrete items related specifically to interim periods. The following summarizes income tax expense and the effective tax rate in each interim period:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Income tax expense	$20.6	$20.0	$61.0	$65.9
Effective tax rate percentage	24.1%	26.0%	43.9%	25.8%

The year-over-year change in the effective tax rate for the three months ended June 30, 2026 reflected lower nondeductible transaction costs associated with the Breeze acquisition as acquisition-related activities were substantially completed.

The year-over-year change in the effective tax rate for the nine months ended June 30, 2026, was primarily attributed to the Breeze acquisition and the immediate FTC-required divestiture of 45 acquired stores. The $57.9 million pre-tax loss on divestiture did not generate a tax benefit; rather, nondeductible goodwill drove an unfavorable tax effect and contributed to a taxable gain on the divestiture that resulted in $6.3 million of income tax expense in the nine months ended June 30, 2026. Additionally, certain transaction costs became nondeductible in connection with the acquisition close and increased income tax expense by $4.3 million in the current year-to-date period.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The following table summarizes the components of Net pension and other postretirement plan income within the Condensed Consolidated Statements of Comprehensive Income:

	Pension benefits		Other postretirement benefits

(In millions)	2026	2025	2026	2025
Three months ended June 30
Interest cost	$16.9	$17.4	$0.3	$0.3
Expected return on plan assets	(17.9)	(18.1)	—	—
Amortization of prior service (credits) costs	—	0.1	(0.6)	(0.6)
Net periodic benefit income	$(1.0)	$(0.6)	$(0.3)	$(0.3)

Nine months ended June 30
Interest cost	$50.8	$52.3	$0.8	$0.8
Expected return on plan assets	(53.6)	(54.2)	—	—
Amortization of prior service (credits) costs	—	0.1	(1.7)	(1.7)
Net periodic benefit income	$(2.8)	$(1.8)	$(0.9)	$(0.9)

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

NOTE 9 - EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share:

	Three months ended June 30		Nine months ended June 30

(In millions, except per share amounts)	2026	2025	2026	2025
Numerator
Income from continuing operations	$65.0	$57.0	$78.1	$189.2
Loss from discontinued operations, net of tax	(0.5)	(0.5)	(1.6)	(3.5)
Net income	$64.5	$56.5	$76.5	$185.7

Denominator
Weighted average common shares outstanding	127.8	127.6	127.8	128.0
Effect of potentially dilutive securities (a)	0.6	0.6	0.5	0.7
Weighted average diluted shares outstanding	128.4	128.2	128.3	128.7

Basic earnings (loss) per share
Continuing operations	$0.51	$0.45	$0.61	$1.48
Discontinued operations	—	(0.01)	(0.01)	(0.03)
Basic earnings per share	$0.51	$0.44	$0.60	$1.45

Diluted earnings (loss) per share
Continuing operations	$0.51	$0.44	$0.61	$1.47
Discontinued operations	—	—	(0.01)	(0.03)
Diluted earnings per share	$0.51	$0.44	$0.60	$1.44

(a)There were 0.5 million and 0.6 million outstanding stock appreciation rights excluded from the computation of diluted earnings per share in the three and nine months ended June 30, 2026, respectively, and 0.1 million in the three and nine months ended June 30, 2025, respectively, because the effect would have been antidilutive.

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

The following table presents the significant segment expenses and the Company’s measure of profit or loss:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Net revenues	$544.6	$439.0	$1,510.2	$1,256.5
Less:
Labor cost	127.4	102.3	366.7	307.3
Materials	90.0	72.7	254.8	218.9
Other service delivery costs	112.3	86.4	314.3	249.3
Advertising	22.6	18.9	63.8	53.7
Payroll and related costs	40.6	31.6	114.8	89.7
Other general and administrative	39.8	32.3	129.9	103.4
Other segment items (a)	46.9	37.8	187.8	45.0
Income from continuing operations	$65.0	$57.0	$78.1	$189.2

(a)Other segment items primarily include items such as Net legacy and separation-related expenses, Other (income) loss, net, Net pension and postretirement income, Net interest and other financing expenses, and Income tax expense, which are included in the Company’s Condensed Consolidated Statements of Comprehensive Income.

NOTE 11 - SUPPLEMENTAL FINANCIAL INFORMATION

Accounts and other receivables

The following summarizes Valvoline’s accounts and other receivables in the Condensed Consolidated Balance Sheets as of:

(In millions)	June 30 2026	September 30 2025
Current
Trade	$89.2	$82.0
Notes receivable from franchisees	7.0	8.5
Other	8.9	1.6
Receivables, gross	105.1	92.1
Allowance for credit losses	(2.3)	(2.5)
Receivables, net	$102.8	$89.6

Non-current (a)
Notes receivable	$—	$2.7
Other	4.6	4.4
Noncurrent notes receivable, gross	4.6	7.1
Allowance for losses	(0.1)	(2.8)
Noncurrent notes receivable, net	$4.5	$4.3

(a)Included in Other noncurrent assets within the Condensed Consolidated Balance Sheets.

Revenue recognition

The following disaggregates the Company’s net revenues by timing of revenue recognized:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Net revenues transferred at a point in time	$519.0	$416.1	$1,437.9	$1,191.9
Franchised revenues transferred over time	25.6	22.9	72.3	64.6
Net revenues	$544.6	$439.0	$1,510.2	$1,256.5

The following table summarizes net revenues by category:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Oil changes and related fees	$405.4	$319.3	$1,111.5	$912.0
Non-oil changes and related fees	110.0	93.9	321.1	275.2
Franchise fees and other	29.2	25.8	77.6	69.3
Total	$544.6	$439.0	$1,510.2	$1,256.5

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

BUSINESS OVERVIEW AND PURPOSE

As the quick, easy, trusted leader in automotive preventive maintenance, Valvoline Inc. (“Valvoline” or the “Company”) is creating shareholder value by driving the full potential of its core business, delivering sustainable network growth, and continuing to innovate to meet the evolving needs of customers and the car parc. With average customer ratings that indicate high levels of service satisfaction, Valvoline and the Company’s franchise partners simplify vehicle care so customers can do what drives them. This includes approximately 15-minute stay-in-your-car oil changes; battery, bulb and wiper replacements; tire rotations; and other manufacturer recommended maintenance services. The Company operates and franchises approximately 2,500 service center locations through its Valvoline Instant Oil ChangeSM (“VIOC”), Valvoline Great Canadian Oil Change, and Oil ChangersSM retail locations and supports over 240 locations through its Express CareTM platform.

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

Dispositions

Immediately following the acquisition, 45 of the acquired Breeze stores were sold in accordance with the Federal Trade Commission (“FTC”) Decision and Order that required the disposal of certain acquired locations for the Company to receive regulatory clearance to close the Breeze acquisition. The fair value of the net assets divested was $90.0 million. As a result, the Company recognized a $57.9 million pre-tax loss on sale within Other (income) loss, net in the Condensed Consolidated Statement of Comprehensive Income for the nine months ended June 30, 2026.

Valvoline completed the sale of 10 company-operated service center stores to a franchisee during the first fiscal quarter of 2026 and completed the sale of 39 company-operated service center stores to a new franchisee during the first fiscal quarter of 2025. Valvoline recognized pre-tax gains on sale of $14.3 million and $74.3 million within Other (income) loss, net in the Condensed Consolidated Statements of Comprehensive Income related to these transactions during the nine months ended June 30, 2026 and 2025, respectively. These transactions, together with executed development agreements are expected to provide significant growth in the respective markets and deliver long-term value to shareholders. The impact of these dispositions on year-over-year comparability of financial results is discussed further herein.

THIRD FISCAL QUARTER 2026 OVERVIEW

The following were the significant events for the third fiscal quarter of 2026, each of which is discussed more fully in this Quarterly Report on Form 10-Q:

•Net revenues grew 24% compared to the prior year period, primarily driven by network expansion of 332 net store additions, including the impact of acquisitions and dispositions. The increase was further supported by system-wide same-store sales ("SSS") growth of 8.0%, as well as favorable pricing and service mix. These increases were partially offset by a $3.8 million decrease related to dispositions.

•Income from continuing operations grew 14% to $65.0 million and Diluted earnings per share increased 16% to $0.51 compared to the prior year period. The increase was primarily driven by strong revenue growth and higher gross profit, partially offset by higher Selling, general, and administrative expenses and increased interest expense associated with the Term Loan B.

•Adjusted EBITDA increased 25% over the prior year period primarily driven by gross profit growth and strong revenue performance, including higher volumes, favorable pricing and service mix, as well as contributions from the Breeze acquisition. These increases more than offset the impacts from dispositions and higher selling, general, and administrative expenses.

•During the quarter, the lubricant cost environment became more dynamic as industry supply conditions tightened for certain lubricant products. The Company leveraged its scale, supplier relationships and pricing actions to maintain product availability and support profitability throughout the quarter. While lubricant costs increased as the quarter progressed and are expected to remain elevated in the near term, management continues to actively manage the environment through pricing, procurement and operational initiatives.

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

RESULTS OF OPERATIONS

The following summarizes the results of the Company’s continuing operations for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2026		2025		2026		2025
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Net revenues	$544.6	100.0%	$439.0	100.0%	$1,510.2	100.0%	$1,256.5	100.0%
Gross profit	$214.9	39.5%	$177.6	40.5%	$574.4	38.0%	$481.0	38.3%
Net operating expenses	$102.7	18.9%	$82.9	18.9%	$357.9	23.7%	$175.6	14.0%
Operating income	$112.2	20.6%	$94.7	21.6%	$216.5	14.3%	$305.4	24.3%
Income from continuing operations	$65.0	11.9%	$57.0	13.0%	$78.1	5.2%	$189.2	15.1%

EBITDA (a)	$151.7	27.9%	$125.8	28.7%	$329.5	21.8%	$394.7	31.4%
Adjusted EBITDA (a)	$162.4	29.8%	$129.5	29.5%	$413.4	27.4%	$336.7	26.8%

(a)Refer to the “Use of Non-GAAP Measures” and “Continuing operations EBITDA and Adjusted EBITDA” for management’s definitions of the metrics presented above and reconciliation to the corresponding GAAP measures, where applicable.

	Three months ended June 30		Nine months ended June 30

	2026	2025	2026	2025
Sales information
Store sales - in millions
Company-operated	$481.0	$382.6	$1,340.0	$1,100.6
Franchised (a)	572.9	507.0	1,624.1	1,434.8
System-wide store sales (a)	$1,053.9	$889.6	$2,964.1	$2,535.4
Year-over-year growth (a)	18.5%	10.0%	16.9%	11.3%

System-wide same-store sales growth (a)(b)	8.0%	4.9%	7.4%	6.2%

	Number of stores at end of period
	Third Quarter 2026	Second Quarter 2026	First Quarter 2026	Fourth Quarter 2025	Third Quarter 2025
Company-operated	1,232	1,210	1,196	1,016	983
Franchised (a)	1,224	1,199	1,184	1,164	1,141
Total system-wide stores (a)	2,456	2,409	2,380	2,180	2,124

(a)	Measures include Valvoline franchisees, which are independent legal entities. Valvoline does not consolidate the results of operations of its franchisees.
(b)
Valvoline determines SSS growth as the year-over-year change in net revenues of U.S. VIOC system-wide same stores with same stores defined as those that have been in operation within the system for at least 12 full months, and beginning in fiscal 2026, mobile service net revenues in markets that leverage store marketing channels.

Net revenues

Net revenues increased $105.6 million, or 24.1% for the three months ended June 30, 2026 compared to the prior year period, primarily driven by network growth of 332 net new system-wide stores, including contributions from the Breeze acquisition and other store openings. System-wide SSS also increased 8.0%, supported by higher average ticket from pricing actions, ongoing premiumization, and non-oil change service penetration, along with modest growth in transactions. These increases were partially offset by lower net revenues resulting from disposition activity. The following reconciles the year-over-year change in net revenues:

For the nine months ended June 30, 2026, Net revenues increased $253.7 million, or 20.2% compared to the prior year, primarily driven by network expansion, including the Breeze acquisition and other store openings, which increased the system-wide store base. System-wide SSS revenue grew 7.4%, reflecting the benefits of pricing actions, continued growth in premiumization, and higher transaction volumes. These favorable impacts were partially offset by lower revenues associated with disposition activity. The following reconciles the year-over-year change in year-to-date net revenues:

Gross profit

Gross profit increased $37.3 million, or 21.0%, for the three months ended June 30, 2026 compared to the prior year period driven by contributions from acquired stores and network growth. These increases were partially offset by higher expenses associated with network expansion, including labor, depreciation, occupancy, and other service delivery costs. The following reconciles the year-over-year change in gross profit:

Gross profit margin declined 1.0% in the three months ended June 30, 2026 compared to the prior year period, primarily reflecting higher store operating expenses, including depreciation and occupancy costs associated with network expansion and acquisitions, as well as higher labor, and other service delivery costs.

Gross profit improved $93.4 million, or 19.4%, for the nine months ended June 30, 2026 compared to the prior year period, primarily driven by favorable service mix, volume growth, including contributions from acquired stores, and pricing. These increases were partially offset by higher costs associated with supporting network expansion, including labor, occupancy, depreciation, and other service delivery expenses. The following reconciles the year-over-year change in year-to-date gross profit:

Gross profit margin declined 0.3% in the nine months ended June 30, 2026 compared to the prior year period, as favorable product costs and labor efficiency were more than offset by higher store operating expenses associated with network growth and the impact of recent dispositions.

Net operating expenses

Details of the components of net operating expenses are summarized below for the periods ended June 30:

	Three months ended June 30				Nine months ended June 30
	2026		2025		2026		2025
(In millions)	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues	Amount	% of Net revenues
Selling, general and administrative expenses	$103.0	18.9%	$82.8	18.9%	$308.5	20.4%	$246.8	19.7%
Net legacy and separation-related expenses	0.1	0.1%	0.4	0.1%	6.2	0.4%	1.6	0.1%
Other (income) loss, net	(0.4)	(0.1)%	(0.3)	(0.1)%	43.2	2.9%	(72.8)	(5.8)%
Net operating expenses	$102.7	18.9%	$82.9	18.9%	$357.9	23.7%	$175.6	14.0%

Selling, general and administrative expenses (“SG&A”) increased by $20.2 million and $61.7 million for the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. The increases reflect continued investments to scale the business and support long-term growth, including the current year Breeze acquisition. The primary contributors were outside services, talent, advertising, and technology which combined to increase expense by $13.5 million and $33.5 million in the three and nine months ended June 30, 2026, respectively. Additionally, investment and divestiture activity, namely the acquisition of Breeze, increased SG&A by $5.2 million and $24.1 million in the three and nine months ended June 30, 2026, respectively, primarily related to consulting fees and professional services to support legal, regulatory, diligence and integration efforts.

Net legacy and separation-related expenses decreased $0.3 million for the three months ended June 30, 2026 compared to the prior year period, primarily due to lower expenses associated with legacy businesses. Net legacy and separation-related expenses increased $4.6 million for the nine months ended June 30, 2026 compared to the prior year period, primarily due to an increase in estimated reserves related to certain obligations assumed from the Company's former parent company.

Other (income) loss, net was favorable by $0.1 million for the three months ended June 30, 2026 and unfavorable by $116.0 million for the nine months ended June 30, 2026 compared to the prior year periods, reflecting differences in the Company's store disposition activity between periods. The year-to-date variance was primarily driven by a $57.9 million pre-tax loss recognized on the FTC-required divestiture of 45 Breeze stores immediately following the Breeze acquisition. Further, in the current year-to-date period, the Company recognized a $14.3 million gain on the sale of 10 company-operated stores, compared to a $74.3 million gain on the sale of 39 stores in the prior year period.

Net pension and other postretirement plan activity

Net pension and other postretirement plan activity was favorable compared to the prior year by $0.4 million and $1.0 million for the three and nine months ended June 30, 2026, respectively, due to lower interest costs attributed to the decline in discount rates, partially offset by lower recurring expected returns on plan assets as a result of the most recent annual remeasurement of the plans.

Net interest and other financing expenses

Net interest and other financing expenses increased $9.3 million and $28.1 million for the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. The increases were primarily driven by higher recurring interest expense of $10.1 million and $22.8 million, respectively, largely attributable to the addition of the Term Loan B following the Breeze acquisition. The increase for the three months ended June 30, 2026 was partially offset by lower financing costs, as the prior year period included acquisition-related financing fees that exceeded costs incurred in connection with the Term Loan B repricing in the current year period. Additionally, for the nine months ended June 30, 2026, financing and debt modification costs increased by $4.0 million, primarily due to a $3.2 million increase in fees incurred to maintain access to the Term Loan B and related financing prior to the closing of the Breeze acquisition.

Income tax provision

The following table summarizes the income tax provision and the effective tax rate for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Income tax expense	$20.6	$20.0	$61.0	$65.9
Effective tax rate percentage	24.1%	26.0%	43.9%	25.8%

The year-over-year change in the effective tax rate for the three months ended June 30, 2026 reflected lower nondeductible transaction costs associated with the Breeze acquisition as acquisition-related activities were substantially completed.

The year-over-year change in the effective tax rate for the nine months ended June 30, 2026, was primarily attributed to the Breeze acquisition and the immediate FTC-required divestiture of 45 acquired stores. The $57.9 million pre-tax loss on divestiture did not generate a tax benefit; rather, nondeductible goodwill drove an unfavorable tax effect and contributed to a taxable gain on the divestiture that resulted in $6.3 million of income tax expense in the nine months ended June 30, 2026. Additionally, certain transaction costs became nondeductible in connection with the acquisition close and increased income tax expense by $4.3 million in the current year-to-date period.

Loss from discontinued operations, net of tax

The following summarizes Loss from discontinued operations, net of tax for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30

(In millions)	2026	2025	2026	2025
Loss from discontinued operations, net of tax	$(0.5)	$(0.5)	$(1.6)	$(3.5)

Loss from discontinued operations, net of tax was flat for the three months ended June 30, 2026 and decreased $1.9 million for the nine months ended June 30, 2026, compared to the prior year periods, reflecting a reduced level of post-sale activity as separation-related matters continue to wind down following the divestiture of the former Global Products business, with remaining activity largely limited to post-closing tax matters and indemnities.

Continuing operations EBITDA and Adjusted EBITDA

The following table reconciles Income from continuing operations to EBITDA and Adjusted EBITDA for the current and prior year periods:

	Three months ended June 30		Nine months ended June 30
(In millions)	2026	2025	2026	2025
Income from continuing operations	$65.0	$57.0	$78.1	$189.2
Income tax expense	20.6	20.0	61.0	65.9
Net interest and other financing expenses	27.9	18.6	81.1	53.0
Depreciation and amortization	38.2	30.2	109.3	86.6
EBITDA from continuing operations (a)	151.7	125.8	329.5	394.7
Net pension and other postretirement plan income (b)	(1.3)	(0.9)	(3.7)	(2.7)
Net legacy and separation-related expenses (c)	0.1	0.4	6.2	1.6
Information technology transition and material weakness remediation costs (d)	7.0	2.1	12.8	8.5
Investment and divestiture-related costs (income) (e)	4.9	2.1	68.6	(65.4)
Adjusted EBITDA from continuing operations (a)	$162.4	$129.5	$413.4	$336.7

(a)	EBITDA from continuing operations is defined as income from continuing operations, plus income tax expense, net interest and other financing expenses, and depreciation and amortization attributable to continuing operations. Adjusted EBITDA from continuing operations is EBITDA adjusted for key items attributable to continuing operations.
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

(d)
Consists of expenses incurred directly related to the Company’s information technology transitions, primarily efforts related to implementing stand-alone enterprise resource planning and human resource information systems that generally began in fiscal 2023 following the sale of the former Global Products reportable segment. These expenses include data conversion, training, redundant expenses incurred from duplicative technology platforms, and temporary support, which includes consulting fees and professional services to support certain enhanced manual procedures and material weakness remediation efforts, including costs resulting from process changes implemented in remediating the material weakness. These incremental costs are directly associated with technology transitions and material weakness remediation efforts and are not considered to be reflective of the ongoing expenses of operating the Company’s technology platforms and control environment once the material weakness is remediated.

(e)
Consists of activity directly associated with specific significant acquisitions, investments and divestitures, including professional and consulting fees for legal and advisory services, in addition to gains or losses recognized upon disposition, temporary financing costs directly associated with transactions, certain acquisition-related incentive compensation costs, amortization of Breeze acquired intangible assets, and expense recognized to adjust the carrying values of related assets determined to be impaired. This activity is not considered to be reflective of the underlying operating performance of the Company’s ongoing continuing operations.

Adjusted EBITDA from continuing operations increased $32.9 million and $76.7 million in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. The increase was primarily driven by gross profit growth and strong revenue performance, including higher volumes, favorable pricing and service mix, as well as contributions from the Breeze acquisition. These benefits more than offset the impacts of dispositions and higher selling, general, and administrative expenses to support growth.

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

Continuing operations cash flows

Valvoline’s continuing operations cash flows as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows for the nine months ended June 30:

(In millions)	2026	2025
Cash provided by (used in):
Operating activities	$284.6	$180.0
Investing activities	$(761.3)	$(71.9)
Financing activities	$509.5	$(103.6)

Operating activities

Cash flows provided by operating activities increased $104.6 million from the prior year period primarily driven by $80.4 million of higher cash earnings and, to a lesser extent, lower spend on cloud computing implementation in the current year period.

Investing activities

The increase in cash flows used in investing activities of $689.4 million was primarily due to $620.4 million higher net cash consideration paid for acquisitions, mainly related to the Breeze acquisition. In addition, the Company received $57.4 million lower proceeds from the sale of operations during the current year compared to proceeds received from disposition activity in the prior year. Finally, capital expenditures were higher by $12.0 million from increased maintenance capital expenditures related to store technology upgrades.

Financing activities

Cash flows provided by financing activities increased $613.1 million from the prior year substantially driven by an increase in net borrowings, inclusive of payments for debt issuance costs, of $540.6 million. The current year activity is driven by the proceeds from the issuance of the Term Loan B offset by a $50.0 million prepayment on the Term Loan A and net repayments on the Revolver balance. In addition, the Company did not repurchase any shares of its common stock during the nine months ended June 30, 2026 as the Company accelerated debt repayment following the Term Loan B issuance, which resulted in less cash used in financing activities of $76.8 million compared to the prior year.

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

	Nine months ended June 30
(In millions)	2026	2025
Cash flows provided by operating activities	$284.6	$180.0
Less: Maintenance capital expenditures	(43.3)	(35.1)
Free cash flow excluding growth capital expenditures	241.3	144.9
Less: Growth capital expenditures	(129.0)	(125.2)
Free cash flow	$112.3	$19.7

The increase in free cash flow from continuing operations over the prior year was due to higher cash flows provided by operating activities as described above, partially offset by increased capital expenditures in the current period. The increase in capital expenditures compared to the prior year was primarily driven by higher maintenance capital expenditures related to store technology upgrades. The Company continues to focus the majority of its capital spend toward growth, which is expected to drive a high return on invested capital.

Debt

Approximately 33% of Valvoline's outstanding borrowings at June 30, 2026 had fixed interest rates, with the remainder bearing variable rates. As of June 30, 2026, Valvoline was in compliance with all covenants of its debt obligations and had borrowing capacity of $470.1 million remaining under its Revolver.

In December 2025, Valvoline amended its Senior Credit Agreement to add a seven-year $740.0 million Term Loan B. The proceeds of the Term Loan B were used to fund the Breeze acquisition with the remaining proceeds used to pay down the outstanding balance on the Revolver.

On June 30, 2026, the Company further amended the Senior Credit Agreement to reduce the interest rates applicable to the Term Loan B. Under the amended agreement, at Valvoline’s option, amounts outstanding under the Term Loan B bear interest at either the adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1.75% per year or the base rate plus 0.75% per year.

Additionally, the Company prepaid $50.0 million of principal on the Term Loan A during the three months ended June 30, 2026.

Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional details regarding the Company’s debt instruments.

Share repurchases

In July 2024, the Board approved a share repurchase authorization of $400.0 million (the “2024 Share Repurchase Authorization”), which has no expiration date. During the nine months ended June 30, 2026, the Company did not repurchase any shares of its common stock. As of June 30, 2026, $325.0 million remained available for share repurchases under the 2024 Share Repurchase Authorization.

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

Following the Breeze acquisition, the Company paused share repurchase activity to accelerate debt reduction and support its leverage objectives. Since the acquisition, the Company has made substantial progress in reducing its net debt to adjusted EBITDA leverage ratio. The Company continues to prioritize deleveraging and expects to resume share repurchases in an orderly manner upon achievement of the commitments established at the time of the acquisition.

Summary

Valvoline had cash and cash equivalents of $84.2 million, total debt of $1,602.0 million, and total remaining borrowing capacity of $470.1 million under its Revolver as of June 30, 2026. Valvoline’s ability to continue to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in the industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting estimates are described in Item 7 of Part II in Valvoline’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Management reassessed the critical accounting estimates as disclosed in the Annual Report on Form 10-K, and determined there were no changes in the nine months ended June 30, 2026.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risks are discussed in Item 7A of Part II in Valvoline's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Management reassessed the quantitative and qualitative market risk disclosures as described in the Annual Report on Form 10-K and determined there were no material changes to market risks in the nine months ended June 30, 2026.

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

Notwithstanding the conclusion that disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness, management continued performing additional analyses and other procedures, including certain enhanced manual procedures and controls intended to ensure the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects. The material weakness did not result in any identified material misstatements in the current or prior period consolidated financial statements. Accordingly, the Company believes there are no material inaccuracies or omissions of material fact in its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and that such financial statements present fairly, in all material respects, the financial position, results of operations and cash flows as of and for each of the periods presented herein in accordance with U.S. GAAP.

Breeze Acquisition

As previously disclosed, the Company completed the acquisition of Breeze on December 1, 2025, and is currently in the process of integrating Breeze’s operations, control processes and information systems into the Company’s systems and control environment. As permitted by SEC Staff’s general guidance, an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Management plans to exclude Breeze from its evaluation of internal control over financial reporting for the current fiscal year ended September 30, 2026. Breeze represented approximately 8% of net revenues for the nine months ended June 30, 2026. Total assets of the acquired business represented approximately 20% of total consolidated assets as of June 30, 2026, consisting principally of acquired intangible assets, including goodwill.

Changes in internal control over financial reporting

Other than as described below with respect to the material weakness remediation efforts, there have been no significant changes in Valvoline’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, Valvoline’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

The sale of the former Global Products reportable segment on March 1, 2023 resulted in material changes in the Company’s internal control over financial reporting, including the implementation of a new enterprise resource planning system (“ERP”) on January 1, 2024. A material weakness in internal control over financial reporting was initially reported during the quarter ended March 31, 2024 due to the ERP implementation and the aggregation of related deficiencies due to ineffective information technology general controls (“ITGCs”) and the design of certain business process controls. While management has made substantial progress with its planned remedial measures, including remediation of the ITGC deficiencies that contributed to the previously reported material weakness as of

September 30, 2025, the material weakness continued to exist with respect to the aggregation of deficiencies in the design of business process controls, as of June 30, 2026.

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

Substantial progress toward the remediation of the material weakness has been made through the remediation of the ITGC deficiencies in fiscal 2025 and management’s ongoing remediation efforts in fiscal 2026.

Management continues to make meaningful progress in the remediation of the business process control deficiencies that aggregate to the material weakness. As of June 30, 2026, management had substantially completed its assessment of control design1, and is continuing to assess the operating effectiveness of these controls. Remediation will be considered complete once the controls have operated for a sufficient period of time and formal testing confirms they are operating effectively. Management currently expects to complete remediation activities during fiscal 2026.

1Design validation is in progress for certain quarterly and annual controls where control execution will be evaluated to validate design and operating effectiveness.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f), of Valvoline adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

VALVOLINE INC.
(Registrant)

August 5, 2026	By:	/s/ J. Kevin Willis
J. Kevin Willis
Chief Financial Officer